Form 10-Q
period 1996-06-29
CHROMCRAFT REVINGTON INC
filed 1996-08-06
CIK 884130

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 29, 1996

                    Commission file number 1-13970

                      CHROMCRAFT REVINGTON, INC.
        (Exact name of Registrant as specified in its charter)

                      Delaware                   35-1848094
          (State or other jurisdiction of    (IRS Employer
          incorporation or organization)     Identification No.)

            1100 North Washington Street, Delphi, IN  46923
         (Address of Registrant's principal executive offices)

                            (317) 564-3500
         (Registrant's telephone number, including area code)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X   No

       The number of shares outstanding for each of the Registrant's classes of common stock as of the latest practicable date:
                                             Outstanding at
                   Class                     August 1, 1996
         Common Stock, $.01 Par Value          5,740,273

                           Table of Contents

                                                             Page Number
Part I.  Financial Information

   Item 1.  Financial Statements

          Consolidated Statements of Earnings                      3

          Condensed Consolidated Balance Sheets                    4

          Condensed Consolidated Statements of Cash Flows          5

          Notes to Condensed Consolidated Financial Statements     6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    7


Part II.  Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders    9

   Item 6.  Exhibits                                              10

Signatures                                                        10

                                             Part I. Financial Information

Item 1.   Financial Statements

                               Consolidated Statements of Earnings (unaudited)

                                          Chromcraft Revington, Inc.
                                    (In thousands, except per share data)

                                                   Three Months Ended                          Six Months Ended
                                           ----------------------------------         ---------------------------------
                                              June 29,             July 1,               June 29,            July 1,
                                                1996                1995                   1996               1995
                                           --------------      --------------         --------------     --------------
Sales                                        $    39,922        $    36,620            $     82,213       $     73,220
Cost of sales                                     28,909             27,129                  59,554             53,382
                                           --------------      --------------         --------------     --------------
Gross margin                                      11,013              9,491                  22,659             19,838

Selling, general and
   administrative expenses                         5,680              4,939                  11,479              9,821
                                           --------------      --------------         --------------     --------------
Operating income                                   5,333              4,552                  11,180             10,017

Interest income (expense), net                        19                (98)                     (5)               (42)
                                           --------------      --------------         --------------     --------------
Earnings before income
   tax expense                                     5,352              4,454                  11,175              9,975

Income tax expense                                 2,141              1,804                   4,470              4,040
                                           --------------      --------------         --------------     --------------

Net earnings                                 $     3,211        $     2,650            $      6,705       $      5,935
                                           ==============      ==============         ==============     ==============

Earnings per share
   of common stock                           $       .55        $       .45            $       1.14       $       1.01
                                           ==============      ==============         ==============     ==============

Average common shares
   and equivalents outstanding                     5,884              5,867                   5,884              5,860
                                           ==============      ==============         ==============     ==============

See accompanying notes to condensed consolidated financial statements.

                             Condensed Consolidated Balance Sheets (unaudited)

                                         Chromcraft Revington, Inc.
                                               (In thousands)

                                                                      June 29,            July 1,         December 31,
                 Assets                                                 1996               1995               1995
               ----------                                          --------------     --------------     --------------
Cash and cash equivalents                                           $         652      $         -        $         -
Accounts receivable                                                        21,537             16,832             18,370
Inventories                                                                18,405             17,797             19,928
Deferred income taxes and other assets                                      1,562              1,785              1,173
                                                                   --------------     --------------     --------------

                 Current assets                                            42,156             36,414             39,471

Property, plant and equipment, net                                         22,839             20,700             22,627
Intangibles and other assets                                               23,384             23,862             23,727
                                                                   --------------     --------------     --------------

                 Total assets                                       $      88,379      $      80,976      $      85,825
                                                                   ==============     ==============     ==============

                 Liabilities and Stockholders' Equity
               ----------------------------------------

Accounts payable                                                    $       5,505      $       6,052      $       7,568
Accrued liabilities                                                         9,312              8,480              9,983
                                                                   --------------     --------------     --------------

                 Current liabilities                                       14,817             14,532             17,551

Revolving credit facility                                                     -                5,685              1,500
Deferred income taxes and other liabilities                                 2,901              3,016              2,992
                                                                   --------------     --------------     --------------

                 Total liabilities                                         17,718             23,233             22,043
                                                                   --------------     --------------     --------------

Stockholders' equity

   Common stock and capital in excess of par value                         21,016             20,842             20,842
   Retained earnings                                                       49,645             36,901             42,940
                                                                   --------------     --------------     --------------

                 Total stockholders' equity                                70,661             57,743             63,782
                                                                   --------------     --------------     --------------

                 Total liabilities and stockholders' equity         $      88,379      $      80,976      $      85,825
                                                                   ==============     ==============     ==============


See accompanying notes to condensed consolidated financial statements.

                   Condensed Consolidated Statements of Cash Flows (unaudited)

                                    Chromcraft Revington, Inc.
                                          (In thousands)

                                                                                         Six Months Ended
                                                                               ------------------------------------
                                                                                  June 29,               July 1,
                                                                                    1996                  1995
                                                                               --------------        --------------
Operating Activities
    Net earnings                                                                 $     6,705          $      5,935
      Adjustments to reconcile net earnings to net
       cash provided by operating activities
           Depreciation and amortization                                               1,685                 1,831
           Deferred income taxes                                                        (124)                 (215)
           Changes in assets and liabilities, net
               Accounts receivable                                                    (3,167)                 (296)
               Inventories                                                             1,523                 2,056
               Other current assets                                                     (297)                 (749)
               Accounts payable and accrued liabilities                               (2,734)               (2,188)
               Other                                                                    (274)                  117
                                                                               --------------        --------------

           Cash provided by operating activities                                       3,317                 6,491
                                                                               --------------        --------------

Investing Activities
    Capital expenditures                                                              (1,587)               (1,900)
    Disposal of property, plant and equipment                                            248                   -
    Investment in acquired company                                                       -                  (8,350)
    Funds held in escrow                                                                 -                  (3,000)
                                                                               --------------        --------------

           Cash used in investing activities                                          (1,339)              (13,250)
                                                                               --------------        --------------

Financing Activities
    Borrowings (payments) under revolving credit facility                             (1,500)                5,685
    Refinance acquired company indebtedness                                              -                  (1,190)
    Proceeds from stock options exercised                                                174                   186
                                                                               --------------        --------------

           Cash provided (used) in financing activities                               (1,326)                4,681
                                                                               --------------        --------------

Net change in cash and cash equivalents                                                  652                (2,078)

Cash and cash equivalents at beginning of period                                         -                   2,078
                                                                               --------------        --------------

Cash and cash equivalents at end of period                                       $       652          $        -
                                                                               ==============        ==============


See accompanying notes to condensed consolidated financial statements.

   Notes to Condensed Consolidated Financial Statements (unaudited)

                      Chromcraft Revington, Inc.


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended
June 29, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1995.


Note B - Average Common Shares and Equivalents Outstanding

Average common shares used in the calculation of earnings per share included common stock equivalents (stock options) of approximately 147,000 and 140,000 shares for the three months ended June 29, 1996 and July 1, 1995, respectively, and 150,000 and 137,000 shares for the six months ended June 29, 1996 and July 1, 1995, respectively.


Note C - Inventories

The components of inventories consisted of the following:

                                                                                     (In thousands)
                                                                   ----------------------------------------------------
                                                                      June 29,            July 1,         December 31,
                                                                        1996               1995               1995
                                                                   --------------     --------------     --------------
    Raw materials                                                   $      4,982       $      5,413       $      5,905
    Work-in-process                                                        4,041              3,338              3,926
    Finished goods                                                        11,026             10,104             11,459
                                                                   --------------     --------------     --------------
    Inventories at FIFO cost                                              20,049             18,855             21,290
    LIFO reserve                                                          (1,644)            (1,058)            (1,362)
                                                                   --------------     --------------     --------------
                                                                    $     18,405       $     17,797       $     19,928
                                                                   ==============     ==============     ==============

Note D - Accrued Liabilities

Accrued liabilities consisted of the following:

                                                                                       (In thousands)
                                                                   ----------------------------------------------------
                                                                      June 29,            July 1,         December 31,
                                                                        1996               1995               1995
                                                                   --------------     --------------     --------------

    Employee benefit plans                                          $      3,091       $      2,416       $      2,949
    Salaries, wages and commissions                                        1,128                991              1,199
    Vacation and holiday compensation                                        813                749                928
    Workers' compensation plans                                              893                936              1,002
    Other accrued liabilities                                              3,387              3,388              3,905
                                                                   --------------     --------------     --------------
                                                                    $      9,312       $      8,480       $      9,983
                                                                   ==============     ==============     ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Three and Six Months Ended June 29, 1996 versus Three and Six Months Ended July 1, 1995.
- - ---------------------------------------------------------------------

Chromcraft Revington, Inc. (the "Company") manufactures and sells residential and commercial furniture through its wholly-owned subsidiaries Chromcraft Corporation ("Chromcraft"), Peters-Revington Corporation ("Peters-Revington") and Silver Furniture Co., Inc.
("Silver Furniture").   The following table sets forth the consolidated
results of operations for the three and six months ended June 29, 1996 and July 1, 1995 expressed as a percentage of sales.

                                                     Three Months Ended                       Six Months Ended
                                              ---------------------------------       ---------------------------------
                                                 June 29,            July 1,             June 29,            July 1,
                                                   1996               1995                 1996               1995
                                              --------------     --------------       --------------     --------------
           Sales                                   100.0  %           100.0  %              100.0  %           100.0  %
           Cost of sales                            72.4               74.1                  72.4               72.9
                                               ----------         ----------            ----------         ----------
           Gross margin                             27.6               25.9                  27.6               27.1
           Selling, general and
             administrative expenses                14.2               13.5                  14.0               13.4
                                               ----------         ----------            ----------         ----------
           Operating income                         13.4               12.4                  13.6               13.7
           Interest expense, net                     -                   .2                   -                   .1
                                               ----------         ----------            ----------         ----------

           Earnings before
             income tax expense                     13.4               12.2                  13.6               13.6
           Income tax expense                        5.4                5.0                   5.4                5.5
                                               ----------         ----------            ----------         ----------
           Net earnings                              8.0  %             7.2  %                8.2  %             8.1  %
                                               ==========         ==========            ==========         ==========

Operating results of Silver Furniture are included in the consolidated financial statements of the Company since April 3, 1995, the acquisition date.

Sales

Consolidated sales for the second quarter of 1996 increased 9.0% to $39,922,000 from $36,620,000 for the second quarter of 1995. The sales increase was due to higher sales at each of the Company's subsidiaries. For the six months ended June 29, 1996, consolidated sales increased 12.3% to $82,213,000 from $73,220,000 for the first six months of 1995. The sales increase for the first half of 1996 as compared to the year-earlier period was primarily due to the inclusion of Silver Furniture's operating results. The Company's sales order backlog entering the third quarter was higher than the year ago level.


Cost of Sales

Cost of sales as a percentage of sales was 72.4% for each of the three and six month periods ended June 29, 1996 as compared to 74.1% and 72.9% for the three and six month periods ended July 1, 1995, respectively. The cost percentage decrease for the second quarter was primarily attributable to improved operating margins at Chromcraft and Silver Furniture due, in part, to spreading fixed overhead costs over a higher sales volume.


Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 14.2% and 14.0% for the second quarter and six months ended June 29, 1996, respectively, as compared to 13.5% and 13.4% for the second quarter and six months ended July 1, 1995, respectively. The cost percentage increase for the three months ended June 29, 1996 as compared to the prior year quarter was primarily due to higher selling costs and an increase in corporate related costs. For the six months ended June 29, 1996, the cost percentage increase as compared to the prior year was due, in part, to the inclusion of Silver Furniture's operating results.


Interest Income (Expense), Net

The Company earned interest income of $19,000 during the second quarter of 1996 as compared to incurring interest expense of $98,000 during the second quarter a year ago. For the six months ended June 29, 1996, interest expense, net, was $5,000 as compared to $42,000 for the first six months of 1995. The Company had no bank borrowings during the second quarter of 1996 and excess cash was invested in short-term investments.


Income Tax Expense

The Company's effective tax rate for the three and six month periods ended June 29, 1996 was 40.0% as compared to 40.5% for the same periods of 1995. The lower effective tax rate for 1996 was primarily due to a decrease in state income taxes.

Liquidity and Capital Resources

The operating activities of the Company provided $3,317,000 of cash for the first half of 1996, a decrease of $3,174,000 from the amount provided in the year earlier period. The decrease in cash flow from operating activities for 1996 was mainly as a result of an increase in working capital investment, primarily in accounts receivable due to a higher sales volume. Cash flow from higher earnings in 1996 as compared to the prior year period partially offset the increase in working capital investment.

The investing activities used $1,339,000 of cash during the first half of 1996 as compared to $13,250,000 in the year ago period. The higher investing activities in 1995 were primarily due to the purchase of Silver Furniture for $8,350,000 in cash at the closing and the deposit of $3,000,000 in a bank escrow account to fund conditional purchase consideration.

Capital expenditures for the first six months of 1996 were primarily used to increase finished goods warehouse capacity. For the full year 1996, the Company expects to spend approximately $3,500,000 on capital expenditures as compared to $5,514,000 spent in 1995.

Cash used in financing activities for the six months ended June 29, 1996 was primarily used to repay bank indebtedness under the Company's revolving credit facility. For the year earlier period, borrowings under the revolving credit facility were used to finance the acquisition of Silver Furniture.

For the first six months of 1996, the Company generated excess cash flow of $652,000. The Company plans to retain cash in the business for use in internal growth and acquisitions. At June 29, 1996, the Company had no bank debt outstanding and approximately $57,800,000 in availability under its bank revolving credit facility.


                      Part II.  Other Information
                  ----------------------------------

Item 4. Submission of Matters to a Vote of Security Holders

 (a) The Company held its annual meeting of stockholders on May 3, 1996.

 (b) At the annual meeting, the holders of the common stock of the Company elected seven directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. Set forth below are the votes cast for each director.

                Directors                    For                Withheld
           -------------------           -----------           ----------

           Bruce C. Bruckmann             5,202,280               41,235
           David L Kolb                   5,202,280               41,235
           Larry P. Kunz                  5,202,280               41,235
           H. Martin Michael              5,202,280               41,235
           M. Saleem Muqaddam             5,202,080               41,435
           Michael E. Thomas              5,202,246               41,269
           Warren G. Wintrub              5,202,280               41,235

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

      None

   (b) Reports on Form 8-K

      None


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CHROMCRAFT REVINGTON, INC.
                                 ----------------------------
                                 (Registrant)


Date:  August 5, 1996            /s/ Frank T. Kane
- - ----------------------           ----------------------------
                                 Frank T. Kane
                                 Vice President - Finance
                                 (Duly Authorized Officer and
                                 Chief Financial Officer)