Form 10-Q
period 1996-09-28
CHROMCRAFT REVINGTON INC
filed 1996-11-12
CIK 884130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                          FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 28, 1996

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

                    Yes X     No

  The number of shares outstanding for each of the
  Registrant's classes of common stock as of the latest
  practicable date:
                                        Outstanding at
             Class                     October 25, 1996
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

                                          Chromcraft Revington, Inc.
                                    (In thousands, except per share data)

                                            Three Months Ended                 Nine Months Ended
                                      -----------------------------      -----------------------------
                                      September 28,   September 30,      September 28,   September 30,
                                          1996            1995               1996            1995
                                       -----------     -----------        -----------     -----------
Sales                                   $  40,789       $  39,163          $ 123,002       $ 112,383

Cost of sales                              29,621          28,881             89,175          82,263
                                       -----------     -----------        -----------     -----------
Gross margin                               11,168          10,282             33,827          30,120

Selling, general and
   administrative expenses                  5,373           5,274             16,852          15,095
                                       -----------     -----------        -----------     -----------
Operating income                            5,795           5,008             16,975          15,025

Interest income (expense), net                 25            (107)                20            (149)
                                       -----------     -----------        -----------     -----------
Earnings before income
   tax expense                              5,820           4,901             16,995          14,876

Income tax expense                          2,328           1,985              6,798           6,025
                                       -----------     -----------        -----------     -----------
Net earnings                            $   3,492       $   2,916          $  10,197       $   8,851
                                       ===========     ===========        ===========     ===========
Earnings per share
   of common stock                      $     .59       $     .50          $    1.73       $    1.51
                                       ===========     ===========        ===========     ===========
Average common shares
   and equivalents outstanding              5,889           5,866              5,886           5,863
                                       ===========     ===========        ===========     ===========

See accompanying notes to condensed consolidated financial statements.

                              Condensed Consolidated Balance Sheets (unaudited)

                                          Chromcraft Revington, Inc.
                                                (In thousands)

                                                    September 28,    September 30,     December 31,
      Assets                                            1996             1995              1995
                                                     -----------      -----------      -----------
Cash and cash equivalents                             $     561        $      -         $      -
Accounts receivable                                      24,454           21,902           18,370
Inventories                                              21,285           18,492           19,928
Deferred income taxes and other assets                    1,492            1,551            1,173
                                                     -----------      -----------      -----------
      Current assets                                     47,792           41,945           39,471

Property, plant and equipment, net                       22,891           22,265           22,627
Intangibles and other assets                             23,284           23,747           23,727
                                                     -----------      -----------      -----------
      Total assets                                    $  93,967        $  87,957        $  85,825
                                                     ===========      ===========      ===========

      Liabilities and Stockholders' Equity

Accounts payable                                      $   6,431        $   7,485        $   7,568
Accrued liabilities                                      10,522           10,275            9,983
                                                     -----------      -----------      -----------
      Current liabilities                                16,953           17,760           17,551

Revolving credit facility                                    -             6,625            1,500
Deferred income taxes and other liabilities               2,861            2,913            2,992
                                                     -----------      -----------      -----------
      Total liabilities                                  19,814           27,298           22,043
                                                     -----------      -----------      -----------

Stockholders' equity

   Common stock and capital in excess of par value       21,016           20,842           20,842
   Retained earnings                                     53,137           39,817           42,940
                                                     -----------      -----------      -----------
      Total stockholders' equity                         74,153           60,659           63,782
                                                     -----------      -----------      -----------
      Total liabilities and stockholders' equity      $  93,967        $  87,957        $  85,825
                                                     ===========      ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                   Condensed Consolidated Statements of Cash Flows (unaudited)

                                    Chromcraft Revington, Inc.
                                          (In thousands)

                                                              Nine Months Ended
                                                       ------------------------------
                                                       September 28,    September 30,
                                                           1996             1995
                                                        -----------      -----------
Operating Activities
   Net earnings                                          $  10,197        $   8,851
      Adjustments to reconcile net earnings to net
       cash provided by operating activities
             Depreciation and amortization                   2,654            2,823
             Deferred income taxes                            (187)            (320)
             Changes in assets and liabilities, net
                 Accounts receivable                        (6,084)          (5,366)
                 Inventories                                (1,357)           1,361
                 Other current assets                         (324)            (540)
                 Accounts payable and accrued liabilities     (598)           1,040
                 Other                                        (230)              94
                                                        -----------      -----------
             Cash provided by operating activities           4,071            7,943
                                                        -----------      -----------
Investing Activities
    Capital expenditures                                    (2,435)          (4,292)
    Disposal of property, plant and equipment                  251               -
    Investment in acquired company                              -            (8,350)
    Funds held in escrow                                        -            (3,000)
                                                        -----------      -----------
             Cash used in investing activities              (2,184)         (15,642)
                                                        -----------      -----------
Financing Activities
    Borrowings (payments) under revolving credit facility   (1,500)           6,625
    Refinance acquired company indebtedness                     -            (1,190)
    Proceeds from stock options exercised                      174              186
                                                        -----------      -----------
             Cash provided (used) in financing activities   (1,326)           5,621

Net change in cash and cash equivalents                        561           (2,078)

Cash and cash equivalents at beginning of period                -             2,078
                                                        -----------      -----------
Cash and cash equivalents at end of period               $     561        $      -
                                                        ===========      ===========

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 28, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1995.


Note B - Average Common Shares and Equivalents Outstanding

Average common shares used in the calculation of earnings per share included common stock equivalents (stock options) of approximately 149,000 and 150,000 shares for the three and nine months ended September 28, 1996, respectively, and 136,000 and 138,000 shares for the three and nine months ended September 30, 1995, respectively.


Note C - Inventories

Inventories consisted of the following:

                                              (In thousands)
                              -----------------------------------------------
                              September 28,    September 30,     December 31,
                                  1996             1995              1995
                               -----------      -----------      -----------

    Raw materials               $   5,799        $   5,088        $   5,905
    Work-in-process                 4,052            3,999            3,926
    Finished goods                 13,078           10,463           11,459
                               -----------      -----------      -----------
    Inventories at FIFO cost       22,929           19,550           21,290
    LIFO reserve                   (1,644)          (1,058)          (1,362)
                               -----------      -----------      -----------
                                $  21,285        $  18,492        $  19,928
                               ===========      ===========      ===========

Note D - Accrued Liabilities

Accrued liabilities consisted of the following:

                                                  (In thousands)
                                   ---------------------------------------------
                                   September 28,   September 30,    December 31,
                                       1996            1995            1995
                                    -----------     -----------     -----------
    Employee benefit plans           $   3,709       $   2,972       $   2,949
    Salaries, wages and commissions      1,519           1,488           1,199
    Vacation and holiday compensation      983             926             928
    Workers' compensation plans            869           1,002           1,002
    Other accrued liabilities            3,442           3,887           3,905
                                    -----------     -----------     -----------
                                     $  10,522       $  10,275       $   9,983
                                    ===========     ===========     ===========

Note E - Subsequent Event

On November 8, 1996, Chromcraft Revington, Inc. (the "Company") acquired Cochrane Furniture Company, Inc. ("Cochrane"), a manufacturer of dining room, bedroom and upholstered furniture. The transaction is estimated to be valued at approximately $27,000,000, which includes the assumption of Cochrane's debt. Cochrane will operate as a wholly-owned subsidiary of the Company under the name Cochrane Furniture Company, Inc. Cochrane, headquartered in Lincolnton, North Carolina, had sales of approximately $86,000,000 for the fiscal year ended March 30, 1996. The operations of Cochrane will be included in the consolidated results of the Company from the date of acquisition.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Three and Nine Months Ended September 28, 1996 versus Three and Nine Months Ended September 30, 1995.
----------------------------------------------------------------------
Chromcraft Revington, Inc. manufactures and sells residential and commercial furniture through its wholly-owned subsidiaries Chromcraft Corporation ("Chromcraft"), Peters-Revington Corporation ("Peters-Revington") and Silver Furniture Co., Inc. ("Silver Furniture"). The following table sets forth the consolidated results of operations for the three and nine months ended September 28, 1996 and September 30, 1995 expressed as a percentage of sales.

                                                   Three Months Ended              Nine Months Ended
                                            ------------------------------   ------------------------------
                                            September 28,    September 30,   September 28,    September 30,
                                                1996             1995            1996             1995
                                             -----------      -----------     -----------      -----------
           Sales                                  100.0 %          100.0 %         100.0 %          100.0 %
           Cost of sales                           72.6             73.7            72.5             73.2
                                             -----------      -----------     -----------      -----------
           Gross margin                            27.4             26.3            27.5             26.8
           Selling, general and
             administrative expenses               13.2             13.5            13.7             13.4
                                             -----------      -----------     -----------      -----------
           Operating income                        14.2             12.8            13.8             13.4
           Interest income (expense), net            .1              (.3)            -                (.1)
                                             -----------      -----------     -----------      -----------
           Earnings before
             income tax expense                    14.3             12.5            13.8             13.3
           Income tax expense                       5.7              5.1             5.5              5.4
                                             -----------      -----------     -----------      -----------
           Net earnings                             8.6 %            7.4 %           8.3 %            7.9 %
                                             ===========      ===========     ===========      ===========

Operating results of Silver Furniture are included in the consolidated financial statements of the Company since April 3, 1995, the acquisition date.


Sales

Consolidated sales for the third quarter of 1996 increased 4.2% to $40,789,000 from $39,163,000 for the third quarter of 1995. The sales increase was due to higher sales at each of the Company's subsidiaries. For the nine months ended September 28, 1996, consolidated sales increased 9.4% to $123,002,000 from $112,383,000 for the first nine months of 1995. The sales increase for the first nine months of 1996 as compared to the year-earlier period was primarily due to the inclusion of Silver Furniture's operating results.

The Company's incoming order rate for the third quarter was slightly below last year's period and the sales order backlog entering the fourth quarter was at approximately the same level as the prior year.


Cost of Sales

Cost of sales as a percentage of sales was 72.6% and 72.5% for the three and nine month periods ended September 28, 1996, respectively, as compared to 73.7% and 73.2% for the corresponding periods of the prior year. The cost percentage decrease for the third quarter was primarily due to a more favorable product sales mix and improved operating margins at Silver Furniture due, in part, to spreading fixed overhead costs over a higher sales volume.


Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 13.2% and 13.7% for the third quarter and nine months ended September 28, 1996, respectively, as compared to 13.5% and 13.4% for the third quarter and nine months ended September 30, 1995, respectively. The cost percentage decrease for the three months ended September 28, 1996 as compared to the prior year quarter was primarily due to lower selling related costs. For the nine months ended September 28, 1996, the cost percentage increase as compared to the prior year was due, in part, to the inclusion of Silver Furniture's operating results.


Interest Income (Expense), Net

The Company earned interest income of $25,000 during the third quarter of 1996 as compared to incurring interest expense of $107,000 during the third quarter a year ago. For the nine months ended September 28, 1996, the Company earned interest income of $20,000 as compared to incurring interest expense of $149,000 for the first nine months of 1995. The Company had no bank borrowings during the second and third quarters of 1996 and excess cash was invested in short-term investments.


Income Tax Expense

The Company's effective tax rate for the three and nine month periods ended September 28, 1996 was 40.0% as compared to 40.5% for the same periods of 1995. The lower effective tax rate for 1996 was primarily due to a decrease in state income taxes.


Liquidity and Capital Resources

The operating activities of the Company provided $4,071,000 of cash for the first nine months of 1996 as compared to $7,943,000 in the year ago period. The decrease in cash flow in 1996 was primarily attributable to an increase in working capital investment. Inventories at September 28, 1996 increased $2,793,000 from a year ago, primarily to provide better service to customers through an increase in finished goods inventory. Accounts receivable at September 28, 1996 were $2,552,000 higher as compared to the prior year, primarily due to an increase in sales volume and in the average payment term days. Cash flow from higher earnings partially offset the increase in working capital investment.

The investing activities used $2,184,000 of cash during the first nine months of 1996 as compared to $15,642,000 in the year ago period. The higher investing activities in 1995 were primarily due to the purchase of Silver Furniture for $8,350,000 in cash at the closing and the deposit of $3,000,000 in a bank escrow account to fund conditional purchase consideration.

Capital expenditures for the first nine months of 1996 were primarily used to increase finished goods warehouse capacity and for equipment purchases. For the full year 1996, the Company expects to spend approximately $3,000,000 on capital expenditures as compared to $5,514,000 spent in 1995.

Cash used in financing activities for the nine months ended September 28, 1996 was primarily used to repay bank indebtedness under the Company's revolving credit facility. For the year-earlier period, borrowings under the revolving credit facility were used to finance the acquisition of Silver Furniture.

For the first nine months of 1996, the Company generated excess cash flow of $561,000. The Company plans to retain cash in the business for use in internal growth and acquisitions. At September 28, 1996, the Company had no bank debt outstanding and approximately $57,300,000 in availability under its bank revolving credit facility.


                      Part II.  Other Information
              ------------------------------------------

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

   None

(b) Reports on Form 8-K

   On November 4, 1996, the Registrant filed a current report on Form 8-K reporting the signing of a definitive merger agreement pursuant to which the Company will acquire Cochrane Furniture Company, Inc.

   Included as exhibits to the filing were the Agreement and Plan of Merger by and among Chromcraft Revington, Inc., CRI Acquisition Corporation and Cochrane Furniture Company, Inc., dated October 10, 1996; the News Release of Chromcraft Revington, Inc. dated October 10, 1996; and audited financial statements of Cochrane Furniture Company, Inc. as of March 30, 1996 and April 1, 1995 and for the fiscal years then ended.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      CHROMCRAFT REVINGTON, INC.
                                      --------------------------
                                      (Registrant)



Date:  November 12, 1996               /s/ Frank T. Kane
                                      --------------------------
                                      Frank T. Kane
                                      Vice President - Finance
                                      (Duly Authorized Officer and
                                      Chief Financial Officer)