Form 10-K
period 1996-12-31
CHROMCRAFT REVINGTON INC
filed 1997-04-01
CIK 884130

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the fiscal year ended December 31, 1996
                                  or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the transition period from _______ to _______

                    Commission file number 1-13970

                      CHROMCRAFT REVINGTON, INC.
        (Exact name of Registrant as specified in its charter)

          Delaware                              35-1848094
(State or other jurisdiction of      (IRS Employer Identification No.)
 incorporation or organization)

             1100 North Washington Street, Delphi, IN  46923
(Address, including zip code, of Registrant's principal executive offices)

                            (765) 564-3500
         (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act:
                                                 Name of each
    Title of each class                  exchange on which registered
Common Stock, $.01 par value                New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 7, 1997, the Registrant had outstanding 5,742,273 shares of common stock. The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $86.2 million as of that date.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the Registrant dated April 1, 1997 are incorporated by reference in Part III of this report.

                                 INDEX
                                                               Page Number
PART I

   Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . .  2
   Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . .  5
   Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . .  5
   Item 4.  Submission of Matters to a Vote of Security Holders  .  5
   Executive Officers of the Registrant  . . . . . . . . . . . . .  6

PART II

   Item 5.  Market for the Registrant's Common Stock and Related
            Stockholder Matters  . . . . . . . . . . . . . . . . .  6
   Item 6.  Selected Financial Data  . . . . . . . . . . . . . . .  7
   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . .  8
   Item 8.  Financial Statements and Supplementary Data  . . . . . 10
   Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure  . . . . . . . . . 10

PART III

   Item 10. Directors and Executive Officers of the Registrant . . 11
   Item 11. Executive Compensation . . . . . . . . . . . . . . . . 11
   Item 12. Security Ownership of Certain Beneficial
            Owners and Management  . . . . . . . . . . . . . . . . 11
   Item 13. Certain Relationships and Related Transactions . . . . 11

PART IV

   Item 14. Exhibits, Financial Statement Schedules
            and Reports on Form 8-K  . . . . . . . . . . . . . . . 12

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                                PART I

ITEM 1. BUSINESS

General

Chromcraft Revington, Inc. ("Chromcraft Revington"), incorporated in
February 1992, is engaged in the design, manufacture and sale of residential and commercial furniture through its wholly-owned subsidiaries, Chromcraft Corporation ("Chromcraft"), Peters-Revington Corporation ("Peters-Revington"), Silver Furniture Co., Inc. ("Silver Furniture") and Cochrane Furniture Company, Inc. ("Cochrane Furniture").

Effective April 23, 1992, Chromcraft Revington acquired all of the outstanding common stock of Chromcraft and Peters-Revington from Consolidated Furniture Corporation (formerly Mohasco Corporation) pursuant to merger agreements. Concurrently, Chromcraft Revington completed its initial public offering of 2,500,000 shares of its common stock at $11.00 per share and restructured its long-term debt. Chromcraft Revington had no operations prior to April 23, 1992. Chromcraft and Peters-Revington were both founded in 1946.

On April 3, 1995, Chromcraft Revington acquired Silver Furniture, a manufacturer and importer of occasional tables, for $8,350,000 in cash, including acquisi-tion expenses. Additional purchase consideration up to $3,000,000 is payable to the former shareholders of Silver Furniture if certain financial and other conditions are satisfied. At December 31, 1996, $2,000,000 of the additional purchase consideration had been earned. The operations of Silver Furniture are included in Chromcraft Revington's consolidated financial statements from the date of acquisition. Additional financial information is included in Note 3 "Acquisition of Silver Furniture Co., Inc." to the consolidated financial statements listed in Part IV, Item 14(a) (1) and (2).

On November 8, 1996, the Company acquired Cochrane Furniture, a manufacturer of dining room, bedroom and upholstered furniture, for $3,483,000 in cash (including acquisition related expenses) and the assumption of $38,756,000 of Cochrane Furniture's liabilities. The operations of Cochrane Furniture are included in Chromcraft Revington's consolidated financial statements from the date of acquisition. Additional financial information is included in Note 2 "Acquisition of Cochrane Furniture Company, Inc." to the consolidated financial statements listed in Part IV, Item 14(a) (1) and (2).

Chromcraft Revington and its subsidiaries (collectively the "Company") operate in one business segment, the manufacture and sale of furniture. No material amount of the Company's sales is dependent upon a single customer. Export sales represent approximately 1% of total sales.


Chromcraft Corporation

Chromcraft products consist of mid-to-higher priced casual dining furniture and medium priced commercial furniture.

Chromcraft casual dining furniture is designed for use in dining rooms, family rooms, recreation rooms, kitchens and apartments without formal dining areas. This product line consists primarily of coordinated dining suites in a contemporary or traditional style that include laminated tables, wood and glass-top tables, stationary and tilt-swivel chairs, pedestal chairs and bars-tools. Chairs are upholstered in a variety of fabrics and vinyls, while tables are manufactured from metal, wood, glass, faux marble and other materials, and come in a variety of shapes. Chromcraft's casual dining furniture is sold nationwide to general furniture retailers, department stores and specialty retailers of casual furniture. Furniture is sold through an employee sales force and independent representatives.

Chromcraft commercial furniture products include stationary and tilt-swivel office chairs, conference and meeting room tables and lounge-area seating products for airports and other public waiting areas. Chairs are offered in both contemporary and transitional styles and are upholstered in various grades and colors of fabric or leather. They include executive models with high backs, management models, ergonomic computer task chairs and secretarial models with no arm rests. Commercial furniture is marketed through a separate employee sales force and independent representatives who sell to dealers and distributors throughout the United States.

Chromcraft manufactures its casual dining and commercial furniture at its Senatobia, Mississippi plant. Significant manufacturing operations at this facility include metal fabricating, plating, powder-coat painting process, wood finishing and chair foam production.


Peters-Revington Corporation

Peters-Revington products consist of moderately priced occasional furniture, including tables, bookcases, entertainment centers, library and modular wall units, curio cabinets and home office furniture in traditional, contemporary and country styles. These products are manufactured primarily from American hardwoods, such as oak, cherry and maple. Many Peters-Revington table col-lections include twelve or more pieces in matching styles. In addition, different products incorporate the same design and styling themes, thereby enabling consumers to coordinate several pieces of furniture for the same room. Peters-Revington's products are sold through independent sales agents to a broad customer base of approximately 2,900 accounts, primarily independent furniture retailers.

Peters-Revington's products are manufactured at its Delphi, Indiana plant. Significant manufacturing operations at this facility include cutting, shaping, sanding, lacquering, finishing and final assembly of wood furniture.


Silver Furniture Co., Inc.

Silver Furniture designs, manufactures, imports and sells entry level-to-medium priced occasional tables. Products are generally designed with a contemporary appeal, utilizing special finishes and unique styling. Tables are constructed using a variety of materials, including wood, medium density fiber board, glass and metal. Many of the tables have swivel table tops or castered table bases. Some of these tables manufactured using fiber board are finished with a textured painted process. In 1995, Silver Furniture began using a gypsum-based hydro-stone molding process to produce table bases in an assortment of shapes. Silver Furniture sources its internally designed imported tables primarily from factories located in the Far East and Mexico.

Silver Furniture tables are sold throughout the United States and Canada, primarily to national and regional furniture chains, major independent furniture stores and warehouse clubs. Silver Furniture's manufacturing and distribution center is located in Knoxville, Tennessee.


Cochrane Furniture Company, Inc.

Cochrane Furniture manufactures and sells medium-priced wood dining room and bedroom furniture. Dining room furniture includes tables, chairs, barstools, buffets, chinas and serving pieces primarily in traditional and country styling. Dining room tables are offered in solid wood or with a laminated table top with solid wood edges. Bedroom furniture includes beds, dressers, night stands and mirrors primarily in traditional styling. These products are manufactured at Warrenton and Lincolnton, North Carolina.

Cochrane Furniture manufactures and sells upholstered sofas, loveseats, chairs and sleepers under the Cochrane Furniture and Pem-Kay furniture brand names.
The Cochrane Furniture brand upholstery, styled in traditional or contemporary patterns, is sold at mid-to-higher price points. Cochrane Furniture brand upholstery is manufactured in Lincolnton, North Carolina. The Pem-Kay upholstered furniture, styled in traditional patterns, is sold at entry level to moderate price points. Pem-Kay upholstery is manufactured at Newton, North Carolina.

Cochrane Furniture products are sold through independent representatives and an employee sales force to national, regional and independent furniture stores. Cochrane has in-store gallery showrooms at many of these retailers.


Raw Materials

The Company's major raw materials are wood, steel, fabrics, glass, medium density fiber board, wood finishing materials, cartons, foam for cushions and paddings, and mechanisms. Suppliers are selected for their ability to deliver high quality products on a timely basis and at competitive prices. The Company believes that supplies of raw materials are available in sufficient quantities from an adequate number of suppliers. In 1996, the Company did not experience any significant shortage of raw materials.


Inventory and Seasonal Requirements

The Company maintains a finished goods inventory for occasional, dining and bedroom furniture in order to respond quickly to customer delivery needs. Most upholstered and casual dining furniture is made to customer specifications and, therefore, not carried in stock. The Company does maintain a limited number of upholstered and casual dining furniture items for quick delivery programs. The Company's sales have historically not been subject to material seasonal fluctuations.


Competition

The Company encounters competition in the sale of all its products. Many of the Company's competitors, some of which are larger and have greater financial resources, produce a number of products which are not competitive with the Company's products. In many cases, such companies do not disclose the portion of their sales attributable to products similar to those manufactured by the Company. It is, therefore, impractical to state with any certainty the Company's relative position in a particular product line. The Company believes, however, that it is the second largest manufacturer of casual dining furniture. Competition in the Company's products is in the form of the quality of its products, service and selling prices.


Backlog

The Company's backlog of sales orders was approximately $24.3 million at December 31, 1996, as compared to approximately $18.6 million at December 31, 1995. The order backlog position at December 31, 1995 does not include Cochrane Furniture's backlog. Order backlog at any particular time is not necessarily indicative of the level of future shipments.

Environment

The Company believes it is in compliance in all material respects with all federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water, and establish standards for the treatment of hazardous wastes.


Employees

The Company and its subsidiaries employ a total of approximately 2,500 people. Production employees at the Company's Knoxville, Tennessee location are represented by a labor union. The Company considers its relations with its employees to be good.


ITEM 2. PROPERTIES

The Company maintains its corporate offices in Delphi, Indiana.

Chromcraft leases approximately 51 acres underlying its 560,000 square foot plant in Senatobia, Mississippi and owns an adjacent 49 acres. The lease is annually renewable through 2061. Peters-Revington owns the 50 acres underlying its 490,000 square foot plant in Delphi, Indiana and Silver Furniture owns the
10.5 acres underlying its 155,000 square foot plant in Knoxville, Tennessee. Cochrane Furniture owns approximately 339 acres of land and has facilities totalling 955,000 square feet in Lincolnton, Newton and Warrenton, North Carolina.

The Company, through its subsidiaries, leases trucks, trailers and other transportation equipment, warehouse space in Knoxville, Tennessee and showroom facilities in High Point, North Carolina, Chicago, Illinois and San Francisco, California.

Management believes the properties and equipment of its subsidiaries are well maintained, in good operating condition, and adequate to support present operations.


ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any lawsuits, other than ordinary routine litigation incidental to its business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers Of Chromcraft Revington, Inc.

Michael E. Thomas      55     President, Chief Executive Officer and Director
                              since the Company's organization in 1992.

H. Martin Michael      55     Executive Vice President and Director since the
                              Company's organization in 1992. President of Chromcraft since July, 1990.

Frank T. Kane          43     Vice President-Finance, Chief Financial Officer
                              and Secretary since the Company's organization in 1992.


                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low sales prices of the Company's common stock, as reported on the New York Stock Exchange since October 3, 1995 and on the NASDAQ Stock Market through October 2, 1995.

                                     1996                    1995
                               ----------------        ----------------
                                High       Low          High       Low
                               ------    ------        ------    ------
First quarter                  26 7/8    22 1/2        22 1/4    20 3/4
Second quarter                 25 3/8    23            24 1/4    20
Third quarter                  25 1/2    22            24 1/2    20 1/4
Fourth quarter                 28 3/8    24 1/2        27 1/8    23 1/4

The Company commenced trading on the New York Stock Exchange on October 3, 1995 under the symbol CRC. The market quotations prior to the Company's listing on the New York Stock Exchange reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. There were approximately 67 security holders of record of the Company's common stock as of March 7, 1997.

The Company intends to retain cash for internal and external growth and develop-ment of its business and currently does not anticipate paying cash dividends.
At December 31, 1996, unrestricted retained earnings available for dividends were $25,957,000.

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

                                                                 Year Ended December 31,
                                             -------------------------------------------------------------
                                                1996         1995         1994         1993        1992(1)
                                             ---------    ---------    ---------    ---------    ---------
OPERATING RESULTS
Sales                                        $ 175,899    $ 152,609    $ 134,112    $ 126,329    $ 119,620
Cost of sales                                  128,217      111,787       96,567       92,173       88,023
                                             ---------    ---------    ---------    ---------    ---------
Gross margin                                    47,682       40,822       37,545       34,156       31,597
Selling, general and
   administrative expenses                      24,235       20,478       18,316       17,706       18,620
                                             ---------    ---------    ---------    ---------    ---------
Operating income                                23,447       20,344       19,229       16,450       12,977
Interest expense, net                              221          236          252          958        2,671
                                             ---------    ---------    ---------    ---------    ---------
Earnings before income tax expense              23,226       20,108       18,977       15,492       10,306
Income tax expense                               9,290        8,134        7,786        6,622        4,230
                                             ---------    ---------    ---------    ---------    ---------
Net earnings                                 $  13,936    $  11,974    $  11,191    $   8,870    $   6,076
                                             =========    =========    =========    =========    =========
Earnings per share of common stock
   Primary                                   $    2.36    $    2.04    $    1.91    $    1.55    $    1.07
                                             =========    =========    =========    =========    =========
   Fully diluted                             $    2.35    $    2.03    $    1.91    $    1.55    $    1.07
                                             =========    =========    =========    =========    =========
FINANCIAL POSITION (December 31,)
Working capital                              $  40,343    $  21,920    $  17,466    $  11,914    $  10,722
Total assets                                   129,942       85,825       69,257       65,258       68,742
Total debt                                      20,200        1,500          -          6,554       17,538
Stockholders' equity                            77,925       63,782       51,622       40,351       31,481

OTHER DATA
Operating income (% of sales)                    13.3%        13.3%        14.3%        13.0%        10.8%
Depreciation and amortization                $   3,729    $   3,853    $   4,415    $   4,767    $   4,696
Capital expenditures                         $   3,060    $   5,514    $   3,393    $   3,049    $   1,702


(1) In April 1992, Chromcraft Revington completed a merger pursuant to which Chromcraft and Peters-Revington became wholly-owned subsidiaries of Chromcraft Revington and concurrently completed its initial public offering of common stock and restructured its long-term debt. Chromcraft Revington had no opera-tions prior to April 1992. The combined results of Chromcraft and Peters-Revington on a stand-alone basis have been included with Chromcraft Revington for the period prior to April 1992. Earnings per share have been presented as if Chromcraft Revington's common shares subsequent to the public offering in April 1992 were outstanding during all of 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Chromcraft Revington designs, manufactures and sells residential and commercial furniture through its wholly-owned subsidiaries Chromcraft, Peters-Revington, Silver Furniture and Cochrane Furniture. The Company's operating results include the operations of Cochrane Furniture, acquired November 8, 1996, and Silver Furniture, acquired April 3, 1995, from the dates of their acquisition (see Notes 2 and 3 to the consolidated financial statements listed in Part IV, Item 14(a)(1) and (2)).

The following table sets forth the Company's results of operations for the years ended December 31, 1996, 1995 and 1994 expressed as a percentage of the Company's sales.
                                                Year Ended December 31,
                                               -------------------------
                                                1996      1995      1994
                                               -----     -----     -----
Sales                                          100.0%    100.0%    100.0%
Cost of sales                                   72.9      73.3      72.0
                                               -----     -----     -----
Gross margin                                    27.1      26.7      28.0
Selling, general and administrative expenses    13.8      13.4      13.7
                                               -----     -----     -----
Operating income                                13.3      13.3      14.3
Interest expense, net                             .1        .1        .2
                                               -----     -----     -----
Earnings before income tax expense              13.2      13.2      14.1
Income tax expense                               5.3       5.4       5.8
                                               -----     -----     -----
Net earnings                                     7.9%      7.8%      8.3%
                                               =====     =====     =====

1996 compared to 1995

Consolidated sales for 1996 were $175,899,000, up 15.3% from 1995. Acquisi-tions accounted for approximately three-fourths of the current year's sales growth. Internal growth was primarily due to an increase in volume and modest price increases. The sales increase in 1996 was led by higher sales of casual dining and commercial office furniture. Occasional furniture sales were slightly ahead of the prior year period. Recent product introductions of wrought iron casual dining sets and curio cabinets contributed to higher sales in 1996.

Gross margin increased $6,860,000 to $47,682,000, or 27.1% of sales, in 1996, from $40,822,000, or 26.7% of sales, in 1995. The 1996 percentage improvement was primarily due to a more favorable product sales mix and improved operating efficiencies at the Company's Chromcraft and Silver Furniture subsidiaries.
The 1996 gross margin percentage increase was partially offset by the inclusion of Cochrane Furniture operating results. Raw material prices remained fairly stable during the year.

Selling, general and administrative expenses as a percentage of sales increased to 13.8% from 13.4% in 1995. The percentage increase was due to higher corporate related expenses and incentive compensation, and an increase in the allowance for doubtful accounts. Corporate related expenses were higher in 1996 primarily due to an increase in compensation costs. The increase in the allowance for doubtful accounts was due, in part, to discontinuing a receivable factoring agreement which transferred the risk of credit loss to the factor.

Interest expense was $221,000 as compared to $236,000 in 1995. In 1996, interest expense was primarily due to borrowings attributable to the Cochrane Furniture acquisition, partially offset by interest income on short-term investments. During 1996, the Company invested excess cash flow from opera-tions in short-term investments. Interest rates on bank borrowings were lower in 1996 as compared to 1995.

The effective tax rate in 1996 was 40.0% compared to 40.5% in 1995. The lower effective tax rate in 1996 was due to a decrease in state income taxes.

Net earnings increased to $13,936,000, or $2.35 per share fully diluted, as compared to $11,974,000, or $2.03 per share fully diluted, in 1995. Average common shares used in the calculation of fully diluted earnings per share included common stock equivalents (stock options) of 187,000 shares in 1996 and 180,000 in 1995.


1995 compared to 1994

Consolidated sales in 1995 increased 13.8% to $152,609,000 from $134,112,000 in 1994. The sales increase was mainly due to the Silver Furniture acquisition, as well as an increase in shipments of Peters-Revington occasional furniture. Higher sales at Peters-Revington were due, in part, to the introduction of a new home office furniture product line. These sales increases were partially offset by lower sales at Chromcraft, particularly in casual dining furniture, primarily due to the weak retail environment. The Company increased selling prices during 1995 to offset higher costs, particularly raw material costs, to the extent possible in a competitive market.

Gross margin increased $3,277,000 to $40,822,000, or 26.7% of sales, in 1995, from $37,545,000, or 28.0%, in 1994. The gross margin percentage decrease was primarily attributable to the inclusion of Silver Furniture's operating results.

Selling, general and administrative expenses as a percentage of sales, for 1995, were 13.4% as compared to 13.7% for the year earlier period. The cost percentage decrease was due primarily to a more favorable sales mix. In addition, during 1995, higher catalog and related costs were offset by lower incentive compensation.

Interest expense in 1995 was $236,000 as compared to $252,000 in 1994. In 1995, interest income earned on short-term investments partially offset an increase in interest expense due to higher average bank borrowings and interest rates. Bank borrowings during 1995 were attributable to the Silver Furniture acquisi-tion and the refinancing of Silver Furniture's bank indebtedness.

The effective tax rate in 1995 was 40.5% compared to 41.0% in 1994. The lower effective tax rate in 1995 was due to a decrease in state income taxes.

Net earnings increased to $11,974,000 in 1995 as compared to $11,191,000 in 1994. Fully diluted earnings per share were $2.03 in 1995 and $1.91 in 1994. Average common shares used in the calculation of fully diluted earnings per share included common stock equivalents (stock options) of 180,000 in 1995 and 140,000 in 1994.


Liquidity and Capital Resources

The operating activities of the Company provided $9,528,000 of cash for the year ended December 31, 1996, a decrease of $4,762,000 from the amount provided in 1995. Cash generated from operations decreased in 1996 primarily due to a reduction in Cochrane Furniture's trade accounts payable and an increase in inventories and receivables. Cochrane Furniture's trade payables, assumed at the acquisition date, were reduced in order to eliminate past due amounts and to obtain discounts on the early payment of invoices. Higher inventories at year end were primarily due to a planned increase in finished goods to provide better service to customers. The increase in accounts receivable at December 31, 1996 was primarily due to a higher sales volume and an increase in the average payment terms. The increase in working capital investment in 1996 was partially offset by a year-over-year increase in net earnings.

The investing activities used $6,286,000 and $16,864,000 of cash during the years ended December 31, 1996 and 1995, respectively, for acquisitions and capital expenditures. In November 1996, the Company purchased Cochrane Furniture, a manufacturer of dining room, upholstery and bedroom furniture.
The purchase price consisted of a cash payment to Cochrane Furniture stock-holders and related acquisition expenses of $3,483,000 and the assumption of Cochrane Furniture's liabilities. In April 1995, the Company purchased Silver Furniture, a manufacturer and importer of occasional tables, for $8,350,000 in cash at closing, including acquisition expenses. Additional purchase considera-tion, up to $3,000,000, is payable to the former shareholders of Silver Furniture if certain financial and other conditions are satisfied. To fund the conditional payments, $3,000,000 was deposited with a bank escrow agent at the closing. At December 31, 1996, $2,000,000 of the additional purchase consideration was earned and added to goodwill.

Capital expenditures, primarily for warehouse buildings and equipment purchases, were $3,060,000 for 1996, a decrease of $2,454,000 from 1995. Capital expendi-tures in 1995 were primarily for a new manufacturing plant at Peters-Revington. Capital expenditures in 1997 are expected to be approximately $4,000,000.

Financing activities used $3,242,000 of cash during 1996, primarily to reduce bank indebtedness. In 1996, substantially all of the Cochrane Furniture bank and other indebtedness, assumed at the acquisition date, was refinanced with borrowings under the Company's revolving credit facility. The refinancing was required under the Company's revolving credit agreement, which restricts indebtedness outside of the facility. Financing costs were more favorable under the facility as compared to the Cochrane Furniture indebtedness. Financing activities provided $496,000 in cash during the year ended December 31, 1995. Silver Furniture's existing bank indebtedness of $1,190,000, at the acquisition date, was refinanced by borrowings under the Company's bank credit facility.

In December, 1995, the Company, to ensure that it has adequate resources for reinvestment in its core businesses and for strategic acquisitions, expanded its bank line of credit by entering into a new revolving credit facility with a group of banks. The facility has a commitment level of $60,000,000 maturing on December 20, 2000. The interest rate under the facility is determined at the time of each borrowing and is based on one of a variety of floating rate indices or a bank prime lending rate. Total borrowings under the facility were $20,200,000 at December 31, 1996. These borrowings were at an average interest rate of 5.95% at year-end 1996 and were based on the London Interbank Offered Rate (LIBOR). At December 31, 1996, the Company had $6,118,000 of bank letters of credit outstanding, which reduces availability under the facility. The Company had approximately $33,682,000 in available credit at the end of 1996.

Management expects that cash flow from operations and availability under its revolving credit facility will continue to be sufficient to meet future busi-ness needs. The Company plans to grow its businesses internally and through acquisitions. Accordingly, the Company plans to retain cash in the business and currently does not anticipate paying cash dividends on its common stock. In 1997, absent an acquisition, the Company expects to generate excess cash flow from operations, which will be used to reduce bank indebtedness.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedule are listed in Part IV, Items 14(a) (1) and (2).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Election of Directors" on pages 2 and 3 and "Common Stock Beneficially Owned by Directors and Executive Officers" on pages 3 and 4 of the Company's Proxy Statement dated April 1, 1997 are incorporated herein by reference, and have been omitted pursuant to Instruction G of Form 10-K since the Company intends to file with the Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 1996 fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION

The sections entitled "Executive Compensation" on pages 5 through 7, "Compensa-tion Committee Report on Executive Compensation" on pages 7 through 9 and "Stock Performance Graph" on page 9 of the Company's Proxy Statement dated April 1, 1997 are incorporated herein by reference, and have been omitted pursuant to Instruction G of Form 10-K since the Company intends to file with the Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 1996 fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections entitled "Common Stock Beneficially Owned by Directors and Executive Officers" on pages 3 and 4 and "Voting Securities and Principal Stock-holders" on pages 1 and 2 of the Company's Proxy Statement dated April 1, 1997 are incorporated herein by reference, and have been omitted pursuant to Instruction G of Form 10-K since the Company intends to file with the Commis-sion a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 1996 fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. and 2.  List of Financial Statements and Financial Statement Schedule:

The following Consolidated Financial Statements of the Company are included in this report on Form 10-K:
                                                           Page Reference

   Consolidated Statements of Earnings for the years
     ended December 31, 1996, 1995, and 1994                    F-1

   Consolidated Balance Sheets at December 31, 1996
     and 1995                                                   F-2

   Consolidated Statements of Stockholders' Equity for
     the years ended December 31, 1996, 1995, and 1994          F-3

   Consolidated Statements of Cash Flows for the years
     ended December 31, 1996, 1995, and 1994                    F-4

   Notes to Consolidated Financial Statements                   F-5

   Independent Auditors' Report                                F-13

   Quarterly Financial Information (unaudited)                 F-14

The following consolidated financial statement schedule of the Company is included in response to Item 14(d):

   Schedule II - Valuation and Qualifying Accounts              S-1

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) 3.  Listing of Exhibits

     (3)(i) Certificate of Incorporation of the Registrant, as amended, filed as Exhibit No. 3.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

     (3)(ii) By-laws of the Registrant, filed as Exhibit No. 3.2 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

     (4.7) Credit Agreement, dated December 20, 1995 among the Registrant, the Banks party thereto and NBD Bank N.A., as agent for the Banks, filed as Exhibit No. 4.7 to Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

     (10.1) Lease dated February 15, 1962 between Board of Supervisors of Tate County, Mississippi as Landlord and Chromcraft Corporation as Tenant, filed as Exhibit No. 10.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

     (10.3) Form of Registration Rights Agreement between Registrant and 399 Venture Partners, Inc., formerly Citicorp Investments, Inc., filed as Exhibit No. 10.3 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

    (10.12) Contract dated April 3, 1961 between City of Senatobia, Tate County, Mississippi, the Board of Supervisors of Tate County, Mis-sissippi, and Chromcraft Corporation, filed as Exhibit No. 10.12 to Form S-1, Pre-Effective Amendment No. 1, registration number 33-45902, as filed with the Securities and Exchange Commission on March 17, 1992, is incorporated herein by reference.

    (10.13) Lease dated September 9, 1966 between the Board of Supervisors of Tate County, Mississippi as Landlord and Chromcraft Corporation as Tenant, filed as Exhibit No. 10.13 to Form S-1, Pre-Effective Amendment No. 1, registration number 33-45902, as filed with the Securities and Exchange Commission on March 17, 1992, is incorporated herein by reference.

    (10.14) Contract dated May 5, 1969 between the Board of Supervisors of Tate County, Mississippi and Chromcraft Corporation, filed as Exhibit No. 10.14 to Form S-1, Pre-Effective Amendment No. 1, registration number 33-45902, as filed with the Securities and Exchange Commission on March 17, 1992, is incorporated herein by reference.

    (10.15) Contract and Lease Agreement dated April 17, 1972 between Tate County, Mississippi as Landlord and Chromcraft Corporation as Tenant, filed as Exhibit No. 10.15 to Form S-1, Pre-Effective Amendment No. 1, registration number 33-45902, as filed with the Securities and Exchange Commission on March 17, 1992, is incorporated herein by reference.

Executive Compensation Plans and Arrangements

     (10.4) Chromcraft Revington, Inc. 1992 Stock Option Plan, as amended, filed as Exhibit No. 10.4 to Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

     (10.5) Form of Registrant's Executive Incentive Plan, filed as Exhibit No. 10.5 to Form S-1, Pre-Effective Amendment No. 1, registration number 33-45902, as filed with the Securities and Exchange Commission on March 17, 1992, is incorporated herein by reference.

     (10.7) Chromcraft Revington, Inc. Supplemental Executive Retirement Plan effective May 1, 1993, filed as Exhibit No. 10.7 to Form 10-Q for the quarter ended July 3, 1993, is incorporated herein by reference.

    (10.75) Supplemental Executive Retirement Plan Trust Agreement, dated April 16, 1993 between the Registrant and Bank One, Indianapolis, Na-tional Association, filed as Exhibit No. 10.75 to Form 10-Q for the quarter ended July 3, 1993, is incorporated herein by reference.

     (10.8) Employment Agreement, dated March 31, 1992, between the Registrant and Michael E. Thomas, filed as Exhibit No. 10.8 to Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

    (10.85) Supplemental Retirement Benefits Agreement, dated August 21, 1992, between the Registrant and Michael E. Thomas, filed as Exhibit No.
             10.85 to Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

     (10.9) Employment Agreement, dated March 31, 1992, between the Registrant and H. Martin Michael, filed as Exhibit No. 10.9 to Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

    (10.95) Supplemental Retirement Benefits Agreement, dated August 21, 1992, between the Registrant and H. Martin Michael, filed as Exhibit No.
             10.95 to Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

     (21.1)  Subsidiaries of the Registrant.

     (23.1)  Consent of Independent Auditors.

     (24.1)  Powers of Attorney.

     (27.0)  Financial Data Schedule.

(b)  Reports on Form 8-K.

     During the fourth quarter of 1996, the Registrant filed Current Reports on Form 8-K dated November 4, 1996 and November 8, 1996 reporting the acquisition of Cochrane Furniture Company, Inc.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Chromcraft Revington, Inc.
                                       (Registrant)

Date:  March 31, 1997              By: /s/ Michael E. Thomas
                                       Michael E. Thomas, President
                                       and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Chromcraft Revington, Inc. and in the capacities and on the date indicated.

    Signatures                  Title                      Date

/s/ Michael E. Thomas    Director, President and       March 31, 1997
Michael E. Thomas        Chief Executive Officer

*H. Martin Michael       Director and Executive
H. Martin Michael        Vice President

/s/ Frank T. Kane        Vice President-Finance        March 31, 1997
Frank T. Kane            (principal accounting and
                         financial officer)

*Bruce C. Bruckmann      Director
Bruce C. Bruckmann

*David L. Kolb           Director
David L. Kolb

*Larry P. Kunz           Director
Larry P. Kunz

*M. Saleem Muqaddam      Director
M. Saleem Muqaddam

*Warren G Wintrub        Director
Warren G. Wintrub

By: /s/ Michael E. Thomas                              March 31, 1997
Michael E. Thomas, Attorney-in-fact*

                           CONSOLIDATED STATEMENTS OF EARNINGS

                                CHROMCRAFT REVINGTON, INC.
                          (In thousands, except per share data)

                                                          Year Ended December 31,
                                                  --------------------------------------
                                                     1996           1995          1994
                                                  ---------      ---------     ---------
Sales                                             $ 175,899      $ 152,609     $ 134,112
Cost of sales                                       128,217        111,787        96,567
                                                  ---------      ---------     ---------
Gross margin                                         47,682         40,822        37,545

Selling, general and administrative expenses         24,235         20,478        18,316
                                                  ---------      ---------     ---------
Operating income                                     23,447         20,344        19,229
Interest expense, net                                   221            236           252
                                                  ---------      ---------     ---------
Earnings before income tax expense                   23,226         20,108        18,977
Income tax expense                                    9,290          8,134         7,786
                                                  ---------      ---------     ---------
Net earnings                                      $  13,936      $  11,974     $  11,191
                                                  =========      =========     =========

Earnings per share of common stock
   Primary                                        $    2.36      $    2.04     $    1.91
                                                  =========      =========     =========
   Fully diluted                                  $    2.35      $    2.03     $    1.91
                                                  =========      =========     =========

Average shares and equivalents outstanding
   Primary                                            5,893          5,867         5,845
   Fully diluted                                      5,924          5,906         5,854

See accompanying notes to the consolidated financial statements

                                CONSOLIDATED BALANCE SHEETS

                                 CHROMCRAFT REVINGTON, INC.
                             (In thousands, except share data)

                                                                     December 31,
                                                               -----------------------
                                                                  1996          1995
                                                               ---------     ---------
ASSETS
Cash and cash equivalents                                      $     -       $     -
Accounts receivable, less allowances of $1,781 and $980           29,784        18,370
Inventories                                                       32,396        19,928
Deferred income taxes                                              3,935           578
Other assets                                                         753           595
                                                               ---------     ---------
   Current assets                                                 66,868        39,471

Property, plant and equipment, at cost,
    less accumulated depreciation                                 39,498        22,627
Goodwill and tradenames, less accumulated amortization
    of $5,363 and $4,644                                          21,902        21,621
Other assets                                                       1,674         2,106
                                                               ---------     ---------
   Total assets                                                $ 129,942     $  85,825
                                                               =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                               $   9,900     $   7,568
Accrued liabilities                                               16,625         9,983
                                                               ---------     ---------
   Current liabilities                                            26,525        17,551

Revolving credit facility                                         20,200         1,500
Deferred income taxes                                              2,203         1,868
Other liabilities                                                  3,089         1,124
                                                               ---------     ---------
   Total liabilities                                              52,017        22,043
                                                               ---------     ---------
Stockholders' equity
   Preferred stock, $1.00 par value,
   authorized 100,000 shares, none issued or outstanding             -             -
   Common stock, $.01 par value, authorized 20,000,000 shares,
     issued and outstanding 5,742,273 and 5,729,273 shares            57            57
   Capital in excess of par value                                 20,992        20,785
   Retained earnings                                              56,876        42,940
                                                               ---------     ---------
     Total stockholders' equity                                   77,925        63,782
                                                               ---------     ---------
   Total liabilities and stockholders' equity                  $ 129,942     $  85,825
                                                               =========     =========

See accompanying notes to the consolidated financial statements

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               CHROMCRAFT REVINGTON, INC.
                                                 (Dollars in thousands)


                                              Common Stock             Capital in                        Total
                                         ----------------------        Excess of       Retained     Stockholders'
                                           Shares        Amount        Par Value       Earnings         Equity
                                         ---------       ------       ----------      ---------      -----------
Balance at January 1, 1994               5,712,424       $   57       $   20,519      $  19,775      $    40,351

Exercise of stock options                    5,616          -                 80            -                 80
Net earnings                                                                             11,191           11,191
                                         ---------       ------       ----------      ---------       ----------
Balance at December 31, 1994             5,718,040           57           20,599         30,966           51,622

Exercise of stock options                   11,233          -                186            -                186
Net earnings                                                                             11,974           11,974
                                         ---------       ------       ----------      ---------       ----------
Balance at December 31, 1995             5,729,273           57           20,785         42,940           63,782

Exercise of stock options                   13,000          -                207            -                207
Net earnings                                                                             13,936           13,936
                                         ---------       ------       ----------      ---------      -----------
Balance at December 31, 1996             5,742,273       $   57       $   20,992      $  56,876      $    77,925
                                         =========       ======       ==========      =========      ===========

See accompanying notes to the consolidated financial statements

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               CHROMCRAFT REVINGTON, INC.
                                                     (In thousands)
                                                                                   Year Ended December 31,
                                                                        -------------------------------------------
                                                                           1996             1995             1994
                                                                        ---------        ---------        ---------
OPERATING ACTIVITIES
   Net earnings                                                         $  13,936        $  11,974        $  11,191
     Adjustments to reconcile net earnings to net cash
        provided by operating activities
          Depreciation and amortization                                     3,729            3,853            4,415
          Deferred income taxes                                                (8)            (452)            (829)
          Changes in assets and liabilities, net of effect of
             acquired companies
             Accounts receivable                                             (960)          (1,834)            (219)
             Inventories                                                   (1,837)             (75)          (2,397)
             Accounts payable                                              (5,886)           2,180           (1,031)
             Accrued liabilities                                              736           (1,499)             640
             Other                                                           (182)             143              116
                                                                        ---------        ---------        ---------
   Cash provided by operating activities                                    9,528           14,290           11,886
                                                                        ---------        ---------        ---------
INVESTING ACTIVITIES
   Capital expenditures                                                    (3,060)          (5,514)          (3,393)
   Disposal of property, plant and equipment                                  257              -                 59
   Investment in acquired companies                                        (3,483)          (9,350)             -
   Funds held in escrow                                                       -             (2,000)             -
                                                                        ---------        ---------        ---------
   Cash used in investing activities                                       (6,286)         (16,864)          (3,334)
                                                                        ---------        ---------        ---------
FINANCING ACTIVITIES
   Net borrowing (repayment) under revolving credit facilities             18,700            1,500           (6,554)
   Refinance indebtedness of acquired companies                           (22,149)          (1,190)             -
   Proceeds from exercise of stock options                                    207              186               80
                                                                        ---------        ---------        ---------
   Cash provided (used) in financing activities                            (3,242)             496           (6,474)
                                                                        ---------        ---------        ---------
Increase (decrease) in cash and cash equivalents                              -             (2,078)           2,078

Cash and cash equivalents at beginning of year                                -              2,078              -
                                                                        ---------        ---------        ---------
Cash and cash equivalents at end of year                                $     -          $     -          $   2,078
                                                                        =========        =========        =========

See accompanying notes to the consolidated financial statements

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      CHROMCRAFT REVINGTON, INC.


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Chromcraft Revington, Inc. operates through its wholly-owned subsidiaries, Chromcraft Corporation, which manufactures and sells casual dining furniture and commercial furniture, Peters-Revington Corporation, which manufactures and sells occasional wood furniture, Silver Furniture Co., Inc., which manufac-tures, imports and sells occasional furniture tables and Cochrane Furniture Company, Inc., which manufactures and sells dining room, bedroom and upholstered furniture. Products are sold primarily through furniture dealers throughout the United States and Canada.

Consolidation
The consolidated financial statements include the accounts of Chromcraft Revington, Inc. and its subsidiaries (together, the "Company"), after elimina-tion of intercompany accounts and transactions. Certain previously reported amounts have been reclassified to conform to the 1996 presentation.

Use of Estimates
The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assump-tions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

Inventories
All inventories (materials, labor and overhead) are valued at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) basis represent approximately 70% and 100% of total inventories at December 31, 1996 and 1995, respectively. Remaining inventories are valued using the first-in, first-out (FIFO) basis.

Property, Plant and Equipment
Property, plant and equipment is stated on the basis of cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for tax purposes.

Revenue Recognition
Revenue from sales is recognized when the goods are shipped to the customer.

Intangibles
Intangible assets are stated on the basis of cost. The excess of purchase price over the fair value of net assets acquired (goodwill) and tradenames are being amortized on a straight-line basis principally over 40 years. The Company reviews the carrying value of goodwill whenever changes in circum-stances indicate that the carrying amount may not be recoverable. When factors indicate that the recoverability of goodwill should be evaluated, the Company uses an estimate of the acquired business' undiscounted cash flows in determining whether an impairment loss is required.

Deferred Income Taxes
Deferred income taxes are recognized for the future tax consequences attribut-able to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Earnings Per Share of Common Stock
Earnings per share of common stock is calculated using the weighted-average number of shares and common stock equivalents (stock options) outstanding during the year. If the ending market price for common stock is higher than the average market price for the period, the ending market price is used in determining incremental shares in the calculation of fully diluted earnings per share to reflect maximum potential dilution.

Stock Options
The Company applies Accounting Principles Board Opinion No. 25 in accounting for stock options and discloses the fair value of options granted as permitted by Statement of Financial Accounting Standards No. 123.

Financial Instruments
The carrying amounts reported in the balance sheets for accounts receivable, accounts payable and borrowings under a bank revolving credit facility approxi-mate their fair values. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of entities comprising the Company's customer base.


NOTE 2.  ACQUISITION OF COCHRANE FURNITURE COMPANY, INC.

On November 8, 1996, the Company acquired Cochrane Furniture Company, Inc. ("Cochrane Furniture") for $3,483,000 in cash (including acquisition related expenses) and the assumption of $38,756,000 of Cochrane Furniture's liabilities. Cochrane Furniture is a manufacturer of dining room, bedroom and upholstered furniture.

The operations of Cochrane Furniture are included in the Consolidated Statements of Earnings from the date of acquisition. The transaction was accounted for as a purchase and the purchase price has been allocated to assets acquired and liabilities assumed based on their fair market values at the date of acquisition.

The following unaudited pro forma results of operations for the year ended December 31, 1996 gives effect to the Cochrane Furniture acquisition as if it had occurred on January 1, 1996. The unaudited pro forma results of operations for the year ended December 31, 1995 combine the operating results of Cochrane Furniture for the fiscal year ended March 30, 1996 and the Company's operating results for the year ended December 31, 1995 and gives effect to the Cochrane Furniture acquisition as if it had occurred at the beginning of the period. Operating results of Cochrane Furniture for the quarter ended March 30, 1996 are included in each of the unaudited pro forma results of operations.

                                                   (In thousands, except
                                                      per share data)
                                                  -----------------------
                                                     1996          1995
                                                  ---------     ---------
Sales                                             $ 245,658     $ 238,307
Net earnings                                         11,409         8,034
Earnings per share of common stock
   Primary                                             1.94          1.37
   Fully diluted                                       1.93          1.36

The pro forma information is presented for comparative purposes only and is not necessarily indicative of the operating results that would have occurred had the Cochrane Furniture acquisition been consummated as of the above dates, nor is it necessarily indicative of future operating results.


NOTE 3.  ACQUISITION OF SILVER FURNITURE CO., INC.

On April 3, 1995, the Company acquired Silver Furniture Co., Inc. ("Silver Furniture"), a manufacturer and importer of occasional furniture tables, for $8,350,000 in cash (including acquisition expenses). Additional purchase consideration up to $3,000,000 is payable to the former shareholders of Silver Furniture if certain financial and other conditions are satisfied. To fund the conditional payments, $3,000,000 was deposited with a bank escrow agent at the closing. The escrow account is included in long-term other assets on the Consolidated Balance Sheets at December 31, 1996 and 1995. Any additional consideration paid to the former shareholders of Silver Furniture will be re-flected as goodwill. At December 31, 1996 additional purchase consideration of $2,000,000 had been earned and reclassified to goodwill.

The operations of Silver Furniture are included in the Consolidated Statements of Earnings from the date of acquisition. The transaction was accounted for as a purchase and the excess cost over fair value of the net assets acquired is being amortized on a straight-line basis over a 20-year period. The unaudited pro forma results of operations for the years ended December 31, 1995 and 1994, assuming the purchase of Silver Furniture had been consummated as of the beginning of the respective periods, are as follows:

                                                       (In thousands,
                                                   except per share data)
                                                   ----------------------
                                                      1995         1994
                                                   ---------    ---------
Sales                                              $ 159,774    $ 164,278
Net earnings                                          12,114       11,946
Earnings per share of common stock
   Primary                                              2.06         2.04
   Fully diluted                                        2.05         2.04

The pro forma information is presented for comparative purposes only and is not necessarily indicative of the operating results that would have occurred had the Silver Furniture acquisition been consummated as of the above dates, nor is it necessarily indicative of future operating results.


NOTE 4.  INVENTORIES

Inventories at December 31, 1996 and 1995 consisted of the following:

                                                       (In thousands)
                                                  -----------------------
                                                     1996          1995
                                                  ---------     ---------
Raw materials                                     $  10,622     $   5,905
Work-in-process                                       5,797         3,926
Finished goods                                       17,311        11,459
                                                  ---------     ---------
Inventories at FIFO cost                             33,730        21,290
LIFO reserve                                         (1,334)       (1,362)
                                                  ---------     ---------
                                                  $  32,396     $  19,928
                                                  =========     =========

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1996 and 1995 consisted of the following:
                                                       (In thousands)
                                                  -----------------------
                                                     1996          1995
                                                  ---------     ---------
Land                                              $   1,886     $     746
Buildings and improvements                           30,588        18,179
Machinery and equipment                              35,404        30,296
Leasehold improvements                                  436           328
Construction in progress                                171           428
                                                  ---------     ---------
                                                     68,485        49,977
Less accumulated depreciation and amortization      (28,987)      (27,350)
                                                  ---------     ---------
                                                  $  39,498     $  22,627
                                                  =========     =========

NOTE 6.  ACCRUED LIABILITIES

Accrued liabilities at December 31, 1996 and 1995 consisted of the following:

                                                       (In thousands)
                                                  -----------------------
                                                     1996          1995
                                                  ---------     ---------
Employee benefit plans                            $   5,890     $   2,949
Salaries, wages and commissions                       1,628         1,199
Vacation and holiday pay                              1,503           928
Workers' compensation plans                           1,127         1,002
Advertising and promotion                             1,383           620
Other accrued liabilities                             5,094         3,285
                                                  ---------     ---------
                                                  $  16,625     $   9,983
                                                  =========     =========

NOTE 7.  INCOME TAXES

Components of the provision for income taxes for the years ended December 31, 1996, 1995 and 1994 were as follows:
                                                 (In thousands)
                                      -----------------------------------
                                        1996          1995         1994
                                      --------      --------     --------
Current:
   Federal                            $  7,902      $  7,432     $  7,557
   State                                 1,396         1,154        1,058
                                      --------      --------     --------
                                         9,298         8,586        8,615
                                      --------      --------     --------
Deferred:
   Federal                                  (4)         (385)        (677)
   State                                    (4)          (67)        (152)
                                      --------      --------     --------
                                            (8)         (452)        (829)
                                      --------      --------     --------

Total provision for income taxes      $  9,290      $  8,134     $  7,786
                                      ========      ========     ========

A reconciliation of the provision for income taxes included in the Consolidated Statements of Earnings and the amount computed by applying the U.S. Federal income tax rate for the years ended December 31, 1996, 1995 and 1994 is summarized below:
                                                  (In thousands)
                                         --------------------------------
                                           1996        1995        1994
                                         --------    --------    --------
Tax expense, at U.S. statutory rate      $  8,129    $  7,038    $  6,642
State taxes, net of federal benefit           915         874         863
Amortization of goodwill                      222         222         222
Other, net                                     24         -            59
                                         --------    --------    --------
Total provision for income taxes         $  9,290    $  8,134    $  7,786
                                         ========    ========    ========

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (liabilities) at December 31, 1996 and 1995 are summarized below:
                                                       (In thousands)
                                                    --------------------
                                                      1996        1995
                                                    --------    --------
Deferred tax assets:
   Accounts receivable                              $    688    $    359
   Accrued vacation and holiday pay                      616         351
   Other accrued liabilities                           3,817       1,864
   Net operating loss carryforwards                      901         -
                                                    --------    --------
   Total gross deferred tax assets                     6,022       2,574
                                                    --------    --------
Deferred tax liabilities:
   Inventories                                          (173)     (1,334)
   Property, plant and equipment                      (3,068)     (1,772)
   Other                                              (1,049)       (758)
                                                    --------    --------
   Total gross deferred tax liabilities               (4,290)     (3,864)
                                                    --------    --------
   Net deferred tax assets (liabilities)            $  1,732    $ (1,290)
                                                    ========    ========

In connection with the acquisition of Cochrane Furniture Company, Inc., the Company acquired certain net operating loss carryforwards with expiration dates through 2010.

Chromcraft Corporation and Peters-Revington Corporation have received notifica-tion from the parent of a former consolidated tax group of which they were previously members that, following an audit by the Internal Revenue Service ("IRS") of income tax returns of the former consolidated tax group, the IRS has issued a revenue agent's report asserting that certain interest expense deduc-tions should be recharacterized as non-deductible dividend distributions. A protest has been filed with the IRS by the former parent on behalf of the members of the former consolidated tax group. Chromcraft Corporation and Peters-Revington Corporation have a contractual right of indemnification against the former parent for any liability for federal and state income taxes assessed against them for the periods covered in the revenue agent's report.


NOTE 8.  REVOLVING CREDIT FACILITY

The Company has an unsecured revolving loan facility ("Facility") with a group of banks that allows the Company to borrow up to $60,000,000 for working capital requirements, capital expenditures and acquisitions. At December 31, 1996, the Company had $33,682,000 in availability under the Facility. The interest rate under the Facility is determined at the time of borrowing, at the Company's option, at either the bank prime rate or a rate based on the certifi-cate of deposit rate, the Fed Funds rate, or the London Interbank Offered Rate (LIBOR). The weighted-average interest rate on borrowings outstanding as of

December 31, 1996 and 1995 was 5.95% and 6.0875%, respectively. A commitment fee, of up to .20% per annum, is payable on the unused portion of the credit line. The Company had outstanding letters of credit under the Facility of $6,118,000 and $2,091,000 at December 31, 1996 and 1995, respectively. The
Facility expires December 20, 2000.

The Facility requires compliance with certain financial loan covenants related to net worth, interest and fixed charge coverages and debt leverage. At December 31, 1996, unrestricted retained earnings available for dividends were $25,957,000.


NOTE 9.  STOCK OPTIONS

The Company's 1992 Stock Option Plan (the "Plan") provides for the granting of either incentive stock options ("ISO's") or stock options which do not qualify as incentive stock options ("non-ISO's"). The total number of shares of common stock which may be issued under stock options granted pursuant to the Plan is 550,000 shares. ISO's granted under the Plan vest over no greater than a 10-year period, and are granted at exercise prices no less than the fair market value of the Company's common shares as of the date of grant. Non-ISO's vest and are at exercise prices determined by the compensation committee of the Board of Directors. At December 31, 1996 and 1995, there were 21,431 and 48,931 shares, respectively, available for future grants.

The estimated per share weighted-average fair value of stock options granted during 1996 and 1995 was $11.28 and $11.39, respectively, on the date of grant. The fair value of stock options on the date of grant was estimated using the Black-Scholes model with the following weighted-average assumptions:

                                  1996        1995
                                 ------      ------
Expected life (years)              7           7
Interest rate                      6.2%        6.3%
Volatility                        30.0%       32.2%

The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value:

                                      (In thousands, except per share data)
                                    -----------------------------------------
                                           1996                  1995
                                    -------------------   -------------------
                                       As         Pro        As         Pro
                                    Reported     Forma    Reported     Forma
                                    --------   --------   --------   --------
Net earnings                        $ 13,936   $ 13,670   $ 11,974   $ 11,913
Earnings per share of common stock
   Primary                              2.36       2.33       2.04       2.03
   Fully diluted                        2.35       2.31       2.03       2.02

A summary of the Company's stock option activity, and related information for the three years ended December 31, 1996 follows:
                                                                Weighted-
                                                                 Average
                                                     Number     Exercise
                                                   of Shares      Price
                                                   ---------    ---------
1994
   Outstanding at beginning of year                 330,500      $ 12.63
   Granted                                           86,000      $ 23.18
   Exercised                                         (5,616)     $ 11.00
   Outstanding at end of year                       410,884      $ 14.86
   Exercisable                                      133,334      $ 13.02

1995
   Granted                                           68,160      $ 24.01
   Exercised                                        (11,233)     $ 13.08
   Cancelled                                        (10,591)     $ 16.36
   Outstanding at end of year                       457,220      $ 16.24
   Exercisable                                      230,077      $ 14.71

1996
   Granted                                           27,500      $ 24.48
   Exercised                                        (13,000)     $ 11.00
   Outstanding at end of year                       471,720      $ 16.86
   Exercisable                                      323,098      $ 15.73

Significant option groups outstanding at December 31, 1996 and related weighted-average price and remaining life information follows:

    Grant         Options         Options         Exercise     Remaining
    Date        Outstanding     Exercisable         Price     Life (Years)
  ---------     -----------     -----------       --------    ------------
  4-15-92         230,460         180,668         $ 11.00         5.3
  2-19-93          63,600          63,600         $ 19.00         6.1
  1-11-94          77,000          57,750         $ 23.25         7.0
  All other       100,660          21,080         $ 25.79         8.8


NOTE 10.  EMPLOYEE BENEFIT PLANS

The Company sponsors a number of tax-qualified defined contribution retirement and savings plans. Employees may be eligible to participate in one or more of these plans. Company contributions to these plans are based on either a per-centage of an employee's compensation or a matching portion of the employee's contributions. The cost of these plans was $1,034,000 in 1996, $1,110,000 in 1995 and $1,052,000 in 1994.

The Company also provides supplemental retirement benefits and "make up" benefits to key executives of the Company whose benefits are reduced by Internal Revenue Service Code restrictions. Contributions and expenses under these arrangements were $221,000 in 1996, $225,000 in 1995 and $189,000 in 1994.

NOTE 11.  REGISTRATION RIGHTS AGREEMENT

The Company has entered into a Registration Rights Agreement dated April 23, 1992 (the "Agreement") between the Company and 399 Venture Partners, Inc., which owned 2,847,709 shares or 49.6% of the Company's outstanding common stock at December 31, 1996. The Agreement permits 399 Venture Partners, Inc. and transferees, as defined, to request certain registration rights under the Securities Act of 1933 for all or part of their shares of common stock under certain conditions. In connection with such registrations as may occur, the Company will be obligated for the payment of all registration expenses incurred in the performance of or compliance with this Agreement, subject to certain limitations set forth therein.


NOTE 12.  SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid during the years ended December 31, 1996, 1995 and 1994 was $180,000, $245,000 and $269,000, respectively. Income taxes paid during the years ended December 31, 1996, 1995 and 1994 were $9,054,000, $8,277,000 and
$8,957,000, respectively.


NOTE 13.  RENTAL COMMITMENTS

The Company leases certain showroom facilities and transportation equipment under non-cancellable operating leases. The future minimum lease payments under non-cancellable leases for the years ending December 31, 1997, 1998, 1999, 2000 and 2001 are $1,209,000, $1,026,000, $514,000, $6,000 and $0, respectively. It is expected that, in the normal course of business, leases that expire will be renewed or replaced.

Rental expense was $1,248,000, $921,000 and $890,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                     INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Chromcraft Revington, Inc.:

We have audited the consolidated financial statements of Chromcraft Revington, Inc. and subsidiaries as listed in item 14(a) (1) and (2). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in item 14(a) (1) and (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chromcraft Revington, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP
Indianapolis, Indiana
February 4, 1997

                                    QUARTERLY FINANCIAL INFORMATION (unaudited)
                                             CHROMCRAFT REVINGTON, INC.

                                                        (In thousands, except per share data)
                                        ----------------------------------------------------------------------
                                          First          Second         Third          Fourth         Total
                                         Quarter        Quarter        Quarter        Quarter          Year
                                        ---------      ---------      ---------      ---------      ----------
1996
   Sales                                $  42,291      $  39,922      $  40,789      $  52,897      $  175,899
   Gross margin                            11,646         11,013         11,168         13,855          47,682
   Operating income                         5,847          5,333          5,795          6,472          23,447
   Net earnings                             3,494          3,211          3,492          3,739          13,936
   Earnings per share of common stock
         Primary                              .59            .55            .59            .63            2.36
         Fully diluted                        .59            .55            .59            .63            2.35

1995
   Sales                                $  36,600      $  36,620      $  39,163      $  40,226      $  152,609
   Gross margin                            10,347          9,491         10,282         10,702          40,822
   Operating income                         5,465          4,552          5,008          5,319          20,344
   Net earnings                             3,285          2,650          2,916          3,123          11,974
   Earnings per share of common stock
         Primary                              .56            .45            .50            .53            2.04
         Fully diluted                        .56            .45            .50            .53            2.03

                                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               CHROMCRAFT REVINGTON, INC.
                                                     (In thousands)


                                                           Additions
                                                     ------------------------
                                        Balance at   Charged to    Charged to                      Balance at
                                         beginning    Costs and       Other                            End
       Classification                    of period    Expenses      Accounts      Deductions         of Year
      ----------------                  ----------   ----------    ----------     ----------       ----------
Year ended December 31, 1996
  Allowance for doubtful accounts          $  980      $  760      $    640(a)    $  (599)(c)       $  1,781

  Reserve for excess and obsolete
     inventory (d)                         $   -       $  150      $  2,973       $     -           $  3,123

Year ended December 31, 1995
  Allowance for doubtful accounts          $  689      $  393      $     51(b)    $  (153)(c)       $    980

Year ended December 31, 1994
  Allowance for doubtful accounts          $  743      $   92      $    -         $  (146)(c)       $    689


(a) Represents the allowance for doubtful accounts associated with the Cochrane Furniture acquisition
(b) Represents the allowance for doubtful accounts associated with the Silver Furniture acquisition
(c) Represents charge offs, net of recoveries, to the allowance for doubtful accounts
(d) Represents the reserve for excess and obsolete inventory associated with the Cochrane Furniture acquisition

                            EXHIBIT (21.1)
                    SUBSIDIARIES OF THE REGISTRANT


The Registrant owns all of the issued and outstanding shares of capital stock of each of the following corporations:

   Chromcraft Corporation, a Delaware corporation

   Peters-Revington Corporation, a Delaware corporation

   Silver Furniture Co., Inc., a Tennessee corporation

   Silver Furniture Manufacturing Co., Inc., a Tennessee corporation (a)

   Cochrane Furniture Company, Inc., a North Carolina corporation


(a) A 100% owned subsidiary of Silver Furniture Co., Inc.

                            EXHIBIT (23.1)
                    CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Chromcraft Revington, Inc.:

We consent to incorporation by reference in the registration statement on Form S-8 of Chromcraft Revington, Inc. of our report dated February 4, 1997, relating to the consolidated balance sheets of Chromcraft Revington, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows and consolidated financial statement schedule for each of the years in the three-year period ended December 31, 1996, which report appears in the December 31, 1996 annual report on Form 10-K of Chromcraft Revington, Inc.


KPMG Peat Marwick LLP
Indianapolis, Indiana
March 26, 1997

                            EXHIBIT (24.1)
                           POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E. THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and any and all amend-ments thereto, to be filed with the Securities and Exchange Commission pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.


Dated:  March 14, 1997               Bruce C. Bruckmann, Director

                           POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E. THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and any and all amend-ments thereto, to be filed with the Securities and Exchange Commission pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.


Dated:  March 14, 1997               David L. Kolb, Director

                           POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E. THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and any and all amend-ments thereto, to be filed with the Securities and Exchange Commission pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.


Dated:  March 12, 1997               Larry P. Kunz, Director

                           POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E. THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and any and all amend-ments thereto, to be filed with the Securities and Exchange Commission pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.


Dated:  March 15, 1997               H. Martin Michael, Director

                           POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E. THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and any and all amend-ments thereto, to be filed with the Securities and Exchange Commission pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.


Dated:  March 12, 1997               M. Saleem Muqaddam, Director

                           POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E. THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and any and all amend-ments thereto, to be filed with the Securities and Exchange Commission pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.


Dated:  March 11, 1997               Warren G. Wintrub, Director