Form 10-Q
period 1997-03-29
CHROMCRAFT REVINGTON INC
filed 1997-05-09
CIK 884130

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the quarterly period ended March 29, 1997

                                  or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from _________ to _________

                    Commission file number 1-13970

                      CHROMCRAFT REVINGTON, INC.
        (Exact name of Registrant as specified in its charter)

              Delaware                                  35-1848094
   (State or other jurisdiction of                    (IRS Employer
    incorporation or organization                  Identification No.)

             1100 North Washington Street, Delphi, IN  46923
 (Address, including zip code, of Registrant's principal executive offices)

                            (765) 564-3500
         (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X      No


The number of shares outstanding for each of the Registrant's classes of common stock as of the latest practicable date:
                                                        Outstanding at
              Class                                     April 25, 1997
   Common Stock, $.01 Par Value                           5,742,273

                             TABLE OF CONTENTS


                                                                    Page Number

Part I.  Financial Information

   Item 1.  Financial Statements

            Consolidated Statements of Earnings  . . . . . . . . . . . . 3

            Condensed Consolidated Balance Sheets  . . . . . . . . . . . 4

            Condensed Consolidated Statements of Cash Flows  . . . . . . 5

            Notes to Condensed Consolidated Financial Statements . . . . 6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . . . . . 7


Part II.  Other Information

   Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . 9


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                          Part I. Financial Information


Item 1.   Financial Statements


                Consolidated Statements of Earnings (unaudited)

                           Chromcraft Revington, Inc.
                     (In thousands, except per share data)

                                                       Three Months Ended
                                                    ------------------------
                                                    March 29,      March 30,
                                                      1997           1996
                                                    ---------      ---------
Sales                                               $  59,469      $  42,291

Cost of sales                                          45,128         30,645
                                                    ---------      ---------
Gross margin                                           14,341         11,646

Selling, general and administrative expenses            7,843          5,799
                                                    ---------      ---------
Operating income                                        6,498          5,847

Interest expense, net                                     318             24
                                                    ---------      ---------
Earnings before income tax expense                      6,180          5,823

Income tax expense                                      2,472          2,329
                                                    ---------      ---------
Net earnings                                        $   3,708      $   3,494
                                                    =========      =========

Earnings per share of common stock
   Primary                                          $     .62      $     .59
                                                    =========      =========
   Fully diluted                                    $     .62      $     .59
                                                    =========      =========
Average common shares and equivalents outstanding
   Primary                                              5,943          5,883
                                                    =========      =========
   Fully diluted                                        5,943          5,883
                                                    =========      =========

See accompanying notes to condensed consolidated financial statements.

                     Condensed Consolidated Balance Sheets (unaudited)

                                 Chromcraft Revington, Inc.
                                       (In thousands)

                                                    March 29,      March 30,    December 31,
                                                      1997           1996           1996
                                                    ---------      ---------      ---------
      Assets
Cash and cash equivalents                           $     -        $   2,596      $     -
Accounts receivable                                    30,563         20,236         29,784
Inventories                                            33,227         18,851         32,396
Deferred income taxes and other assets                  3,706          1,238          4,688
                                                    ---------      ---------      ---------
      Current assets                                   67,496         42,921         66,868

Property, plant and equipment, net                     39,229         22,578         39,498
Intangibles and other assets                           23,378         23,549         23,576
                                                    ---------      ---------      ---------
      Total assets                                  $ 130,103      $  89,048      $ 129,942
                                                    =========      =========      =========

      Liabilities and Stockholders' Equity

Accounts payable                                    $   9,305      $   6,048      $   9,900
Accrued liabilities                                    16,833         12,757         16,625
                                                    ---------      ---------      ---------
      Current liabilities                              26,138         18,805         26,525

Revolving credit facility                              17,500            -           20,200
Deferred income taxes and other liabilities             4,832          2,967          5,292
                                                    ---------      ---------      ---------
      Total liabilities                                48,470         21,772         52,017
                                                    ---------      ---------      ---------
Stockholders' equity

   Common stock and capital in excess of par value     21,049         20,842         21,049
   Retained earnings                                   60,584         46,434         56,876
                                                    ---------      ---------      ---------
      Total stockholders' equity                       81,633         67,276         77,925
                                                    ---------      ---------      ---------
      Total liabilities and stockholders' equity    $ 130,103      $  89,048      $ 129,942
                                                    =========      =========      =========

See accompanying notes to condensed consolidated financial statements.

                 Condensed Consolidated Statements of Cash Flows (unaudited)

                                  Chromcraft Revington, Inc.
                                        (In thousands)

                                                                      Three Months Ended
                                                                   ------------------------
                                                                   March 29,      March 30,
                                                                     1997           1996
                                                                   ---------      ---------
Operating Activities
  Net earnings                                                     $   3,708      $   3,494
      Adjustments to reconcile net earnings to net cash
        provided by operating activities
          Depreciation and amortization                                1,100            838
          Deferred income taxes                                          489            (45)
          Changes in assets and liabilities, net
             Accounts receivable                                        (779)        (1,866)
             Inventories                                                (831)         1,077
             Accounts payable and accrued liabilities                   (387)         1,254
             Other                                                        37           (232)
                                                                   ---------      ---------
          Cash provided by operating activities                        3,337          4,520
                                                                   ---------      ---------
Investing Activities
  Capital expenditures                                                  (637)          (650)
  Disposal of property, plant and equipment                              -              226
                                                                   ---------      ---------
          Cash used in investing activities                             (637)          (424)
                                                                   ---------      ---------
Financing Activities
  Payments under revolving credit facility                            (2,700)        (1,500)
                                                                   ---------      ---------
          Cash used in financing activities                           (2,700)        (1,500)
                                                                   ---------      ---------
Net change in cash and cash equivalents                                  -            2,596

Cash and cash equivalents at beginning of period                         -              -
                                                                   ---------      ---------
Cash and cash equivalents at end of period                         $     -        $   2,596
                                                                   =========      =========

See accompanying notes to condensed consolidated financial statements.

    Notes to Condensed Consolidated Financial Statements (unaudited)

                     Chromcraft Revington, Inc.


Note 1.  Basis of Presentation

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 29, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1996.


Note 2.  Average Common Shares and Equivalents Outstanding

Average common shares used in the calculation of primary and fully diluted earnings per share included common stock equivalents (stock options) of approximately 201,000 and 154,000 shares for the three months ended March 29, 1997 and March 30, 1996, respectively.


Note 3.  Inventories

Inventories consisted of the following:

                                                  (in thousands)
                                       -----------------------------------
                                       March 29,    March 30,  December 31,
                                         1997         1996         1996
                                       ---------    ---------    ---------
     Raw materials                     $  10,916    $   5,751    $  10,622
     Work in process                       5,510        3,883        5,797
     Finished goods                       18,185       10,728       17,311
                                       ---------    ---------    ---------
     Inventories at FIFO cost             34,611       20,362       33,730
     LIFO reserve                         (1,384)      (1,511)      (1,334)
                                       ---------    ---------    ---------
                                       $  33,227    $  18,851    $  32,396
                                       =========    =========    =========

Note 4.  Accrued Liabilities

Accrued liabilities consisted of the following:

                                                  (in thousands)
                                       -----------------------------------
                                       March 29,    March 30,  December 31,
                                         1997         1996         1996
                                       ---------    ---------    ---------
     Employee benefit plans            $   3,654    $   2,966    $   5,890
     Income taxes payable                  1,998        2,335          422
     Salaries, wages and commissions       2,046        1,421        1,628
     Vacation and holiday pay              1,916        1,262        1,503
     Workers' compensation plans           1,265          985        1,127
     Advertising and promotion             1,605          835        1,383
     Other accrued liabilities             4,349        2,953        4,672
                                       ---------    ---------    ---------
                                       $  16,833    $  12,757    $  16,625
                                       =========    =========    =========

Note 5.  Impact of Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is effective for financial statements for periods ending after December 15, 1997. Statement No. 128 supersedes current accounting standards for the computation, presentation and disclosure requirements for earnings per share. The Company will adopt Statement No. 128 during the fourth quarter of 1997 and, based on current circumstances, does not believe the effect of the adoption will be material.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

Chromcraft Revington, Inc. (the "Company") manufactures and sells residential and commercial furniture through its wholly-owned subsidiaries Chromcraft Corporation, Peters-Revington Corporation, Silver Furniture Co., Inc. and Cochrane Furniture Company, Inc. ("Cochrane Furniture"). The following table sets forth the Company's results of operations for the three months ended March 29, 1997 and March 30, 1996 expressed as a percentage of sales.

                                                     Three Months Ended
                                                   ----------------------
                                                   March 29,    March 30,
                                                     1997         1996
                                                   ---------    ---------
      Sales                                          100.0 %      100.0 %
      Cost of sales                                   75.9         72.5
                                                   ---------    ---------
      Gross margin                                    24.1         27.5
      Selling, general and administrative expenses    13.2         13.7
                                                   ---------    ---------
      Operating income                                10.9         13.8
      Interest expense, net                             .5          -
                                                   ---------    ---------
      Earnings before income tax expense              10.4         13.8
      Income tax expense                               4.2          5.5
                                                   ---------    ---------
      Net earnings                                     6.2 %        8.3 %
                                                   =========    =========

The Company's operating results for the three months ended March 29, 1997 include the operations of Cochrane Furniture, which was acquired by the Company as of November 8, 1996. For further information, refer to the Registrant's Current Report on Form 8-K dated November 8, 1996 reporting the acquisition of Cochrane Furniture.


Three Months Ended March 29, 1997 Compared to Three Months Ended March 30, 1996.
--------------------------------------------------------------------------------

Sales

Consolidated sales for the first quarter of 1997 increased 40.6% to $59,469,000 from $42,291,000 for the first quarter of 1996. The increase in sales for the first three months of 1997 was primarily due to the inclusion of Cochrane Furniture. On a comparable basis, excluding the Cochrane Furniture operations, sales for the first quarter were slightly lower than the prior year period as a result of a decrease in sales of occasional furniture due to the sluggish retail sales environment.


Cost of Sales

Cost of sales as a percentage of sales was 75.9% for the quarter ended March 29, 1997 as compared to 72.5% for the quarter ended March 30, 1996. The percentage increase was primarily attributable to the inclusion of Cochrane Furniture's operating results. Raw material prices remained fairly stable during the current quarter.


Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 13.2% for the first quarter of 1997 as compared to 13.7% for the same period last year. The decrease in selling, general and administrative expenses as a percentage of sales for the three months ended March 29, 1997 as compared to the prior year quarter was primarily due to the inclusion of Cochrane Furniture's operating results.


Interest Expense, Net

Interest expense during the first three months of 1997 was $318,000 as compared to $24,000 during the same period last year. Interest expense for the first quarter of 1997 was attributable to the Cochrane Furniture indebtedness.


Income Tax Expense

The Company's effective tax rate was 40.0% for each of the three month periods ended March 29, 1997 and March 30, 1996.

Liquidity and Capital Resources

The operating activities of the Company provided $3,337,000 of cash for the three months ended March 29, 1997 as compared to $4,520,000 for the three months ended March 30, 1996. The decrease in cash generated from operating activities during the first quarter of 1997 as compared to the prior year period was primarily due to an increase in working capital investment.

The investing activities used $637,000 during the first three months of 1997 as compared to $424,000 during the year ago period. Capital expenditures for the quarter ended March 29, 1997 were primarily for equipment purchases. The Company expects capital expenditures to be approximately $4,000,000 for the year ending December 31, 1997.

Financing activities used $2,700,000 of cash for the three months ended March 29, 1997 to reduce bank indebtedness under a revolving credit facility. In 1997, absent an acquisition, the Company plans to use excess cash flow to reduce bank indebtedness. At March 29, 1997, the Company had approximately $37,098,000 in availability under its bank revolving credit facility.


                          Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         None

   (b)   Reports on Form 8-K

         Amendment No. 1 to the Current Report on Form 8-K dated November
         8, 1996 was filed with the Securities and Exchange Commission on January 23, 1997, reporting financial information on the acquisition of Cochrane Furniture Company, Inc.

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



                                        CHROMCRAFT REVINGTON, INC.
                                        --------------------------
                                        (Registrant)



Date:  May 9, 1997                      /s/ Frank T. Kane
                                        --------------------------
                                        Frank T. Kane
                                        Vice President - Finance
                                        (Duly Authorized Officer and
                                        Chief Financial Officer)