Form 10-Q
period 1997-06-28
CHROMCRAFT REVINGTON INC
filed 1997-08-08
CIK 884130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the quarterly period ended June 28, 1997

                                  or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from _________ to ________

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

                            Yes X      No


The number of shares outstanding for each of the Registrant's classes of common stock as of the latest practicable date:
                                                        Outstanding at
              Class                                     July 23, 1997
   Common Stock, $.01 Par Value                            5,712,173

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

   Item 4.  Submission of Matters to a Vote of Security Holders . . . . 10

   Item 6.  Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . 10


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                            Part I. Financial Information


Item 1.   Financial Statements
------------------------------


                         Consolidated Statements of Earnings (unaudited)

                                   Chromcraft Revington, Inc.
                              (In thousands, except per share data)

                                                      Three Months Ended       Six Months Ended
                                                     --------------------    --------------------
                                                     June 28,    June 29,    June 28,    June 29,
                                                       1997        1996        1997        1996
                                                     --------    --------    --------    --------
Sales                                                $ 54,074    $ 39,922    $113,543    $ 82,213

Cost of sales                                          40,309      28,909      85,437      59,554
                                                     --------    --------    --------    --------
Gross margin                                           13,765      11,013      28,106      22,659

Selling, general and administrative expenses            8,008       5,680      15,851      11,479
                                                     --------    --------    --------    --------
Operating income                                        5,757       5,333      12,255      11,180

Interest income (expense), net                           (347)         19        (665)         (5)
                                                     --------    --------    --------    --------
Earnings before income tax expense                      5,410       5,352      11,590      11,175

Income tax expense                                      2,164       2,141       4,636       4,470
                                                     --------    --------    --------    --------
Net earnings                                         $  3,246    $  3,211    $  6,954    $  6,705
                                                     ========    ========    ========    ========
Earnings per share of common stock
   Primary                                           $    .55    $    .55    $   1.17    $   1.14
                                                     ========    ========    ========    ========
   Fully diluted                                     $    .55    $    .55    $   1.17    $   1.14
                                                     ========    ========    ========    ========
Average shares and equivalents outstanding
   Primary                                              5,915       5,884       5,929       5,884
                                                     ========    ========    ========    ========
   Fully diluted                                        5,922       5,884       5,929       5,884
                                                     ========    ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

                    Condensed Consolidated Balance Sheets (unaudited)

                               Chromcraft Revington, Inc.
                                     (In thousands)

                                                     June 28,    June 29,  December 31,
                                                       1997        1996        1996
                                                     --------    --------    --------
       Assets
       ------
Cash and cash equivalents                            $    -      $    652    $    -
Accounts receivable                                    28,420      21,537      29,784
Inventories                                            35,965      18,405      32,396
Deferred income taxes and other assets                  3,739       1,562       4,688
                                                     --------    --------    --------
       Current assets                                  68,124      42,156      66,868

Property, plant and equipment, net                     38,783      22,839      39,498
Intangibles and other assets                           23,233      23,384      23,576
                                                     --------    --------    --------
       Total assets                                  $130,140    $ 88,379    $129,942
                                                     ========    ========    ========

       Liabilities and Stockholders' Equity
       ------------------------------------
Accounts payable                                     $  8,316    $  5,505    $  9,900
Accrued liabilities                                    13,127       9,312      16,625
                                                     --------    --------    --------
       Current liabilities                             21,443      14,817      26,525

Revolving credit facility                              19,800         -        20,200
Deferred income taxes and other liabilities             4,836       2,901       5,292
                                                     --------    --------    --------
       Total liabilities                               46,079      17,718      52,017
                                                     --------    --------    --------

Stockholders' equity

   Common stock and capital in excess of par value     20,231      21,016      21,049
   Retained earnings                                   63,830      49,645      56,876
                                                     --------    --------    --------
       Total stockholders' equity                      84,061      70,661      77,925
                                                     --------    --------    --------
       Total liabilities and stockholders' equity    $130,140    $ 88,379    $129,942
                                                     ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

              Condensed Consolidated Statements of Cash Flows (unaudited)

                               Chromcraft Revington, Inc.
                                     (In thousands)

                                                                   Six Months Ended
                                                                 --------------------
                                                                 June 28,    June 29,
                                                                   1997        1996
                                                                 --------    --------
Operating Activities
    Net earnings                                                 $  6,954    $  6,705
      Adjustments to reconcile net earnings to net
       cash provided by operating activities
           Depreciation and amortization                            2,195       1,685
           Deferred income taxes                                      770        (124)
           Changes in assets and liabilities, net
               Accounts receivable                                  1,364      (3,167)
               Inventories                                         (3,569)      1,523
               Accounts payable and accrued liabilities            (5,082)     (2,734)
               Other                                                 (321)       (571)
                                                                 --------    --------
           Cash provided by operating activities                    2,311       3,317
                                                                 --------    --------
Investing Activities
    Capital expenditures                                           (1,093)     (1,587)
    Disposal of property, plant and equipment                         -           248
                                                                 --------    --------
           Cash used in investing activities                       (1,093)     (1,339)
                                                                 --------    --------
Financing Activities
    Payments under revolving credit facility                         (400)     (1,500)
    Proceeds from stock options exercised                             -           174
    Repurchase and cancellation of common stock                      (818)        -
                                                                 --------    --------
           Cash used in financing activities                       (1,218)     (1,326)
                                                                 --------    --------
Net change in cash and cash equivalents                               -           652

Cash and cash equivalents at beginning of period                      -           -
                                                                 --------    --------
Cash and cash equivalents at end of period                       $    -      $    652
                                                                 ========    ========

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 28, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1996.


Note 2.  Average Shares and Equivalents Outstanding

Average shares used in the calculation of fully diluted earnings per share included common stock equivalents (stock options) of approximately 194,000 and 147,000 shares for the three months ended June 28, 1997 and June 29, 1996, respectively, and 194,000 and 150,000 shares for the six months ended June 28, 1997 and June 29, 1996, respectively.


Note 3.  Inventories

Inventories consisted of the following:

                                                                (in thousands)
                                                      ----------------------------------
                                                       June 28,    June 29,  December 31,
                                                         1997        1996        1996
                                                       --------    --------    --------
      Raw materials                                    $ 11,937    $  4,982    $ 10,622
      Work-in-process                                     5,613       4,041       5,797
      Finished goods                                     19,849      11,026      17,311
                                                       --------    --------    --------
      Inventories at FIFO cost                           37,399      20,049      33,730
      LIFO reserve                                       (1,434)     (1,644)     (1,334)
                                                       --------    --------    --------
                                                       $ 35,965    $ 18,405    $ 32,396
                                                       ========    ========    ========

Note 4.  Accrued Liabilities

Accrued liabilities consisted of the following:

                                                                (in thousands)
                                                      ----------------------------------
                                                       June 28,    June 29,  December 31,
                                                         1997        1996        1996
                                                       --------    --------    --------
      Employee benefit plans                           $  3,733    $  3,091    $  5,890
      Salaries, wages and commissions                     1,464       1,128       1,628
      Vacation and holiday pay                            1,558         813       1,503
      Workers' compensation plans                           992         893       1,127
      Advertising and promotion                           1,438         736       1,383
      Other accrued liabilities                           3,942       2,651       5,094
                                                       --------    --------    --------
                                                       $ 13,127    $  9,312    $ 16,625
                                                       ========    ========    ========

Note 5.  Impact of Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is effective for financial statements for periods ending after December 15, 1997. Statement No. 128 supersedes current accounting standards for the computation, presentation and disclosure requirements for earnings per share. Chromcraft Revington, Inc. (the "Company") will adopt Statement No. 128 during the fourth quarter of 1997 and, based on current circumstances, does not believe the effect of the adoption will be material.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------


General

The Company manufactures and sells residential and commercial furniture through its wholly-owned subsidiaries Chromcraft Corporation, Peters-Revington Corporation, Silver Furniture Co., Inc. and Cochrane Furniture Company, Inc. ("Cochrane Furniture"). The following table sets forth the consolidated results of operations for the three and six months ended June 28, 1997 and June 29, 1996 expressed as a percentage of sales.

                                                    Three Months Ended         Six Months Ended
                                                   --------------------      --------------------
                                                   June 28,    June 29,      June 28,    June 29,
                                                     1997        1996          1997        1996
                                                   --------    --------      --------    --------
    Sales                                           100.0 %     100.0 %       100.0 %     100.0 %
    Cost of sales                                    74.6        72.4          75.2        72.4
                                                   --------    --------      --------    --------
    Gross margin                                     25.4        27.6          24.8        27.6
    Selling, general and administrative expenses     14.8        14.2          14.0        14.0
                                                   --------    --------      --------    --------
    Operating income                                 10.6        13.4          10.8        13.6
    Interest expense, net                              .6          -             .6          -
                                                   --------    --------      --------    --------
    Earnings before income tax expense               10.0        13.4          10.2        13.6
    Income tax expense                                4.0         5.4           4.1         5.4
                                                   --------    --------      --------    --------
    Net earnings                                      6.0 %       8.0 %         6.1 %       8.2 %
                                                   ========    ========      ========    ========

The Company's operating results for the three and six months ended June 28, 1997 include the operations of Cochrane Furniture, which was acquired by the Company as of November 8, 1996. For further information, refer to the Registrant's Current Report on Form 8-K dated November 8, 1996 reporting the acquisition of Cochrane Furniture.


Three and Six Months Ended June 28, 1997 Compared to Three and Six Months Ended June 29, 1996.
-------------------------------------------------------------------------


Sales

Consolidated sales for the three and six months ended June 28, 1997 increased 35.4% and 38.1%, respectively, as compared to the prior year periods primarily due to the acquisition of Cochrane Furniture. Without the benefit of this acquisition, sales for the second quarter and first half of 1997 were slightly lower than the corresponding periods last year from a decrease in occasional furniture shipments due to a weak retail sales environment.

Excluding Cochrane Furniture, the Company's sales order rate entering the third quarter of this year was slightly behind the year ago level.


Cost of Sales

Cost of sales as a percentage of sales was 74.6% and 75.2% for the three and six month periods ended June 28, 1997, respectively, as compared to 72.4% for each of the three and six month periods ended June 29, 1996. The cost percentage increase for the second quarter and first half of 1997 was primarily attributable to the inclusion of Cochrane Furniture's operating results.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 14.8% and 14.0% for the second quarter and six months ended June 28, 1997, respectively, as compared to 14.2% and 14.0% for the second quarter and six months ended June 29, 1996, respectively. Excluding Cochrane Furniture, the cost percentage for the three months ended June 28, 1997 was higher over the comparable period last year mainly as a result of an increase in the allowance for doubtful accounts.


Interest Income (Expense), Net

The Company incurred interest expense during the second quarter of 1997 of $347,000 as compared to earning interest income of $19,000 during the second quarter a year ago. For the six months ended June 28, 1997, interest expense was $665,000 as compared to $5,000 for the first six months of 1996.
Interest expense for the second quarter and first half of 1997 was attributable to the Cochrane Furniture indebtedness. The Company had no bank borrowings during the second quarter of 1996 and excess cash was invested in short-term investments.


Income Tax Expense

The Company's effective tax rate was 40.0% for each of the three and six month periods ended June 28, 1997 and June 29, 1996.


Liquidity and Capital Resources

The operating activities of the Company provided $2,311,000 of cash during the six months ended June 28, 1997 as compared to $3,317,000 during the six months ended June 29, 1996. The decrease in cash flow from operating activities during the first half of 1997 as compared to the prior year period was primarily due to an increase in working capital investment.

The investing activities used $1,093,000 of cash during the first half of 1997 as compared to $1,339,000 during the year ago period primarily for capital expenditures. The Company expects additions to property, plant and equipment to be approximately $3,500,000 for the year ending December 31, 1997.

Financing activities used $1,218,000 of cash during the first six months of 1997 to reduce bank indebtedness under the Company's bank revolving credit facility and to acquire shares of the Company's common stock. In February 1997, the Company's board of directors approved the repurchase of up to 200,000 shares of the Company's common stock. During the second quarter of 1997, the Company retired 30,100 shares of common stock purchased for $818,000. For the year earlier period, cash used in financing activities was primarily used to repay bank indebtedness under the Company's revolving credit facility. At June 28, 1997, the Company had approximately $35,000,000 in availability under its bank revolving credit facility.

                          Part II.  Other Information


Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

   (a)    The Company held its annual meeting of stockholders on May 2, 1997.

   (b) At the annual meeting, the holders of the common stock of the Company elected seven directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. Set forth below are the votes cast for each director.


                 Directors                           For            Withheld
             ------------------                   ---------         --------
             Bruce C. Bruckmann                   5,356,998          13,709
             David L. Kolb                        5,356,998          13,709
             Larry P. Kunz                        5,356,998          13,709
             H. Martin Michael                    5,356,998          13,709
             M. Saleem Muqaddam                   5,356,798          13,909
             Michael E. Thomas                    5,356,998          13,709
             Warren G. Wintrub                    5,356,998          13,709


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

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




                                                  CHROMCRAFT REVINGTON, INC.
                                                  --------------------------
                                                  (Registrant)



Date:  August 8, 1997                             /s/ Frank T. Kane
                                                  --------------------------
                                                  Frank T. Kane
                                                  Vice President - Finance
                                                  (Duly Authorized Officer and
                                                  Chief Financial Officer)