Form 10-Q
period 1997-09-27
CHROMCRAFT REVINGTON INC
filed 1997-11-10
CIK 884130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 27, 1997

                                   or

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

                        Yes X          No


The number of shares outstanding for each of the Registrant's classes of common stock as of the latest practicable date:
                                                        Outstanding at
              Class                                    November 3, 1997
   Common Stock, $.01 Par Value                            5,671,473

                           TABLE OF CONTENTS



                                                                     Page Number

Part I.  Financial Information

   Item 1.  Financial Statements

            Condensed Consolidated Statements of Earnings. . . . . . . . .  3

            Condensed Consolidated Balance Sheets. . . . . . . . . . . . .  4

            Condensed Consolidated Statements of Cash Flows. . . . . . . .  5

            Notes to Condensed Consolidated Financial Statements . . . . .  6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . . .  7


Part II.  Other Information

   Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . 10


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                            Part I. Financial Information

Item 1.   Financial Statements
------------------------------

                     Condensed Consolidated Statements of Earnings (unaudited)

                                         Chromcraft Revington, Inc.
                                    (In thousands, except per share data)

                                                              Three Months Ended           Nine Months Ended
                                                            -----------------------     -----------------------
                                                            Sept. 27,     Sept. 28,     Sept. 27,     Sept. 28,
                                                               1997          1996          1997          1996
                                                            ---------     ---------     ---------     ---------
Sales                                                       $  52,821     $  40,789     $ 166,364     $ 123,002

Cost of sales                                                  39,419        29,621       124,856        89,175
                                                            ---------     ---------     ---------     ---------
Gross margin                                                   13,402        11,168        41,508        33,827

Selling, general and administrative expenses                    7,160         5,373        23,011        16,852
                                                            ---------     ---------     ---------     ---------
Operating income                                                6,242         5,795        18,497        16,975

Interest income (expense), net                                   (323)           25          (988)           20
                                                            ---------     ---------     ---------     ---------
Earnings before income tax expense                              5,919         5,820        17,509        16,995

Income tax expense                                              2,368         2,328         7,004         6,798
                                                            ---------     ---------     ---------     ---------
Net earnings                                                $   3,551     $   3,492     $  10,505     $  10,197
                                                            =========     =========     =========     =========
Earnings per share of common stock
     Primary                                                $     .60     $     .59     $    1.78     $    1.73
                                                            =========     =========     =========     =========
     Fully diluted                                          $     .60     $     .59     $    1.77     $    1.73
                                                            =========     =========     =========     =========
Average shares and equivalents outstanding
     Primary                                                    5,881         5,889         5,913         5,886
                                                            =========     =========     =========     =========
     Fully diluted                                              5,905         5,898         5,932         5,896
                                                            =========     =========     =========     =========

See accompanying notes to condensed consolidated financial statements.

                       Condensed Consolidated Balance Sheets (unaudited)

                                  Chromcraft Revington, Inc.
                                        (In thousands)

                                                            Sept. 27,     Sept. 28,      Dec. 31,
                                                               1997          1996          1996
         Assets                                             ---------     ---------     ---------
         ------
Cash and cash equivalents                                   $     -       $     561     $     -
Accounts receivable                                            32,232        24,454        29,784
Inventories                                                    35,731        21,285        32,396
Deferred income taxes and other assets                          3,170         1,492         4,688
                                                            ---------     ---------     ---------
         Current assets                                        71,133        47,792        66,868

Property, plant and equipment, net                             37,330        22,891        39,498
Intangibles and other assets                                   24,159        23,284        23,576
                                                            ---------     ---------     ---------
         Total assets                                       $ 132,622     $  93,967     $ 129,942
                                                            =========     =========     =========

         Liabilities and Stockholders' Equity
         ------------------------------------
Accounts payable                                            $   7,871     $   6,431     $   9,900
Accrued liabilities                                            15,277        10,522        16,625
                                                            ---------     ---------     ---------
         Current liabilities                                   23,148        16,953        26,525

Revolving credit facility                                      18,000           -          20,200
Deferred income taxes and other liabilities                     4,939         2,861         5,292
                                                            ---------     ---------     ---------
         Total liabilities                                     46,087        19,814        52,017
                                                            ---------     ---------     ---------

Stockholders' equity

   Common stock and capital in excess of par value             19,154        21,016        21,049
   Retained earnings                                           67,381        53,137        56,876
                                                            ---------     ---------     ---------
         Total stockholders' equity                            86,535        74,153        77,925
                                                            ---------     ---------     ---------
         Total liabilities and stockholders' equity         $ 132,622     $  93,967     $ 129,942
                                                            =========     =========     =========

See accompanying notes to condensed consolidated financial statements.

                Condensed Consolidated Statements of Cash Flows (unaudited)

                                 Chromcraft Revington, Inc.
                                       (In thousands)

                                                                             Nine Months Ended
                                                                          -----------------------
                                                                          Sept. 27,     Sept. 28,
                                                                             1997          1996
                                                                          ---------     ---------
Operating Activities
    Net earnings                                                          $  10,505     $  10,197
      Adjustments to reconcile net earnings to net
       cash provided by operating activities
           Depreciation and amortization                                      3,351         2,654
           Deferred income taxes                                                997          (187)
           Changes in assets and liabilities, net
               Accounts receivable                                           (2,448)       (6,084)
               Inventories                                                   (3,335)       (1,357)
               Accounts payable and accrued liabilities                      (3,377)         (598)
               Other                                                            104          (554)
                                                                          ---------     ---------
           Cash provided by operating activities                              5,797         4,071
                                                                          ---------     ---------
Investing Activities
    Capital expenditures                                                     (1,783)       (2,435)
    Disposal of property, plant and equipment                                    81           251
                                                                          ---------     ---------
           Cash used in investing activities                                 (1,702)       (2,184)
                                                                          ---------     ---------
Financing Activities
    Payments under revolving credit facility                                 (2,200)       (1,500)
    Proceeds from stock options exercised                                       -             174
    Repurchase and cancellation of common stock                              (1,895)          -
                                                                          ---------     ---------
           Cash used in financing activities                                 (4,095)       (1,326)
                                                                          ---------     ---------
Increase in cash and cash equivalents                                           -             561

Cash and cash equivalents at beginning of period                                -             -
                                                                          ---------     ---------
Cash and cash equivalents at end of period                                $     -       $     561
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 27, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1996.


Note 2.  Average Shares and Equivalents Outstanding

Average shares used in the calculation of primary earnings per share included common stock equivalents (stock options) of approximately 188,000 and 149,000 shares for the three months ended September 27, 1997 and September 28, 1996, respectively, and 192,000 and 150,000 shares for the nine months ended September 27, 1997 and September 28, 1996, respectively.


Note 3.  Inventories

Inventories consisted of the following:

                                                    (in thousands)
                                         -------------------------------------
                                         Sept. 27,     Sept. 28,      Dec. 31,
                                            1997          1996          1996
                                         ---------     ---------     ---------

    Raw materials                        $  10,740     $   5,799     $  10,622
    Work-in-process                          6,337         4,052         5,797
    Finished goods                          20,088        13,078        17,311
                                         ---------     ---------     ---------
    Inventories at FIFO cost                37,165        22,929        33,730
    LIFO reserve                            (1,434)       (1,644)       (1,334)
                                         ---------     ---------     ---------
                                         $  35,731     $  21,285     $  32,396
                                         =========     =========     =========

Note 4.  Accrued Liabilities

Accrued liabilities consisted of the following:

                                                    (in thousands)
                                         -------------------------------------
                                         Sept. 27,     Sept. 28,      Dec. 31,
                                            1997          1996          1996
                                         ---------     ---------     ---------

    Employee benefit plans               $   4,003     $   3,709     $   5,890
    Salaries, wages and commissions          2,049         1,519         1,628
    Vacation and holiday pay                 1,887           983         1,503
    Workers' compensation plans              1,115           869         1,127
    Advertising and promotion                1,690           804         1,383
    Other accrued liabilities                4,533         2,638         5,094
                                         ---------     ---------     ---------
                                         $  15,277     $  10,522     $  16,625
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------


General

The Company manufactures and sells residential and commercial furniture through its wholly-owned subsidiaries Chromcraft Corporation ("Chromcraft"), Peters-Revington Corporation, Silver Furniture Co., Inc. and Cochrane Furniture Company, Inc. ("Cochrane Furniture"). The following table sets forth the consolidated results of operations for the three and nine months ended September 27, 1997 and September 28, 1996 expressed as a percentage of sales.

                                                     Three Months Ended          Nine Months Ended
                                                   ----------------------     ----------------------
                                                   Sept. 27,    Sept. 28,     Sept. 27,    Sept. 28,
                                                      1997         1996          1997         1996
                                                   ---------    ---------     ---------    ---------
    Sales                                            100.0 %      100.0 %       100.0 %      100.0 %
    Cost of sales                                     74.6         72.6          75.0         72.5
                                                   ---------    ---------     ---------    ---------
    Gross margin                                      25.4         27.4          25.0         27.5
    Selling, general and administrative expenses      13.6         13.2          13.9         13.7
                                                   ---------    ---------     ---------    ---------
    Operating income                                  11.8         14.2          11.1         13.8
    Interest income (expense), net                     (.6)          .1           (.6)          -
                                                   ---------    ---------     ---------    ---------
    Earnings before income tax expense                11.2         14.3          10.5         13.8
    Income tax expense                                 4.5          5.7           4.2          5.5
                                                   ---------    ---------     ---------    ---------
    Net earnings                                       6.7 %        8.6 %         6.3 %        8.3 %
                                                   =========    =========     =========    =========

The Company's operating results for the three and nine months ended September 27, 1997 include the operations of Cochrane Furniture, which was acquired by the Company as of November 8, 1996. For further information, refer to the Registrant's Current Report on Form 8-K and Amendment No. 1 on Form 8-K/A reporting the acquisition of Cochrane Furniture.


Three and Nine Months Ended September 27, 1997 Compared to Three and Nine Months Ended September 28, 1996.
-------------------------------------------------------------------------


Sales

Consolidated sales for the three and nine months ended September 27, 1997 increased 29.5% and 35.3%, respectively, as compared to the prior year periods. The sales increase for both periods was mainly due to Cochrane Furniture, which was acquired November 8, 1996. Higher sales in each of the periods was partially offset by lower shipments of occasional furniture, primarily due to soft market conditions at retail. Shipments at Chromcraft, a manufacturer of casual dining and office furniture, were slightly ahead for the nine months ended September 27, 1997 as compared to the year earlier period.

Excluding Cochrane Furniture, the Company's sales order backlog at September 27, 1997 was at approximately the same level as a year ago.


Cost of Sales

Cost of sales as a percentage of sales was 74.6% and 75.0% for the three and nine month periods ended September 27, 1997, respectively, as compared to 72.6% and 72.5% for the corresponding periods of the prior year. The cost percentage increase for the third quarter and first nine months of 1997 was primarily attributable to the inclusion of Cochrane Furniture's operating results. To improve profitability at Cochrane Furniture, various initiatives have been implemented including the consolidation of manufacturing operations and the discontinuation of low margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 13.6% and 13.9% for the third quarter and nine months ended September 27, 1997, respectively, as compared to 13.2% and 13.7% for the third quarter and nine months ended September 28, 1996, respectively. Excluding Cochrane Furniture, the selling, general and administrative cost percentage was slightly higher for the quarter and nine months ended September 27, 1997 due, in part, to the spreading of certain fixed selling and administrative costs over a lower sales volume.


Interest Income (Expense), Net

The Company incurred interest expense during the third quarter of 1997 of $323,000 as compared to earning interest income of $25,000 during the third quarter of 1996. For the nine months ended September 27, 1997, interest expense was $988,000 as compared to interest income of $20,000 for the first nine months of 1996. Interest expense for the third quarter and first nine months of 1997 was attributable to the Cochrane Furniture indebtedness. The Company had no bank borrowings during the third quarter of 1996 and excess cash was invested in short-term investments.


Income Tax Expense

The Company's effective tax rate was 40.0% for each of the three and nine month periods ended September 27, 1997 and September 28, 1996.


Liquidity and Capital Resources

The operating activities of the Company provided $5,797,000 of cash during the nine months ended September 27, 1997, an increase of $1,726,000 from the amount provided in the prior year period. Cash generated from operations improved in 1997 due, in part, to increased earnings, higher depreciation expense and the utilization of a deferred income tax asset, principally related to a reduction in Cochrane Furniture's inventory reserves that were established at its acquisition date. Higher depreciation expense for the first nine months of 1997 was attributable to Cochrane Furniture. These improvements in operating cash flow during 1997 were partially offset by an increased investment in net working capital.

The investing activities, primarily capital expenditures, used $1,702,000 of cash during the first nine months of 1997 as compared to $2,184,000 during the year ago period. The Company expects capital expenditures to be approximately $2,500,000 for the year ending December 31, 1997 as compared to $3,060,000 spent last year.

Financing activities used $4,095,000 of cash during the first nine months of 1997 to reduce indebtedness under the Company's bank revolving credit facility and to acquire shares of the Company's common stock. In February 1997, the Company's board of directors approved the repurchase of up to 200,000 shares of the Company's common stock. During the first nine months of 1997, the Company retired 70,800 shares of common stock purchased for $1,895,000. For the year earlier period, cash used in financing activities was primarily used to repay bank indebtedness under the Company's revolving credit facility. At September 27, 1997, the Company had approximately $39,000,000 in availability under its bank revolving credit facility.


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


                                                  CHROMCRAFT REVINGTON, INC.
                                                  --------------------------
                                                  (Registrant)



Date:  November 10, 1997                          /s/ Frank T. Kane
                                                  --------------------------
                                                  Frank T. Kane
                                                  Vice President - Finance
                                                  (Duly Authorized Officer and
                                                  Chief Financial Officer)