Form 10-K
period 1997-12-31
CHROMCRAFT REVINGTON INC
filed 1998-03-25
CIK 884130

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the fiscal year ended December 31, 1997
                                   or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 10, 1998, the Registrant had outstanding 5,667,568 shares of common stock. The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $97.3 million as of that date.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the Registrant dated April 3, 1998 are incorporated by reference in Part III of this report.

                                     INDEX


                                                                  Page Number
PART I                                                            -----------

   Item 1. Business  . . . . . . . . . . . . . . . . . . . . . . . . .  2
   Item 2. Properties  . . . . . . . . . . . . . . . . . . . . . . . .  5
   Item 3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  5
   Item 4. Submission of Matters to a Vote of Security Holders . . . .  5
   Executive Officers of the Registrant  . . . . . . . . . . . . . . .  6

PART II

   Item 5.  Market for the Registrant's Common Stock and Related
            Stockholder Matters  . . . . . . . . . . . . . . . . . . .  6
   Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . .  7
   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . . . .  8
   Item 8.  Financial Statements and Supplementary Data  . . . . . . . 11
   Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure  . . . . . . . . . . . 11

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

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                                    PART I

Item 1. Business
----------------

General

Chromcraft Revington, Inc. ("Chromcraft Revington"), incorporated in 1992 under the laws of Delaware, is engaged in the design, manufacture and sale of residen-tial and commercial furniture through its wholly-owned subsidiaries, Chromcraft Corporation ("Chromcraft"), Peters-Revington Corporation ("Peters-Revington"), Silver Furniture Co., Inc. ("Silver Furniture") and Cochrane Furniture Company, Inc. ("Cochrane Furniture"). Chromcraft Revington is headquartered in Delphi, Indiana.

In 1992, Chromcraft Revington acquired all of the outstanding common stock of Chromcraft and Peters-Revington from Consolidated Furniture Corporation (formerly Mohasco Corporation) pursuant to merger agreements. Concurrently, Chromcraft Revington completed its initial public offering and restructured its long-term debt. Chromcraft Revington had no operations prior to 1992. Chromcraft, a manufacturer of casual dining and commercial furniture, is located in Senatobia, Mississippi. Peters-Revington, a manufacturer of occasional furniture, is located in Delphi, Indiana. Chromcraft and Peters-Revington were both founded in 1946.

On April 3, 1995, Chromcraft Revington acquired Silver Furniture, a manufac-turer and importer of occasional tables. Silver Furniture has manufacturing and warehousing operations in Knoxville, Tennessee. On November 8, 1996, Chromcraft Revington acquired Cochrane Furniture, a manufacturer of dining room, bedroom and upholstered furniture. Cochrane Furniture has manufacturing facilities in Lincolnton and Warrenton, North Carolina. Additional financial information on these acquisitions is included in Notes 2 and 3 to the consoli-dated financial statements on pages F-6 and F-7.

Chromcraft Revington and its subsidiaries (collectively the "Company") operate in one business segment, the manufacture and sale of furniture. No material amount of the Company's sales is dependent upon a single customer. Export sales represent approximately 1% of total sales.


Products and Distribution

Occasional Furniture
The Company designs, manufactures and sells medium-priced occasional furniture, including tables, bookcases, entertainment centers, library and modular wall units, curio cabinets and home office furniture in traditional, contemporary and country styles under the Peters-Revington brand name. These products are manufactured primarily from American hardwoods, such as oak, cherry and maple. Many Peters-Revington table collections include twelve or more pieces in matching styles. In addition, different products incorporate the same design and styling themes, thereby enabling consumers to coordinate several pieces of furniture for the same room. Peters-Revington products are sold in the United States and Canada through independent sales representatives primarily to independent furniture retailers and regional furniture stores.

The Company also designs, manufactures, imports and sells entry level-to-medium priced occasional tables under the Silver Furniture brand name. These products are generally designed with a contemporary appeal, utilizing special finishes and unique styling. Silver Furniture tables are constructed using a variety of materials, including wood, medium density fiber board, glass and metal. The Company sources its internally designed imported tables primarily from factories located in the Far East and Mexico. In 1997, Silver Furniture added entertain-ment storage centers to its product line. Silver Furniture products are sold primarily in the United States and Canada through company sales personnel to national and regional furniture retailers and through independent sales rep-resentatives to independent furniture retailers.

Casual Dining Furniture
The Company's casual dining furniture is sold under the Chromcraft brand name and is designed for use in dining rooms, family rooms, recreation rooms, kitchens and apartments without formal dining areas. The product line consists primarily of coordinated dining suites in a contemporary or traditional style that include tables with laminated, wood or glass table tops, stationary and tilt-swivel chairs, pedestal chairs and barstools. Chairs are upholstered in a variety of fabrics and vinyls, while tables are manufactured from metal, wood, glass, faux marble and other materials, and come in a variety of shapes. Chromcraft competes at the medium-to-higher price points in casual dining. Chromcraft's casual dining furniture is sold in the United States through company sales personnel and independent sales representatives to national, regional, independent and specialty dining retail furniture stores.

Bedroom Furniture
The Company manufactures and sells solid wood bedroom furniture primarily in oak, cherry or maple under the Cochrane Furniture brand name. Bedroom furniture includes beds, dressers, night stands and mirrors primarily in traditional styling. Cochrane Furniture competes primarily at the medium price points in bedroom furniture. Products are sold mainly in the United States through independent sales representatives to national, regional and independent furni-ture retail stores.

Dining Room Furniture
The Company manufactures and sells medium-priced solid wood dining room furni-ture primarily in oak, cherry and maple under the Cochrane Furniture brand name mainly in traditional or country styling. Dining room tables are offered in solid wood or a high pressure laminate table top with a solid wood edge. Cochrane offers a broad line of armed and side chairs, buffets, chinas and serving pieces. Products are sold primarily in the United States through inde-pendent sales representatives to national, regional and independent furniture retail stores.

Upholstered Furniture
The Company manufactures and sells upholstered sofas, chairs and ottomans under the Cochrane Furniture brand name. Styled in traditional or contemporary pat-terns in a wide selection of fabrics, Cochrane generally uses a heat tempered coil seat construction to evenly distribute body weight. Cochrane uses primarily hardwoods in the construction of its furniture frames. Seat cushions are made with high-density, high-resilience polyurethane foam, wrapped in polyester fiber for consistent comfort. Cochrane upholstered furniture competes at the mid-to-higher price points. Products are sold through independent sales representatives to national, regional and independent furniture retail stores.

Commercial Furniture
The Company's commercial furniture products, sold under the Chromcraft brand name, include stationary and tilt-swivel office chairs, conference and meeting room tables and lounge-area seating products for airports and other public waiting areas. Chairs are offered in both contemporary and transitional styles and are upholstered in various grades and colors of fabric or leather. They include executive models with high backs, management models, ergonomic computer task chairs and secretarial models with no arm rests. Products are sold through company sales personnel and independent sales representatives to office product dealers, wholesalers/distributors and various contract customers.

Manufacturing

The Company's manufacturing operations include cutting, shaping, sanding, lacquering, finishing and final assembly of wood furniture, metal fabricating, plating, powder-coat painting, chair foam production for its casual dining furniture and cutting and sewing of upholstery fabric. The Company also operates a rough mill and wood working plant which processes green lumber into parts for internal use in the Company's bedroom, dining room and upholstered furniture production.


Raw Materials

Major raw materials are wood, steel, fabrics, glass, medium-density fiber board, wood finishing materials, cartons, foam for cushions and paddings, and mechanisms. Suppliers are selected for their ability to deliver high quality products on a timely basis and at competitive prices. The Company believes that supplies of raw materials are available in sufficient quantities from an adequate number of suppliers. The Company did not experience any significant shortage of raw materials during 1997.


Inventory and Seasonal Requirements

The Company maintains a finished goods inventory for occasional, dining and bedroom furniture in order to respond quickly to customer delivery needs. Most casual dining, upholstered and commercial furniture is made to customer speci-fications and, therefore, not carried in stock. The Company does maintain a limited number of casual dining, upholstered and commercial furniture items for quick delivery programs. The Company's sales have historically not been subject to material seasonal fluctuations.


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


Backlog

The Company's backlog of sales orders was approximately $25.0 million at December 31, 1997, as compared to approximately $24.3 million at December 31, 1996. Order backlog at any particular time is not necessarily indicative of the level of future shipments.


Environment

The Company believes it is in compliance in all material respects with all federal, state and local environmental laws and regulations which impose limit-ations on the discharge of pollutants into the air and water, and establish standards for the treatment of hazardous wastes.

Employees

The Company and its subsidiaries employ a total of approximately 2,300 people. Production employees at the Company's Knoxville, Tennessee location are repre-sented by a labor union under a collective bargaining agreement. The Company considers its relations with its employees to be good.


Item 2. Properties
------------------

The following table summarizes the Company's facilities as of December 31, 1997.


                   Square                      Type of           Owned/
Location            Feet       Operations     Furniture          Leased
--------           ------      ----------     ---------          ------

Delphi, IN         490,000     Mfg./whse.     Occasional         Owned

Knoxville, TN      160,000     Mfg./whse.     Occasional         Owned

Knoxville, TN       56,000     Whse.          Occasional         Leased
                                                                 (expires 1998)

Lincolnton, NC     368,000     Mfg./whse.     Dining room/       Owned
                                              Bedroom

Lincolnton, NC     152,000     Mfg.           Upholstery         Owned

Lincolnton, NC     159,000     Mfg./whse.     Upholstery         Owned

Senatobia, MS      560,000     Mfg./whse.     Casual dining/     Leased
                                              Commercial         (expires 2061)

Warrenton, NC      166,000     Mfg.           Dining room/       Owned
                                              Bedroom

The Company also leases trucks, trailers and other transportation equipment and showroom facilities in High Point, North Carolina and Chicago, Illinois. Management believes the properties and equipment of its subsidiaries are well maintained, in good operating condition, and adequate to support present operations.


Item 3. Legal Proceedings
-------------------------

The Company is not a party to any lawsuits, other than ordinary routine litiga-tion incidental to its business.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Not applicable.

Executive Officers of Chromcraft Revington, Inc.
------------------------------------------------

Michael E. Thomas        56      President, Chief Executive Officer and Director
                                 since the Company's organization in 1992.

H. Martin Michael        56      Executive Vice President and Director since the
                                 Company's organization in 1992. President of Chromcraft since July, 1990.

Frank T. Kane            44      Vice President-Finance, Chief Financial Officer
                                 and Secretary since the Company's organization in 1992.



                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
--------------------------------------------------------------------------------

The following table sets forth the high and low sales prices of the Company's common stock, as reported on the New York Stock Exchange.

                                          1997                    1996
                                  --------------------    --------------------
                                    High        Low         High        Low
                                  --------    --------    --------    --------

First quarter                      31 1/2      27 5/8      26 7/8      22 1/2
Second quarter                     29 5/8      26 1/4      25 3/8      23
Third quarter                      30 7/16     26 1/16     25 1/2      22
Fourth quarter                     32 5/8      30 1/4      28 3/8      24 1/2


There were approximately 66 security holders of record of the Company's common stock as of March 10, 1998.

The Company intends to retain cash for internal and external growth and develop-ment of its business and currently does not anticipate paying cash dividends.
At December 31, 1997, unrestricted retained earnings available for dividends were $31,617,000.


Item 6. Selected Financial Data
-------------------------------

(Dollars in thousands, except per share data)
                                                               Year Ended December 31,
                                         -----------------------------------------------------------------
                                            1997          1996          1995          1994          1993
                                         ---------     ---------     ---------     ---------     ---------
Operating Results
Sales                                    $ 225,629     $ 175,899     $ 152,609     $ 134,112     $ 126,329
Cost of sales                              169,802       128,217       111,787        96,567        92,173
                                         ---------     ---------     ---------     ---------     ---------
Gross margin                                55,827        47,682        40,822        37,545        34,156
Selling, general and
   administrative expenses                  30,200        24,235        20,478        18,316        17,706
                                         ---------     ---------     ---------     ---------     ---------
Operating income                            25,627        23,447        20,344        19,229        16,450
Interest expense, net                        1,265           221           236           252           958
                                         ---------     ---------     ---------     ---------     ---------
Earnings before income tax expense          24,362        23,226        20,108        18,977        15,492
Income tax expense                           9,720         9,290         8,134         7,786         6,622
                                         ---------     ---------     ---------     ---------     ---------
Net earnings                             $  14,642     $  13,936     $  11,974     $  11,191     $   8,870
                                         =========     =========     =========     =========     =========
Earnings per share of common stock
   Basic                                 $    2.56     $    2.43     $    2.09     $    1.96     $    1.55
                                         =========     =========     =========     =========     =========
   Diluted                               $    2.49     $    2.37     $    2.05     $    1.92     $    1.52
                                         =========     =========     =========     =========     =========

Shares used in computing earnings per share
   Basic                                     5,709         5,737         5,726         5,714         5,705
   Diluted                                   5,877         5,870         5,849         5,828         5,820


Financial Position (December 31,)
Working capital                          $  43,931     $  40,343     $  21,920     $  17,466     $  11,914
Total assets                               126,144       129,942        85,825        69,257        65,258
Total debt                                   9,000        20,200         1,500           -           6,554
Stockholders' equity                        90,906        77,925        63,782        51,622        40,351

Other Data
Operating income (% of sales)                11.4%         13.3%         13.3%         14.3%         13.0%
Depreciation and amortization            $   4,383     $   3,729     $   3,853     $   4,415     $   4,767
Capital expenditures                     $   2,712     $   3,060     $   5,514     $   3,393     $   3,049


The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128 "Earnings per Share." For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page F-5.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------

General

Chromcraft Revington designs, manufactures and sells residential and commercial furniture through its wholly-owned subsidiaries Chromcraft, Peters-Revington, Silver Furniture and Cochrane Furniture. The Company's operating results include the operations of Cochrane Furniture, acquired November 8, 1996, and Silver Furniture, acquired April 3, 1995, from the dates of their acquisition (see Notes 2 and 3 to the consolidated financial statements on pages F-6 and F-7).

The following table sets forth the Company's results of operations for the years ended December 31, 1997, 1996 and 1995 expressed as a percentage of the Company's sales.

                                               Year Ended December 31,
                                       --------------------------------------
                                         1997           1996           1995
                                       --------       --------       --------

Sales                                   100.0 %        100.0 %        100.0 %
Cost of sales                            75.3           72.9           73.3
                                       --------       --------       --------
Gross margin                             24.7           27.1           26.7
Selling, general and
   administrative expenses               13.3           13.8           13.4
                                       --------       --------       --------
Operating income                         11.4           13.3           13.3
Interest expense, net                      .6             .1             .1
                                       --------       --------       --------
Earnings before income tax expense       10.8           13.2           13.2
Income tax expense                        4.3            5.3            5.4
                                       --------       --------       --------
Net earnings                              6.5 %          7.9 %          7.8 %
                                       ========       ========       ========

1997 compared to 1996

Consolidated sales in 1997 increased 28.3% to $225,629,000 from $175,899,000 in 1996. The sales increase was mainly due to the Cochrane Furniture acquisition. On a comparable basis, excluding the Cochrane Furniture operations, consolidated sales for 1997 were slightly lower than the prior year period as a result of a decrease in occasional furniture shipments. Shipments of casual dining and commercial furniture were slightly higher in 1997 as compared to the year ago period. The Company increased selling prices during 1997 to offset slightly higher costs to the extent possible in a competitive market.

Gross margin increased $8,145,000 to $55,827,000, or 24.7% of sales, in 1997, from $47,682,000, or 27.1%, in 1996. The gross margin percentage decrease was primarily attributable to the inclusion of Cochrane Furniture's operating results. Raw material prices were slightly higher as compared to the prior year period.

Selling, general and administrative expenses as a percentage of sales, for 1997, were 13.3% as compared to 13.8% for the year earlier period. Excluding Cochrane Furniture, the cost percentage decrease was due, in part, to lower incentive compensation and a decrease in the provision for doubtful accounts.

Interest expense in 1997 was $1,265,000 as compared to $221,000 in 1996. The increase in interest expense for 1997 was attributable to the Cochrane Furniture indebtedness. Average interest rates on bank borrowings were slightly higher in 1997 as compared to 1996.

The effective tax rate in 1997 was 39.9% as compared to 40.0% in 1996.

Net earnings increased to $14,642,000 in 1997, or 6.5% of sales, as compared to $13,936,000 in 1996, or 7.9% of sales. The decrease in the profitability margin was primarily attributable to the inclusion of Cochrane Furniture's operating results. To improve profitability at Cochrane Furniture, various initiatives have been implemented including cost reduction, consolidation of manufacturing operations and the discontinuation of non-profitable and low margin products.

Diluted earnings per share were $2.49 in 1997 and $2.37 in 1996. Average common shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of 168,000 in 1997 and 133,000 in 1996.

1996 compared to 1995

Consolidated sales for 1996 were $175,899,000, up 15.3% from 1995. Acquisitions accounted for approximately three-fourths of the current year's sales growth. Internal growth was primarily due to an increase in volume and modest price increases. The sales increase in 1996 was led by higher sales of casual dining and commercial office furniture. Occasional furniture sales were slightly ahead of the prior year period. Recent product introductions of wrought iron casual dining sets and curio cabinets contributed to higher sales in 1996.

Gross margin increased $6,860,000 to $47,682,000, or 27.1% of sales, in 1996, from $40,822,000, or 26.7% of sales, in 1995. The 1996 percentage improvement was primarily due to a more favorable product sales mix and improved operating efficiencies at the Company's Chromcraft and Silver Furniture subsidiaries.
The 1996 gross margin percentage increase was partially offset by the inclusion of Cochrane Furniture's operating results. Raw material prices remained fairly stable during the year.

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

Interest expense was $221,000 as compared to $236,000 in 1995. In 1996, interest expense was primarily due to borrowings attributable to the Cochrane Furniture acquisition, partially offset by interest income on short-term invest-ments. During 1996, the Company invested excess cash flow from operations in short-term investments. Interest rates on bank borrowings were lower in 1996 as compared to 1995.

The effective tax rate in 1996 was 40.0% compared to 40.5% in 1995. The lower effective tax rate in 1996 was due to a decrease in state income taxes.

Net earnings increased to $13,936,000, or $2.37 per share on a diluted basis, as compared to $11,974,000, or $2.05 per share on a diluted basis, in 1995. Average common shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of 133,000 shares in 1996 and 123,000 in 1995.

Liquidity and Capital Resources

The operating activities of the Company provided $15,466,000 of cash for the year ended December 31, 1997, an increase of $5,938,000 from the amount provided in 1996. Cash generated from operations improved in 1997 due to a lower invest-ment in working capital, increased earnings, higher depreciation expense and the realization of deferred income tax assets. Higher inventories at 1997 year end were primarily due to a planned increase in finished goods to provide better service to customers. The investment in working capital in 1996 was higher primarily due to a reduction in trade accounts payable at Cochrane Furniture, from its acquisition date, to eliminate past due balances and to obtain discounts on the early payment of invoices.

The investing activities used $2,605,000 and $6,286,000 of cash during the years ended December 31, 1997 and 1996, respectively. Capital expenditures, primarily for equipment purchases, were $2,712,000 and $3,060,000 for 1997 and 1996, respectively. Capital expenditures in 1998 are expected to be approximately $4,500,000. In November 1996, the Company purchased Cochrane Furniture, a manu-facturer of dining room, upholstery and bedroom furniture. The purchase price consisted of a cash payment to Cochrane Furniture stockholders and related acquisition expenses of $3,483,000 and the assumption of Cochrane Furniture's liabilities.

Financing activities used $12,861,000 of cash during 1997, primarily to reduce bank indebtedness and to acquire shares of the Company's common stock. In February 1997, the Company's board of directors approved the repurchase of up to 200,000 shares of the Company's common stock. During 1997, the Company retired 70,800 shares of common stock purchased for $1,895,000.

Cash used by financing activities during 1996 totalled $3,242,000, primarily for the reduction of bank indebtedness. In 1996, substantially all of the Cochrane Furniture bank and other indebtedness, assumed at the acquisition date, was refinanced with borrowings under the Company's revolving credit facility. The refinancing was required under the Company's revolving credit agreement, which restricts indebtedness outside of the facility. Financing costs were more favorable under the facility as compared to the Cochrane Furniture indebtedness.

The Company has a revolving credit facility with a commitment level of $60,000,000 that matures on December 20, 2000. The interest rate under the facility is determined at the time of each borrowing and is based on one of a variety of floating rate indices or a bank prime lending rate. Total borrowings under the facility were $9,000,000 at December 31, 1997. Unused capacity under the revolving credit facility, after reduction for outstanding letters of credit, equalled $49,119,000 at the end of 1997.

Management expects that cash flow from operations and availability under its revolving credit facility will continue to be sufficient to meet future business needs. The Company plans to grow its businesses internally and through acquisitions. Accordingly, the Company plans to retain cash in the business and currently does not anticipate paying cash dividends on its common stock.
In 1998, absent an acquisition, the Company expects to generate excess cash flow from operations, which will be used to reduce bank indebtedness, repurchase Company common stock, or for general corporate purposes.

Year 2000 Issue

The Company has been modifying its computer information systems to ensure the proper processing of transactions relating to the year 2000 and beyond. The Company expects its year 2000 date conversion project to be completed on a timely basis. The conversion costs are not expected to be material to the financial statements. However, there can be no assurances that systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

Forward-Looking Statements

Certain matters included in this discussion are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be generally identified as such because the context of the statements includes the words such as "anticipates," "plans" and "expects" or words of similar import. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reported or expected as of the date of this report. Among the risks and uncertainties that could cause actual results to differ materially from those reported or anticipated are (i) general economic conditions, (ii) cyclical nature of the furniture industry, and (iii) competi-tion in the furniture industry.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

The financial statements and schedule are listed in Part IV, Items 14(a) (1) and (2).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

None.


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The sections entitled "Election of Directors" on pages 2 and 3 and "Common Stock Beneficially Owned by Directors and Executive Officers" on pages 6 and 7 of the Company's Proxy Statement dated April 3, 1998 are incorporated herein by refer-ence, and have been omitted pursuant to Instruction G of Form 10-K since the Company intends to file with the Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 1997 fiscal year.


Item 11.  Executive Compensation
--------------------------------

The sections entitled "Executive Compensation" on pages 7 through 10, "Compen-sation Committee Report on Executive Compensation" on pages 10 through 12 and "Stock Performance Graph" on page 12 of the Company's Proxy Statement dated April 3, 1998 are incorporated herein by reference, and have been omitted pursuant to Instruction G of Form 10-K since the Company intends to file with the Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 1997 fiscal year.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The sections entitled "Common Stock Beneficially Owned by Directors and Executive Officers" on pages 6 and 7 and "Voting Securities and Principal Stockholders" on pages 1 and 2 of the Company's Proxy Statement dated April 3, 1998 are incorporated herein by reference, and have been omitted pursuant to Instruction G of Form 10-K since the Company intends to file with the Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 1997 fiscal year.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

None.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)  1. and 2.  List of Financial Statements and Financial Statement Schedule:


The following Consolidated Financial Statements of the Company are included in this report on Form 10-K:


                                                                Page Reference
                                                                --------------

   Consolidated Statements of Earnings for the years ended
     December 31, 1997, 1996, and 1995                                F-1

   Consolidated Balance Sheets at December 31, 1997 and 1996          F-2

   Consolidated Statements of Stockholders' Equity for the years
     ended December 31, 1997, 1996, and 1995                          F-3

   Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996, and 1995                                F-4

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

     (10.12) Contract dated April 3, 1961 between City of Senatobia, Tate County, Mississippi, the Board of Supervisors of Tate County, Mississippi, and Chromcraft Corporation, filed as Exhibit No.
              10.12 to Form S-1, Pre-Effective Amendment No. 1, registration number 33-45902, as filed with the Securities and Exchange Commission on March 17, 1992, is incorporated herein by reference.

     (10.13) Lease dated September 9, 1966 between the Board of Supervisors of Tate County, Mississippi as Landlord and Chromcraft Corporation as Tenant, filed as Exhibit No. 10.13 to Form S-1, Pre-Effective Amendment No. 1, registration number 33-45902, as filed with the Securities and Exchange Commission on March 17, 1992, is incorpor-ated herein by reference.

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

Executive Compensation Plans and Arrangements

     (10.4) Chromcraft Revington, Inc. 1992 Stock Option Plan, as amended, filed as Exhibit No. 10.4 to Form 10-K for the year ended Decem-ber 31, 1992, is incorporated herein by reference.

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

     (10.75) Supplemental Executive Retirement Plan Trust Agreement, dated April 16, 1993 between the Registrant and Bank One, Indianapolis, National Association, filed as Exhibit No. 10.75 to Form 10-Q for the quarter ended July 3, 1993, is incorporated herein by reference.

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


     (21.1)   Subsidiaries of the Registrant.

     (23.1)   Consent of Independent Auditors.

     (24.1)   Powers of Attorney.

     (27.0)   Financial Data Schedule.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed with the Commission during the fourth quarter of 1997.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Chromcraft Revington, Inc.
                                                   --------------------------
                                                   (Registrant)


Date:  March 24, 1998                          By: /s/ Michael E. Thomas
                                                   --------------------------
                                                   Michael E. Thomas, President
                                                   and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Chromcraft Revington, Inc. and in the capacities and on the date indicated.


Signatures                  Title                              Date
----------                  -----                              ----

/s/ Michael E. Thomas       Director, President                March 24, 1998
---------------------       and Chief Executive Officer        --------------
Michael E. Thomas


*H. Martin Michael          Director and Executive Vice
---------------------       President
H. Martin Michael


/s/ Frank T. Kane           Vice President - Finance           March 24, 1998
---------------------       (principal accounting and          --------------
Frank T. Kane               financial officer)


*Bruce C. Bruckmann         Director
---------------------
Bruce C. Bruckmann

*David L. Kolb              Director
---------------------
David L. Kolb

*Larry P. Kunz              Director
---------------------
Larry P. Kunz

*M. Saleem Muqaddam         Director
---------------------
M. Saleem Muqaddam

*Warren G. Wintrub          Director
---------------------
Warren G. Wintrub


By: /s/ Michael E. Thomas                                      March 24, 1998
-------------------------                                      --------------
Michael E. Thomas, Attorney-in-fact*

                                          Consolidated Statements of Earnings

                                               Chromcraft Revington, Inc.
                                         (In thousands, except per share data)


                                                                        Year Ended December 31,
                                                               -----------------------------------------
                                                                  1997            1996            1995
                                                               ---------       ---------       ---------
Sales                                                          $ 225,629       $ 175,899       $ 152,609
Cost of sales                                                    169,802         128,217         111,787
                                                               ---------       ---------       ---------
Gross margin                                                      55,827          47,682          40,822

Selling, general and administrative expenses                      30,200          24,235          20,478
                                                               ---------       ---------       ---------
Operating income                                                  25,627          23,447          20,344
Interest expense, net                                              1,265             221             236
                                                               ---------       ---------       ---------
Earnings before income tax expense                                24,362          23,226          20,108
Income tax expense                                                 9,720           9,290           8,134
                                                               ---------       ---------       ---------
Net earnings                                                   $  14,642       $  13,936       $  11,974
                                                               =========       =========       =========

Earnings per share of common stock
   Basic                                                       $    2.56       $    2.43       $    2.09
                                                               =========       =========       =========
   Diluted                                                     $    2.49       $    2.37       $    2.05
                                                               =========       =========       =========

Shares used in computing earnings per share
   Basic                                                           5,709           5,737           5,726
   Diluted                                                         5,877           5,870           5,849


See accompanying notes to the consolidated financial statements

                                              Consolidated Balance Sheets

                                               Chromcraft Revington, Inc.
                                           (In thousands, except share data)

                                                                       December 31,
                                                               -------------------------
                                                                  1997            1996
                                                               ---------       ---------
Assets
Cash and cash equivalents                                      $     -         $     -
Accounts receivable, less allowances of $1,462 and $1,781         26,905          29,784
Inventories                                                       35,172          32,396
Deferred income taxes                                              1,942           3,935
Other assets                                                       1,032             753
                                                               ---------       ---------
   Current assets                                                 65,051          66,868

Property, plant and equipment, at cost,
   less accumulated depreciation                                  37,445          39,498
Goodwill and tradenames, less accumulated amortization
   of $6,137 and $5,363                                           22,128          21,902
Other assets                                                       1,520           1,674
                                                               ---------       ---------
   Total assets                                                $ 126,144       $ 129,942
                                                               =========       =========

Liabilities and Stockholders' Equity
Accounts payable                                               $   8,450       $   9,900
Accrued liabilities                                               12,670          16,625
                                                               ---------       ---------
   Current liabilities                                            21,120          26,525

Revolving credit facility                                          9,000          20,200
Deferred income taxes                                              2,014           2,203
Other liabilities                                                  3,104           3,089
                                                               ---------       ---------
   Total liabilities                                              35,238          52,017
                                                               ---------       ---------
Stockholders' equity
   Preferred stock, $1.00 par value, authorized 100,000
      shares, none issued or outstanding                             -               -
   Common stock, $.01 par value, authorized 20,000,000 shares,
      issued and outstanding 5,684,268 and 5,742,273 shares           57              57
   Capital in excess of par value                                 19,331          20,992
   Retained earnings                                              71,518          56,876
                                                               ---------       ---------
      Total stockholders' equity                                  90,906          77,925
                                                               ---------       ---------
   Total liabilities and stockholders' equity                  $ 126,144       $ 129,942
                                                               =========       =========

See accompanying notes to the consolidated financial statements

                                    Consolidated Statements of Stockholders' Equity

                                               Chromcraft Revington, Inc.
                                                 (Dollars in thousands)


                                                  Common Stock          Capital in                      Total
                                             ---------------------      Excess of      Retained     Stockholders'
                                              Shares        Amount      Par Value      Earnings        Equity
                                             ---------      ------      ---------      --------     ------------
Balance at January 1, 1995                   5,718,040       $ 57       $ 20,599       $ 30,966       $ 51,622

Exercise of stock options                       11,233         -             186            -              186
Net earnings                                                                             11,974         11,974
                                             ---------      ------      --------       --------       --------
Balance at December 31, 1995                 5,729,273         57         20,785         42,940         63,782

Exercise of stock options                       13,000         -             207            -              207
Net earnings                                                                             13,936         13,936
                                             ---------      ------      --------       --------       --------
Balance at December 31, 1996                 5,742,273         57         20,992         56,876         77,925

Repurchase and cancellation of stock           (70,800)        -          (1,895)                       (1,895)
Exercise of stock options                       12,795         -             234            -              234
Net earnings                                                                             14,642         14,642
                                             ---------      ------      --------       --------       --------
Balance at December 31, 1997                 5,684,268       $ 57       $ 19,331       $ 71,518       $ 90,906
                                             =========      ======      ========       ========       ========

See accompanying notes to the consolidated financial statements

                                         Consolidated Statements of Cash Flows

                                               Chromcraft Revington, Inc.
                                                     (In thousands)

                                                                        Year Ended December 31,
                                                                --------------------------------------
                                                                  1997           1996           1995
                                                                --------       --------       --------
Operating Activities
   Net earnings                                                 $ 14,642       $ 13,936       $ 11,974
     Adjustments to reconcile net earnings to net cash
        provided by operating activities
          Depreciation and amortization                            4,383          3,729          3,853
          Deferred income taxes                                    1,782             (8)          (452)
          Changes in assets and liabilities, net of effect of
             acquired companies
             Accounts receivable                                   2,879           (960)        (1,834)
             Inventories                                          (2,776)        (1,837)           (75)
             Accounts payable                                     (1,450)        (5,886)         2,180
             Accrued liabilities                                  (3,955)           736         (1,499)
             Other                                                   (39)          (182)           143
                                                                --------       --------       --------
   Cash provided by operating activities                          15,466          9,528         14,290
                                                                --------       --------       --------

Investing Activities
   Capital expenditures                                           (2,712)        (3,060)        (5,514)
   Disposal of property, plant and equipment                         107            257            -
   Investment in acquired companies                                  -           (3,483)        (9,350)
   Funds held in escrow                                              -              -           (2,000)
                                                                --------       --------       --------
   Cash used in investing activities                              (2,605)        (6,286)       (16,864)
                                                                --------       --------       --------

Financing Activities
   Net borrowing (repayment) under revolving credit facilities   (11,200)        18,700          1,500
   Refinance indebtedness of acquired companies                      -          (22,149)        (1,190)
   Repurchase and cancellation of stock                           (1,895)           -              -
   Proceeds from exercise of stock options                           234            207            186
                                                                --------       --------       --------
   Cash provided (used) in financing activities                  (12,861)        (3,242)           496
                                                                --------       --------       --------

Decrease in cash and cash equivalents                                -              -           (2,078)

Cash and cash equivalents at beginning of year                       -              -            2,078
                                                                --------       --------       --------

Cash and cash equivalents at end of year                        $    -         $    -         $    -
                                                                ========       ========       ========

See accompanying notes to the consolidated financial statements

                  Notes to Consolidated Financial Statements

                          Chromcraft Revington, Inc.


Note 1.  Summary of Significant Accounting Policies

Business
Chromcraft Revington, Inc. manufactures and sells occasional furniture, casual dining furniture, bedroom furniture, dining room furniture, upholstered furni-ture and commercial furniture. Products are sold primarily through furniture dealers throughout the United States and Canada.

Consolidation
The consolidated financial statements include the accounts of Chromcraft Revington, Inc. and its wholly-owned subsidiaries (together, the "Company"). All significant intercompany accounts and transactions have been eliminated.

Use of Estimates
The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

Inventories
All inventories (materials, labor and overhead) are valued at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) basis represent approximately 67% and 70% of total inventories at December 31, 1997 and 1996, respectively. Remaining inventories are valued using the first-in, first-out (FIFO) basis.

Property, Plant and Equipment
Property, plant and equipment is stated on the basis of cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for tax purposes.

Revenue Recognition
Revenue from sales is recognized when the goods are shipped to the customer.

Intangibles
Intangible assets are stated on the basis of cost. The excess of purchase price over the fair value of net assets acquired (goodwill) and tradenames are being amortized on a straight-line basis principally over 40 years. The Company reviews the carrying value of goodwill whenever changes in circumstances indi-cate that the carrying amount may not be recoverable. When factors indicate that the recoverability of goodwill should be evaluated, the Company uses an estimate of the acquired business' undiscounted cash flows in determining whether an impairment loss is required.

Deferred Income Taxes
Deferred income taxes are recognized for the future tax consequences attribu-table to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Earnings Per Share of Common Stock
In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

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

The operations of Cochrane Furniture are included in the Consolidated Statements of Earnings from the date of acquisition. The transaction was accounted for as a purchase and the purchase price has been allocated to assets acquired and lia-bilities assumed based on their fair market values at the date of acquisition.

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

                                                         (In thousands,
                                                     except per share data)
                                                    -------------------------
                                                       1996            1995
                                                    ---------       ---------
Sales                                               $ 245,658       $ 238,307
Net earnings                                           11,409           8,034
Earnings per share of common stock
   Basic                                                 1.99            1.40
   Diluted                                               1.94            1.37

The pro forma information is presented for comparative purposes only and is not necessarily indicative of the operating results that would have occurred had the Cochrane Furniture acquisition been consummated as of the above dates, nor is it necessarily indicative of future operating results.

Note 3.  Acquisition of Silver Furniture Co., Inc.

On April 3, 1995, the Company acquired Silver Furniture Co., Inc. ("Silver Furniture"), a manufacturer and importer of occasional furniture tables, for $11,350,000 in cash (including acquisition expenses). The operations of Silver Furniture are included in the Consolidated Statements of Earnings from the date of acquisition. The transaction was accounted for as a purchase and the excess cost over fair value of the net assets acquired is being amortized on a straight-line basis over a 20-year period. The unaudited pro forma results of operations for the year ended December 31, 1995, assuming the purchase of Silver Furniture had been consummated as of the beginning of the period, are sales of $159,774,000, net earnings of $12,114,000, and basic and diluted earnings per share of $2.12 and $2.07, respectively.

The pro forma information is presented for comparative purposes only and is not necessarily indicative of the operating results that would have occurred had the Silver Furniture acquisition been consummated as of the above date, nor is it necessarily indicative of future operating results.


Note 4.  Inventories

Inventories at December 31, 1997 and 1996 consisted of the following:

                                                           (In thousands)
                                                      -----------------------
                                                        1997           1996
                                                      --------       --------
Raw materials                                         $ 11,033       $ 10,622
Work-in-process                                          5,810          5,797
Finished goods                                          19,880         17,311
                                                      --------       --------
Inventories at FIFO cost                                36,723         33,730
LIFO reserve                                            (1,551)        (1,334)
                                                      --------       --------
                                                      $ 35,172       $ 32,396
                                                      ========       ========


Note 5.  Property, Plant and Equipment

Property, plant and equipment at December 31, 1997 and 1996 consisted of the following:
                                                          (In thousands)
                                                      -----------------------
                                                        1997           1996
                                                      --------       --------
Land                                                  $  2,013       $  1,886
Buildings and improvements                              29,755         30,588
Machinery and equipment                                 37,415         35,404
Leasehold improvements                                     465            436
Construction in progress                                   205            171
                                                      --------       --------
                                                        69,853         68,485
Less accumulated depreciation and amortization         (32,408)       (28,987)
                                                      --------       --------
                                                      $ 37,445       $ 39,498
                                                      ========       ========

Note 6.  Accrued Liabilities

Accrued liabilities at December 31, 1997 and 1996 consisted of the following:

                                                           (In thousands)
                                                      -----------------------
                                                        1997           1996
                                                      --------       --------
Employee benefit plans                                $  3,999       $  5,890
Salaries, wages and commissions                          1,497          1,628
Vacation and holiday pay                                 1,234          1,503
Workers' compensation plans                              1,268          1,127
Advertising and promotion                                  978          1,383
Other accrued liabilities                                3,694          5,094
                                                      --------       --------
                                                      $ 12,670       $ 16,625
                                                      ========       ========


Note 7.  Income Taxes

Components of the provision for income taxes for the years ended
December 31, 1997, 1996 and 1995 were as follows:

                                                    (In thousands)
                                          -----------------------------------
                                            1997          1996          1995
                                          -------       -------       -------
Current:
   Federal                                $ 6,683       $ 7,902       $ 7,432
   State                                    1,255         1,396         1,154
                                          -------       -------       -------
                                            7,938         9,298         8,586
                                          -------       -------       -------
Deferred:
   Federal                                  1,517            (4)         (385)
   State                                      265            (4)          (67)
                                          -------       -------       -------
                                            1,782            (8)         (452)
                                          -------       -------       -------

Total provision for income taxes          $ 9,720       $ 9,290       $ 8,134
                                          =======       =======       =======


A reconciliation of the provision for income taxes included in the Consolidated Statements of Earnings and the amount computed by applying the U.S. Federal income tax rate for the years ended December 31, 1997, 1996 and 1995 is summarized below:
                                                    (In thousands)
                                          -----------------------------------
                                            1997          1996          1995
                                          -------       -------       -------
Tax expense, at U.S. statutory rate       $ 8,527       $ 8,129       $ 7,038
State taxes, net of federal benefit           967           915           874
Non-deductible amortization of goodwill       222           222           222
Other, net                                      4            24           -
                                          -------       -------       -------
Total provision for income taxes          $ 9,720       $ 9,290       $ 8,134
                                          =======       =======       =======

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (liabilities) at December 31, 1997 and 1996 are summarized below:
                                                            (In thousands)
                                                        ---------------------
                                                          1997          1996
                                                        -------       -------
Deferred tax assets attributable to:
   Accounts receivable                                  $   565       $   688
   Assets held for sale                                     722           104
   Accrued vacation and holiday pay                         514           616
   Deferred compensation                                    565           345
   Net operating loss carryforwards                       1,044           901
   Other                                                  2,445         3,081
                                                        -------       -------
   Total gross deferred tax assets                        5,855         5,735
                                                        -------       -------

Deferred tax liabilities attributable to:
   Inventories                                             (827)         (173)
   Property, plant and equipment                         (4,075)       (2,781)
   Other                                                 (1,025)       (1,049)
                                                        -------       -------
   Total gross deferred tax liabilities                  (5,927)       (4,003)
                                                        -------       -------
   Net deferred tax assets (liabilities)                $   (72)      $ 1,732
                                                        =======       =======

In connection with the acquisition of Cochrane Furniture Company, Inc., the Company acquired certain net operating loss carryforwards with expiration dates through 2010.

Chromcraft Corporation and Peters-Revington Corporation have received notifica-tion from the parent of a former consolidated tax group of which they were previously members that, following an audit by the Internal Revenue Service ("IRS") of income tax returns of the former consolidated tax group, the IRS has issued a revenue agent's report asserting that certain interest expense deduc-tions should be recharacterized as non-deductible dividend distributions. A protest has been filed with the IRS by the former parent on behalf of the members of the former consolidated tax group. Settlement of this matter has been agreed upon by the IRS and the parent of the former consolidated tax group subject to approval by the Joint Committee of Congress on Taxation. Chromcraft Corporation and Peters-Revington Corporation have a contractual right of indem-nification against the former parent for any liability for federal and state income taxes assessed against them for the periods covered in the revenue agent's report.


Note 8.  Revolving Credit Facility

The Company has an unsecured revolving loan facility ("Facility") with a group of banks that allows the Company to borrow up to $60,000,000 for working capital requirements, capital expenditures and acquisitions. At December 31, 1997, the Company had $49,119,000 in availability under the Facility. The interest rate under the Facility is determined at the time of borrowing, at the Company's option, at either the bank prime rate or a rate based on the certificate of deposit rate, the Fed Funds rate, or the London Interbank Offered Rate (LIBOR). The weighted-average interest rate on borrowings outstanding as of December 31, 1997 and 1996 was 6.62% and 5.95%, respectively. A commitment fee, of up to
 .20% per annum, is payable on the unused portion of the credit line. The Company had outstanding letters of credit under the Facility of $1,881,000 and $6,118,000 at December 31, 1997 and 1996, respectively. The Facility expires December 20, 2000.

The Facility requires compliance with certain financial loan covenants related to net worth, interest and fixed charge coverages and debt leverage. At December 31, 1997, unrestricted retained earnings available for dividends were $31,617,000.

Note 9.  Earnings Per Share of Common Stock

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 168,000, 133,000 and 123,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

Stock options to purchase 38,160 shares of common stock at $26.19 per share and 79,312 shares at $23.25 per share were outstanding during 1996 and 1995, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for those years and, therefore, the effect would be antidulutive.


Note 10.  Stock Options

The Company's 1992 Stock Option Plan (the "Plan") provides for the granting of either incentive stock options ("ISO's") or stock options which do not qualify as incentive stock options ("non-ISO's"). The total number of shares of common stock which may be issued under stock options granted pursuant to the Plan is 550,000 shares. ISO's granted under the Plan vest over no greater than a 10-year period, and are granted at exercise prices no less than the fair market value of the Company's common shares as of the date of grant. Non-ISO's vest and are at exercise prices determined by the compensation committee of the Board of Directors. At December 31, 1997 and 1996, there were 585 and 21,431 shares, respectively, available for future grants.

The estimated per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $12.73, $11.28 and $11.39, respectively, on the date of grant. The fair value of stock options on the date of grant was estimated using the Black-Scholes model with the following weighted-average assumptions:
                                          1997           1996           1995
                                         ------         ------         ------
Expected life (years)                       7              7              7
Interest rate                               6.3%           6.2%           6.3%
Volatility                                 28.0%          30.0%          32.2%


The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value:

                                          (In thousands, except per share data)
                       ------------------------------------------------------------------------------
                                1997                        1996                        1995
                       ----------------------      ----------------------      ----------------------
                          As            Pro           As            Pro           As            Pro
                       Reported        Forma       Reported        Forma       Reported        Forma
                       --------      --------      --------      --------      --------      --------
Net earnings           $ 14,642      $ 14,345      $ 13,936      $ 13,670      $ 11,974      $ 11,913
Earnings per share
   of common stock
     Basic                 2.56          2.51          2.43          2.38          2.09          2.08
     Diluted               2.49          2.45          2.37          2.33          2.05          2.04


A summary of the Company's stock option activity, and related information for the three years ended December 31, 1997 follows:
                                                                 Weighted-
                                                                  Average
                                                   Number        Exercise
                                                 of Shares        Price
                                                 ---------      ----------
1995
   Outstanding at beginning of year               410,884        $  14.86
   Granted                                         68,160        $  24.01
   Exercised                                      (11,233)       $  13.08
   Cancelled                                      (10,591)       $  16.36
   Outstanding at end of year                     457,220        $  16.24
   Exercisable                                    230,077        $  14.71

1996
   Granted                                         27,500        $  24.48
   Exercised                                      (13,000)       $  11.00
   Outstanding at end of year                     471,720        $  16.86
   Exercisable                                    323,098        $  15.73

1997
   Granted                                         21,431        $  28.32
   Exercised                                      (12,795)       $  16.91
   Cancelled                                         (585)       $  26.19
   Outstanding at end of year                     479,771        $  17.36
   Exercisable                                    401,885        $  15.89


Significant option groups outstanding at December 31, 1997 and related weighted-average price and remaining life information follows:

   Grant             Options          Options          Exercise      Remaining
   Date            Outstanding      Exercisable         Price       Life (Years)
  -------          -----------      -----------        --------     ------------

  4-15-92            223,420          223,420          $ 11.00          4.3
  2-19-93             63,600           63,600          $ 19.00          5.1
  1-11-94             73,000           73,000          $ 23.25          6.0
  All other          119,751           41,865          $ 24.47          8.0


Note 11.  Employee Benefit Plans

The Company sponsors a number of tax-qualified defined contribution retirement and savings plans. Employees may be eligible to participate in one or more of these plans. Company contributions to these plans are based on either a percentage of an employee's compensation or a matching portion of the employee's contributions. The cost of these plans was $1,113,000 in 1997, $1,034,000 in 1996 and $1,110,000 in 1995.

The Company also provides supplemental retirement benefits and "make up" benefits to key executives of the Company whose benefits are reduced by Internal Revenue Service Code restrictions. Contributions and expenses under these arrangements were $305,000 in 1997, $221,000 in 1996 and $225,000 in 1995.

Note 12.  Registration Rights Agreement

The Company has entered into a Registration Rights Agreement dated April 23, 1992 (the "Agreement") between the Company and 399 Venture Partners, Inc., which owned 2,847,709 shares or 50.1% of the Company's outstanding common stock at December 31, 1997. The Agreement permits 399 Venture Partners, Inc. and trans-ferees, as defined, to request certain registration rights under the Securities Act of 1933 for all or part of their shares of common stock under certain conditions. In connection with such registrations as may occur, the Company will be obligated for the payment of all registration expenses incurred in the performance of or compliance with this Agreement, subject to certain limitations set forth therein.


Note 13.  Supplemental Cash Flow Information

Interest paid during the years ended December 31, 1997, 1996 and 1995 was $1,081,000, $180,000 and $245,000, respectively. Income taxes paid during the years ended December 31, 1997, 1996 and 1995 were $8,510,000, $9,054,000 and
$8,277,000, respectively.


Note 14.  Rental Commitments

The Company leases certain showroom facilities and transportation equipment under non-cancelable operating leases. The future minimum lease payments under non-cancelable leases for the years ending December 31, 1998, 1999, 2000, 2001 and 2002 are $1,281,000, $562,000, $143,000, $137,000 and $114,000, respec-
tively. It is expected that, in the normal course of business, leases that expire will be renewed or replaced.

Rental expense was $1,932,000, $1,248,000 and $921,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chromcraft Revington, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial state-ments taken as a whole, presents fairly, in all material respects, the informa-tion set forth therein.



KPMG Peat Marwick LLP
Indianapolis, Indiana
February 3, 1998

                            Quarterly Financial Information (unaudited)
                                     Chromcraft Revington, Inc.


                                                (In thousands, except per share data)
                                ---------------------------------------------------------------------
                                  First          Second         Third          Fourth          Total
                                 Quarter        Quarter        Quarter        Quarter          Year
                                ---------      ---------      ---------      ---------      ---------
1997
   Sales                        $  59,469      $  54,074      $  52,821      $  59,265      $ 225,629
   Gross margin                    14,341         13,765         13,402         14,319         55,827
   Operating income                 6,498          5,757          6,242          7,130         25,627
   Net earnings                     3,708          3,246          3,551          4,137         14,642
   Earnings per share
      of common stock
         Basic                        .65            .57            .62            .73           2.56
         Diluted                      .63            .55            .61            .71           2.49

1996
   Sales                        $  42,291      $  39,922      $  40,789      $  52,897      $ 175,899
   Gross margin                    11,646         11,013         11,168         13,855         47,682
   Operating income                 5,847          5,333          5,795          6,472         23,447
   Net earnings                     3,494          3,211          3,492          3,739         13,936
   Earnings per share
      of common stock
         Basic                        .61            .56            .61            .65           2.43
         Diluted                      .60            .55            .59            .64           2.37

                                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                 Chromcraft Revington, Inc.
                                                      (In thousands)

                                                               Additions
                                                       -------------------------
                                        Balance at     Charged to     Charged to                      Balance at
                                        Beginning      Costs and         Other                           End
        Classification                  of Period       Expenses       Accounts       Deductions       of Year
       ----------------                -----------     ----------     ----------     ------------     ---------
Year ended December 31, 1997
   Allowance for doubtful accounts       $ 1,781        $   169        $    -         $  (488)(a)     $ 1,462

   Reserve for excess and obsolete
      inventory (b)                      $ 3,123        $    -         $    -         $(3,123)        $    -


Year ended December 31, 1996
   Allowance for doubtful accounts       $   980        $   760        $   640(c)     $  (599)(a)     $ 1,781

   Reserve for excess and obsolete
      inventory (b)                      $    -         $   150        $ 2,973        $    -          $ 3,123


Year ended December 31, 1995
   Allowance for doubtful accounts       $   689        $   393        $    51(d)     $  (153)(a)     $   980


(a) Represents charge offs, net of recoveries, to the allowance for doubtful accounts
(b) Represents the reserve for excess and obsolete inventory associated with the Cochrane Furniture acquisition
(c) Represents the allowance for doubtful accounts associated with the Cochrane Furniture acquisition
(d) Represents the allowance for doubtful accounts associated with the Silver Furniture acquisition

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

   Cochrane Furniture Company, Inc., a North Carolina corporation


(a) A 100% owned subsidiary of Silver Furniture Co., Inc.

                                 EXHIBIT (23.1)
                        CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Chromcraft Revington, Inc.:

We consent to incorporation by reference in the registration statement on Form S-8 of Chromcraft Revington, Inc. of our report dated February 3, 1998, relating to the consolidated balance sheets of Chromcraft Revington, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows and consolidated financial statement schedule for each of the years in the three-year period ended December 31, 1997, which report appears in the December 31, 1997 annual report on Form 10-K of Chromcraft Revington, Inc.


KPMG Peat Marwick LLP
Indianapolis, Indiana
March 24, 1998

                                 EXHIBIT (24.1)
                               POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E. THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitu-tion and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and any and all amendments thereto, to be filed with the Securities and Exchange Commission pursuant to the require-ments of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and autho-rity to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.


Dated:  March XX, 1998                            Bruce C. Bruckmann, Director

                                 EXHIBIT (24.1)
                               POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E. THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitu-tion and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and any and all amendments thereto, to be filed with the Securities and Exchange Commission pursuant to the require-ments of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and autho-rity to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.


Dated:  March 17, 1998                            David L. Kolb, Director

                                 EXHIBIT (24.1)
                               POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E. THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitu-tion and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and any and all amendments thereto, to be filed with the Securities and Exchange Commission pursuant to the require-ments of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and autho-rity to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.


Dated:  March 16, 1998                            Larry P. Kunz, Director

                                 EXHIBIT (24.1)
                               POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E. THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitu-tion and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and any and all amendments thereto, to be filed with the Securities and Exchange Commission pursuant to the require-ments of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and autho-rity to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.


Dated:  March 17, 1998                            H. Martin Michael, Director

                                 EXHIBIT (24.1)
                               POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E. THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitu-tion and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and any and all amendments thereto, to be filed with the Securities and Exchange Commission pursuant to the require-ments of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and autho-rity to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.


Dated:  March XX, 1998                            M. Saleem Muqaddam, Director

                                 EXHIBIT (24.1)
                               POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E. THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitu-tion and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and any and all amendments thereto, to be filed with the Securities and Exchange Commission pursuant to the require-ments of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and autho-rity to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.


Dated:  March 17, 1998                            Warren G. Wintrub, Director