Form 10-Q
period 1998-03-28
CHROMCRAFT REVINGTON INC
filed 1998-05-07
CIK 884130

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the quarterly period ended March 28, 1998

                                  or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the transition period from ________ to ________



                    Commission file number 1-13970


                      CHROMCRAFT REVINGTON, INC.
        ------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

              Delaware                                 35-1848094
 -------------------------------          ---------------------------------
 (State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

               1100 North Washington Street, Delphi, IN  46923
 --------------------------------------------------------------------------
 (Address, including zip code, of Registrant's principal executive offices)

                              (765) 564-3500
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No [ ]


The number of shares outstanding for each of the Registrant's classes of common stock as of the latest practicable date: 5,642,345 shares of the Company's Common Stock, $.01 par value, were outstanding as of April 27, 1998.

                               TABLE OF CONTENTS


                                                                     Page Number
                                                                     -----------
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

                         Part I. Financial Information
                         -----------------------------


Item 1.   Financial Statements


                Consolidated Statements of Earnings (unaudited)

                           Chromcraft Revington, Inc.
                     (In thousands, except per share data)

                                                           Three Months Ended
                                                       -------------------------
                                                       March 28,       March 29,
                                                         1998            1997
                                                       ---------       ---------
Sales                                                  $  60,802       $  59,469

Cost of sales                                             45,488          45,128
                                                       ---------       ---------

Gross margin                                              15,314          14,341

Selling, general and administrative expenses               8,217           7,843
                                                       ---------       ---------
Operating income                                           7,097           6,498

Interest expense, net                                        153             318
                                                       ---------       ---------

Earnings before income tax expense                         6,944           6,180

Income tax expense                                         2,771           2,472
                                                       ---------       ---------

Net earnings                                           $   4,173       $   3,708
                                                       =========       =========

Earnings per share of common stock
   Basic                                               $     .74       $     .65
                                                       =========       =========

   Diluted                                             $     .71       $     .63
                                                       =========       =========

Shares used in computing earnings per share
   Basic                                                   5,668           5,742
                                                       =========       =========

   Diluted                                                 5,857           5,912
                                                       =========       =========


See accompanying notes to condensed consolidated financial statements.

                       Condensed Consolidated Balance Sheets (unaudited)

                                   Chromcraft Revington, Inc.
                                         (In thousands)


                                                       March 28,       March 29,      December 31,
                                                         1998            1997             1997
                                                       ---------       ---------       ---------
      Assets
      ------
Cash and cash equivalents                              $     -         $     -         $     -
Accounts receivable                                       32,097          30,563          26,905
Inventories                                               34,478          33,227          35,172
Deferred income taxes and other assets                     2,916           3,706           2,974
                                                       ---------       ---------       ---------

      Current assets                                      69,491          67,496          65,051

Property, plant and equipment, net                        37,191          39,229          37,445
Intangibles and other assets                              23,493          23,378          23,648
                                                       ---------       ---------       ---------

      Total assets                                     $ 130,175       $ 130,103       $ 126,144
                                                       =========       =========       =========


      Liabilities and Stockholders' Equity
      ------------------------------------
Accounts payable                                       $   8,517       $   9,305       $   8,450
Accrued liabilities                                       16,771          16,833          12,670
                                                       ---------       ---------       ---------

      Current liabilities                                 25,288          26,138          21,120

Revolving credit facility                                  6,000          17,500           9,000
Deferred income taxes and other liabilities                5,187           4,832           5,118
                                                       ---------       ---------       ---------

      Total liabilities                                   36,475          48,470          35,238
                                                       ---------       ---------       ---------

Stockholders' equity

   Common stock and capital in excess of par value        18,009          21,049          19,388
   Retained earnings                                      75,691          60,584          71,518
                                                       ---------       ---------       ---------

      Total stockholders' equity                          93,700          81,633          90,906
                                                       ---------       ---------       ---------

      Total liabilities and stockholders' equity       $ 130,175       $ 130,103       $ 126,144
                                                       =========       =========       =========


See accompanying notes to condensed consolidated financial statements.

          Condensed Consolidated Statements of Cash Flows (unaudited)

                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                          Three Months Ended
                                                       -------------------------
                                                       March 28,       March 29,
                                                         1998            1997
                                                       ---------       ---------
Operating Activities
   Net earnings                                        $   4,173       $   3,708
      Adjustments to reconcile net earnings to net
         cash provided by operating activities
            Depreciation and amortization                  1,113           1,100
            Deferred income taxes                           (153)            489
            Changes in assets and liabilities, net
               Accounts receivable                        (5,192)           (779)
               Inventories                                   694            (831)
               Accounts payable and accrued liabilities    4,168            (387)
               Other                                         227              37
                                                       ---------       ---------

            Cash provided by operating activities          5,030           3,337
                                                       ---------       ---------

Investing Activities
   Capital expenditures                                     (651)           (637)
                                                       ---------       ---------

            Cash used in investing activities               (651)           (637)
                                                       ---------       ---------

Financing Activities
   Payments under revolving credit facility               (3,000)         (2,700)
   Proceeds from stock options exercised                      92             -
   Repurchase and cancellation of stock                   (1,471)            -
                                                       ---------       ---------

            Cash used in financing activities             (4,379)         (2,700)
                                                       ---------       ---------

Net change in cash and cash equivalents                      -               -

Cash and cash equivalents at beginning of period             -               -
                                                       ---------       ---------

Cash and cash equivalents at end of period             $     -         $     -
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 28, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1997.


Note 2.  Shares Used in Computing Earnings per Share

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 189,000 and 170,000 for the three month periods ended March 28, 1998 and March 29, 1997, respectively.


Note 3.  Inventories

Inventories consisted of the following:
                                                 (In thousands)
                                      ------------------------------------
                                      March 28,     March 29,   December 31,
                                        1998          1997          1997
                                      --------      --------      --------
     Raw materials                    $ 12,445      $ 10,916      $ 11,033
     Work in process                     6,565         5,510         5,810
     Finished goods                     17,126        18,185        19,880
                                      --------      --------      --------
     Inventories at FIFO cost           36,136        34,611        36,723
     LIFO reserve                       (1,658)       (1,384)       (1,551)
                                      --------      --------      --------
                                      $ 34,478      $ 33,227      $ 35,172
                                      ========      ========      ========

Note 4.  Accrued Liabilities

Accrued liabilities consisted of the following:
                                                 (In thousands)
                                      ------------------------------------
                                      March 28,     March 29,   December 31,
                                        1998          1997          1997
                                      --------      --------      --------

     Employee benefit plans           $  3,863      $  3,654      $  3,999
     Income taxes payable                2,663         1,998           -
     Salaries, wages and commissions     2,235         2,046         1,497
     Vacation and holiday pay            1,744         1,916         1,234
     Workers' compensation plans         1,225         1,265         1,268
     Advertising and promotion           1,220         1,605           978
     Other accrued liabilities           3,821         4,349         3,694
                                      --------      --------      --------
                                      $ 16,771      $ 16,833      $ 12,670
                                      ========      ========      ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

The following table sets forth the results of operations of Chromcraft Revington, Inc. (the "Company") for the three months ended March 28, 1998 and March 29, 1997 expressed as a percentage of sales.

                                                      Three Months Ended
                                                    ----------------------
                                                    March 28,     March 29,
                                                      1998          1997
                                                    --------      --------
      Sales                                          100.0 %       100.0 %
      Cost of sales                                   74.8          75.9
                                                    --------      --------
      Gross margin                                    25.2          24.1
      Selling, general and
         administrative expenses                      13.5          13.2
                                                    --------      --------
      Operating income                                11.7          10.9
      Interest expense, net                             .3            .5
                                                    --------      --------
      Earnings before income tax expense              11.4          10.4
      Income tax expense                               4.5           4.2
                                                    --------      --------
      Net earnings                                     6.9 %         6.2 %
                                                    ========      ========


Three Months Ended March 28, 1998 Compared to Three Months Ended March 29, 1997.
--------------------------------------------------------------------------------

Sales

Consolidated sales for the first quarter of 1998 increased 2.2% to $60,802,000 from $59,469,000 for the prior year period. Increased shipments of occasional, dining and bedroom furniture were partially offset by lower shipments of upholstered furniture, which was due, in part, to the elimination of low margin and non-profitable products at the Company's Cochrane Furniture subsidiary.

Sales order backlog at March 28, 1998 was higher as compared to the year ago level.

Cost of Sales

Cost of sales as a percentage of sales was 74.8% for the quarter ended March 28, 1998 as compared to 75.9% for the quarter ended March 29, 1997. The percentage decrease was primarily attributable to the elimination of low margin and non-profitable products at Cochrane Furniture.


Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 13.5% for the first quarter of 1998 as compared to 13.2% for the same period last year. The increase in selling, general and administrative expenses as a percentage of sales for the three months ended March 28, 1998 as compared to the prior year quarter was primarily due to an unfavorable product sales mix.


Interest Expense, Net

Interest expense during the first three months of 1998 was $153,000 as compared to $318,000 during the same period last year. The decrease in interest expense was primarily due to lower average bank borrowings.


Income Tax Expense

The Company's effective tax rate was 39.9% for the three months ended March 28, 1998 and 40.0% for the three months ended March 29, 1997. The slight reduction in the Company's effective tax rate was due to lower state income taxes.


Liquidity and Capital Resources

The operating activities of the Company provided $5,030,000 of cash for the three months ended March 28, 1998 as compared to $3,337,000 for the three months ended March 29, 1997. The increase in cash generated from operating activities during the first quarter of 1998 as compared to the prior year period was due, in part, to higher earnings and a decrease in working capital investment.

Working capital at March 28, 1998 increased by $272,000 as compared to working capital at year end 1997. Total current assets increased $4,440,000 from year end 1997, primarily due to an increase in accounts receivable, due, in part, to higher sales. Total current liabilities increased $4,168,000, primarily due to an increase in accrued income taxes and compensation related accruals.

Capital expenditures for the quarter ended March 28, 1998 were $651,000 as compared to $637,000 during the year ago period. The
Company expects capital expenditures to be approximately $4,500,000 for the year ending December 31, 1998.

Financing activities used $4,379,000 of cash during the three months ended March 28, 1998 as compared to $2,700,000 for the prior year period. Cash used in financing activities during the first quarter of

1998 was primarily used to reduce bank indebtedness under a revolving credit facility and to acquire shares of the Company's common stock under a stock repurchase plan. During the first three months of 1998, the Company retired 45,823 shares of common stock purchased for $1,471,000. For the year earlier period, cash used in financing activities was used to repay bank indebtedness under the Company's revolving credit facility. At March 28, 1998, the Company had unused capacity under its bank revolving credit facility, after reduction for outstanding letters of credit, of $52,176,000.


                          Part II. Other Information
                          --------------------------

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

       None

   (b) Reports on Form 8-K

       None


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CHROMCRAFT REVINGTON, INC.
                                        ----------------------------
                                        (Registrant)



Date:  May 7, 1998                      /s/ Frank T. Kane
       -----------                      ----------------------------
                                        Frank T. Kane
                                        Vice President - Finance
                                        (Duly Authorized Officer and
                                        Chief Financial Officer)