Form 10-Q
period 1998-06-27
CHROMCRAFT REVINGTON INC
filed 1998-08-11
CIK 884130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the quarterly period ended June 27, 1998

                                  or

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


The number of shares outstanding for each of the Registrant's classes of common stock as of the latest practicable date: 11,083,088 shares of the Company's Common Stock, $.01 par value, were outstanding as of July 27, 1998.

                           TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------
Part I.  Financial Information

   Item 1.  Financial Statements

            Consolidated Statements of Earnings  .......................  3

            Condensed Consolidated Balance Sheets  .....................  4

            Condensed Consolidated Statements of Cash Flows  ...........  5

            Notes to Condensed Consolidated Financial Statements  ......  6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations  .......................  7


Part II.  Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders  .......  9

   Item 5.  Other Information  ......................................... 10

   Item 6.  Exhibits and Reports on Form 8-K  .......................... 10


Signatures  ............................................................ 10

                         Part I. Financial Information
                         -----------------------------

Item 1.   Financial Statements




                         Consolidated Statements of Earnings (unaudited)

                                   Chromcraft Revington, Inc.
                              (In thousands, except per share data)

                                                      Three Months Ended       Six Months Ended
                                                     --------------------    --------------------
                                                     June 27,    June 28,    June 27,    June 28,
                                                       1998        1997        1998        1997
                                                     --------    --------    --------    --------
Sales                                                $ 57,500    $ 54,074    $118,302    $113,543

Cost of sales                                          43,193      40,309      88,681      85,437
                                                     --------    --------    --------    --------
Gross margin                                           14,307      13,765      29,621      28,106

Selling, general and administrative expenses            7,668       8,008      15,885      15,851
                                                     --------    --------    --------    --------
Operating income                                        6,639       5,757      13,736      12,255

Interest expense                                          179         347         332         665
                                                     --------    --------    --------    --------
Earnings before income tax expense                      6,460       5,410      13,404      11,590

Income tax expense                                      2,577       2,164       5,348       4,636
                                                     --------    --------    --------    --------
Net earnings                                         $  3,883    $  3,246    $  8,056    $  6,954
                                                     ========    ========    ========    ========
Earnings per share of common stock
   Basic                                             $    .35    $    .28    $    .71    $    .61
                                                     ========    ========    ========    ========
   Diluted                                           $    .33    $    .28    $    .69    $    .59
                                                     ========    ========    ========    ========
Shares used in computing earnings per share
   Basic                                               11,214      11,455      11,274      11,469
                                                     ========    ========    ========    ========
   Diluted                                             11,643      11,772      11,680      11,797
                                                     ========    ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

                    Condensed Consolidated Balance Sheets (unaudited)

                               Chromcraft Revington, Inc.
                                     (In thousands)


                                                     June 27,    June 28,  December 31,
                                                       1998        1997        1997
                                                     --------    --------    --------
       Assets
       ------
Accounts receivable                                  $ 31,613    $ 28,420    $ 26,905
Inventories                                            38,491      35,965      35,172
Deferred income taxes and other assets                  3,507       3,739       2,974
                                                     --------    --------    --------
       Current assets                                  73,611      68,124      65,051

Property, plant and equipment, net                     36,619      38,783      37,445
Intangibles and other assets                           23,322      23,233      23,648
                                                     --------    --------    --------
       Total assets                                  $133,552    $130,140    $126,144
                                                     ========    ========    ========

       Liabilities and Stockholders' Equity
       ------------------------------------

Accounts payable                                     $  8,798    $  8,316    $  8,450
Accrued liabilities                                    12,370      13,127      12,670
                                                     --------    --------    --------
       Current liabilities                             21,168      21,443      21,120

Revolving credit facility                            	 13,400      19,800       9,000
Deferred income taxes and other liabilities             5,209       4,836       5,118
                                                     --------    --------    --------
       Total liabilities                               39,777      46,079      35,238
                                                     --------    --------    --------
Stockholders' equity

   Common stock and capital in excess of par value     14,201      20,231      19,388
   Retained earnings                                   79,574      63,830      71,518
                                                     --------    --------    --------
       Total stockholders' equity                    	 93,775      84,061      90,906
                                                     --------    --------    --------
       Total liabilities and stockholders' equity    $133,552    $130,140    $126,144
                                                     ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

              Condensed Consolidated Statements of Cash Flows (unaudited)

                               Chromcraft Revington, Inc.
                                     (In thousands)

                                                                   Six Months Ended
                                                                 --------------------
                                                           	     June 27,    June 28,
                                                                   1998        1997
                                                                 --------    --------
Operating Activities
   Net earnings                                            	     $  8,056    $  6,954
      Adjustments to reconcile net earnings to net
        cash provided by operating activities
           Depreciation and amortization                            2,256       2,195
           Deferred income taxes                                      163         770
           Changes in assets and liabilities, net
              Accounts receivable                                	 (4,708)      1,364
              Inventories                                          (3,319)     (3,569)
              Accounts payable and accrued liabilities                 48      (5,082)
              Other                                                  (693)       (321)
                                                                 --------    --------
           Cash provided by operating activities                    1,803       2,311
                                                                 --------    --------
Investing Activities
   Capital expenditures                                            (1,016)     (1,093)
                                                                 --------    --------
            Cash used in investing activities                      (1,016)     (1,093)
                                                                 --------    --------
Financing Activities
   Net borrowings (repayments) under revolving credit facility      4,400        (400)
   Proceeds from exercise of stock options                             92         -
   Repurchase and cancellation of common stock                     (5,279)       (818)
                                                                 --------    --------
            Cash used in financing activities                        (787)     (1,218)
                                                                 --------    --------
Net change in cash                                               $    -      $    -
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 27, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1997.


Note 2.  Two-For-One Stock Split

The Board of Directors of Chromcraft Revington, Inc. declared a two-for-one stock split to stockholders of record on May 27, 1998. The additional shares were distributed to stockholders on June 10, 1998. All references to the number of shares outstanding and per share amounts in the condensed consolidated financial statements and notes reflect the stock split.


Note 3.  Shares Used In Computing Earnings Per Share

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 429,000 and 317,000 shares for the three months ended June 27, 1998 and June 28, 1997, respectively, and 406,000 and 328,000 shares for the six months ended
June 27, 1998 and June 28, 1997, respectively.


Note 4.  Inventories

Inventories consisted of the following:

                                                             (In thousands)
                                                   ----------------------------------
                                                    June 27,    June 28,  December 31,
                                                      1998        1997        1997
                                                    --------    --------    --------
      Raw materials                                 $ 13,933    $ 11,937    $ 11,033
      Work-in-process                                  6,316       5,613       5,810
      Finished goods                                  20,058      19,849      19,880
                                                    --------    --------    --------
      Inventories at FIFO cost                        40,307      37,399      36,723
      LIFO reserve                                    (1,816)     (1,434)     (1,551)
                                                    --------    --------    --------
                                                    $ 38,491    $ 35,965    $ 35,172
                                                    ========    ========    ========

Note 5.  Accrued Liabilities

Accrued liabilities consisted of the following:

                                                             (In thousands)
                                                   ----------------------------------
                                                    June 27,    June 28,  December 31,
                                                      1998        1997        1997
                                                    --------    --------    --------
      Employee benefit plans                        $  3,357    $  3,733    $  3,999
      Salaries, wages and commissions                  1,767       1,464       1,497
      Vacation and holiday pay                         1,234       1,558       1,234
      Workers' compensation plans                      1,255         992       1,268
      Advertising and promotion                        1,211       1,438         978
      Other accrued liabilities                        3,546       3,942       3,694
                                                    --------    --------    --------
                                                    $ 12,370    $ 13,127    $ 12,670
     	                                              ========    ========    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

The following table sets forth the results of operations of Chromcraft Revington, Inc. (the "Company") for the three and six months ended June 27, 1998 and June 28, 1997 expressed as a percentage of sales.

                                                      Three Months Ended         Six Months Ended
                                                     --------------------      --------------------
                                                     June 27,    June 28,      June 27,    June 28,
                                                       1998        1997          1998        1997
                                                     --------    --------      --------    --------
    Sales                                             100.0 %     100.0 %       100.0 %     100.0 %
    Cost of sales                                      75.1        74.6          75.0        75.2
                                                     --------    --------      --------    --------
    Gross margin                                       24.9        25.4          25.0        24.8
    Selling, general and administrative expenses       13.3        14.8          13.4        14.0
                                                     --------    --------      --------    --------
    Operating income                                   11.6        10.6          11.6        10.8
    Interest expense                                     .3          .6            .3          .6
                                                     --------    --------      --------    --------
    Earnings before income tax expense                 11.3        10.0          11.3        10.2
    Income tax expense                                  4.5         4.0           4.5         4.1
                                                     --------    --------      --------    --------
    Net earnings                                        6.8 %       6.0 %         6.8 %       6.1 %
                                                     ========    ========      ========    ========


Three and Six Months Ended June 27, 1998 Compared to Three and Six Months Ended June 28, 1997.
-------------------------------------------------------------------------

Sales

Consolidated sales for the three and six months ended June 27, 1998 increased 6.3% and 4.2%, respectively, as compared to the prior year periods. The sales increase for the quarter and first half of 1998 were primarily due to higher shipments of occasional, bedroom and commercial furniture. Dining room furniture sales were slightly lower for the quarter ended June 27, 1998 as compared to the same period last year. For the first six months of 1998, dining room furniture shipments were at approximately the same level as compared to last year. Upholstered furniture sales were lower for the three and six months ended June 27, 1998 as compared to the prior year periods primarily due to the elimination of low margin or nonprofitable products.

The sales increase for the first six months of 1998 was primarily attributable to higher volume. Selling prices were slightly higher as compared to a year ago. Sales order backlog at the end of the second quarter was at approximately the same level as compared to the prior year.


Cost of Sales

Cost of sales as a percentage of sales was 75.1% and 75.0% for the three and six month periods ended June 27, 1998, respectively, as compared to 74.6% and 75.2% for the three and six month periods ended June 28, 1997. The cost percentage increase for the second quarter of 1998 was primarily due to an unfavorable product sales mix and higher raw material costs.


Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 13.3% and 13.4% for the three and six month periods ended June 27, 1998 as compared to 14.8% and 14.0% for the year ago periods, respectively. The higher cost percentage for last year's second quarter was due to an increase in the allowance for doubtful accounts.

Interest Expense

Interest expense during the second quarter of 1998 was $179,000 as compared to $347,000 during the second quarter of 1997. For the first six months of 1998, interest expense was $332,000 as compared to $665,000 for the first six months of 1997. The decrease in interest expense for the second quarter and first half of 1998 was due to lower average bank borrowings.


Income Tax Expense

The Company's effective tax rate was 39.9% for the three and six month periods ended June 27, 1998 as compared to 40.0% for the three and six month periods ended June 28, 1997. The slight reduction in the Company's effective tax rate was due to lower state income taxes.

Liquidity and Capital Resources

The operating activities of the Company provided $1,803,000 of cash during the six months ended June 27, 1998 as compared to $2,311,000 during the six months ended June 28, 1997. The decrease in cash generated from operating activities during the first half of 1998 as compared to the prior year period was due, in part, to an increase in working capital investment, primarily in accounts receivable. Higher accounts receivable at June 27, 1998, as compared to the prior year quarter end, were primarily attributable to the increased sales volume in 1998.

The Company invested $1,016,000 in capital expenditures for the first half of 1998 as compared to $1,093,000 during the year ago period. The Company expects additions to property, plant and equipment to be approximately $3,500,000 for the year ending December 31, 1998. Capital expenditures for the year ended December 31, 1997 were $2,712,000.

The Company's financing activities used $787,000 of cash during the first six months of 1998 as compared to $1,218,000 used during the first six months of 1997. The Company's board of directors authorized the repurchase of the Company's common stock. For the six months ended June 27, 1998, the Company retired 293,248 shares of common stock purchased for $5,279,000. For the same period last year, the Company retired 60,200 shares purchased for $818,000. As of June 27, 1998, 565,152 shares were available for repurchase under the stock buyback program.

For the first half of 1998, the Company financed a portion of its cash needs through additional borrowings under its bank revolving credit facility. Total borrowings under the facility were $13,400,000 at June 27, 1998. Unused capacity under the revolving credit facility, after reduction for outstanding letters of credit, equalled $44,822,000 at the end of the second quarter.


                          Part II.  Other Information
                          ---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders


   (a)    The Company held its annual meeting of stockholders on May 8, 1998.

   (b) At the annual meeting, the holders of the common stock of the Company elected seven directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. Set forth below are the votes cast for each director.


                 Directors                           For            Withheld
             ------------------                   ---------         --------
             Bruce C. Bruckmann                   5,252,632          288,170
             David L. Kolb                        5,252,908          287,894
             Larry P. Kunz                        5,252,809          287,993
             H. Martin Michael                    5,252,905          287,897
             M. Saleem Muqaddam                   5,252,809          287,993
             Michael E. Thomas                    5,252,697          288,105
             Warren G. Wintrub                    5,252,904          287,898

   (c) At the annual meeting, the holders of the common stock of the Company voted to amend the Company's 1992 Stock Option Plan. A total of 4,862,662 shares of common stock were voted for the proposal and 387,664 shares were voted against the proposal.


Item 5.   Other Information

          If a stockholder proposal is introduced at the 1999 Annual Meeting without any discussion of the proposal in the proxy statement, and if the proponent does not notify the Company on or before February 17, 1999, as required by Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, of the intent to raise such proposal at the Annual Meeting, then proxies received by the Company for the 1999 Annual Meeting will be voted by the persons named as proxies in their discretion in regard to such proposal. Notice is to be given to the Company in writing at its principal office, 1100 North Washington Street, Delphi, Indiana 46923, directed to the attention of the Secretary.


Item 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibits

          10.4 Chromcraft Revington, Inc. 1992 Stock Option Plan, as amended.

   (b)    Reports on Form 8-K

          On May 13, 1998, the Registrant filed a current report on Form 8-K reporting the announcement of a two-for-one stock split and the increase in the number of shares authorized by the Board of Directors to be repurchased under its stock buyback program.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  CHROMCRAFT REVINGTON, INC.
                                                  ----------------------------
                                                  (Registrant)



Date:  August 11, 1998                            /s/  Frank T. Kane
       ---------------                            ----------------------------
                                                  Frank T. Kane
                                                  Vice President - Finance
                                                  (Duly Authorized Officer and
                                                  Chief Financial Officer)

EXHIBIT 10.4

                           CHROMCRAFT REVINGTON, INC.
                             1992 STOCK OPTION PLAN
                          (As amended on May 27, 1998)


                                    ARTICLE I

                                     Purpose

     The purpose of Chromcraft Revington, Inc.'s 1992 Stock Option Plan is to provide an established plan to attract and retain persons of ability as key employees (including officers and directors who are also employees) and directors and to motivate key employees and directors to exert their best efforts on behalf of the Company and its Subsidiaries through the grant of options to purchase Shares. Under the 1992 Stock Option Plan, the Company may grant either options which qualify as ISO's as well as options which do not so qualify.

                                    ARTICLE II

                                   Definitions

     The following terms used in this Plan shall have the respective meanings set forth below:

     (A) "Code" shall mean the Internal Revenue Code of 1986, as amended, or any successor statute thereto, and any reference to a specific provision of the Code shall be deemed to refer to such provision (or any successor provision) as in effect at the relevant time.

     (B) "Company" shall mean Chromcraft Revington, Inc., a corporation organized and existing under the laws of the State of Delaware, or any successor (by merger, consolidation, purchase or otherwise) to such corporation which shall have assumed the obligations of such corporation under this Plan.

     (C) "Compensation Committee" shall mean a committee of three or more members appointed by the Board of Directors of the Company from among those of its members (i) who are not officers or employees of the Company and (ii) who are "disinterested persons" as such term is used in Rule 16b-3(c)(2)(i) promulgated under the Securities Exchange Act of 1934, as amended.

     (D) "Fair Market Value" shall mean, on any given date, the mean between the highest and lowest prices of actual sales of Shares on the principal national securities exchange on which the Shares are listed, or if not so listed, as reported on the New York Stock Exchange, on such date or, if Shares were not traded on such date, on the last preceding day on which Shares were traded. With respect to options granted on or before the effective date of the Company's Registration Statement on Form S-1 (Registration Number 33-45902), Fair Market Value of the Shares with respect to which such options are or subsequently will become exercisable, determined as of the date on which such options were granted shall mean the initial public offering price per share set forth in such Registration Statement.

     (E) "Holder" shall mean (i) an employee or director of the Company to whom any options have been granted under the Plan; and (ii) except with respect to
Article VI, Sections (A), (C) and (E) hereof, a Family Member to whom any options have been transferred in accordance with Article VI, Section (E) hereof.

     (F) "ISO" shall mean an incentive stock option within the meaning of
Section 422 of the Code.

     (G) "Plan" shall mean the provisions contained in this instrument and any subsequent amendment to this instrument which shall have been adopted by the Board of Directors of the Company pursuant to Article X.

     (H) "Shares" shall mean the shares of Common Stock, par value $.01 per share, of the Company.

     (I) "Subsidiary" shall mean any corporation which at the time qualifies as a "subsidiary corporation" of the Company in accordance with the terms of
Section 424(f) of the Code.

     (J) "Family Member" shall mean (i) a Holder's spouse; (ii) a Holder's children or more remote descendants (natural and adopted) (collectively, the "Issue"); (iii) any partnerships which, by their terms, limit the partners thereof to the Holder's spouse or Issue; and (iv) any trusts established solely for the benefit of the Holder's spouse or Issue provided that such spouse or Issue survives the trust's termination date; and, with respect to the persons or entities referenced in (i) through (iv), to whom or to which any options have been transferred in accordance with Article VI, Section (E) hereof.

     (K) "Change in Control" as used herein shall mean and shall be deemed to have occurred only in such circumstances as when both (i) the economic interest of 399 Venture Partners, Inc. and its affiliates in the common equity securities of the Company shall represent less than 20% of the total of such common equity securities then issued and outstanding, and (ii) any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended) shall be the beneficial owner, directly or indirectly, of common equity securities of the Company representing more than 50% of the Company's then issued and outstanding common equity securities.

                                  ARTICLE III

                             Stockholder Approval

     The provisions of this Plan are contingent upon the Plan being approved by the stockholders of the Company within twelve months from the date of the adop-tion of this Plan by the Company's Board of Directors.

                                  ARTICLE IV

                     Number of Shares Available Under Plan

     Subject to adjustment as provided in Article VI(G), the total number of Shares which may be issued under options granted pursuant to the Plan is 1,800,000, and such Shares shall be reserved for options under the Plan. The Company may from time to time grant ISO's to key employees of the Company or any Subsidiary, or options which do not qualify as ISO's to any employees and to directors of the Company or any Subsidiary; provided, however, that, during the period when a director serves as a member of the Compensation Committee and during the one year period immediately prior to such service, the Company may not grant or award options under the Plan, or options of equity securities under any other plan of the Company or any of its affiliates to such director. The Shares issued upon exercise of options granted under the Plan may be author-ized and unissued Shares or Shares held by the Company in its treasury.

                                   ARTICLE V

                          Class of Eligible Employees

     ISO's may be granted only to key employees. Key employees include officers, directors who are also employees, and employees of the Company or of any Subsidiary possessing the ability to enhance the successful management and operation of the Company or any Subsidiary. Options which do not qualify as ISO's may be granted to such key employees or to any other officer, employee or director of the Company or of any Subsidiary; provided, however, that, during the period when a director serves as a member of the Compensation Committee and during the one year period immediately prior to such service, the Company may not grant or award options under the Plan, or options or equity securities under any other plan of the Company or any of its affiliates to such director.

                                   ARTICLE VI

                                Option Provisions

     Each option granted under the Plan shall be evidenced by an agreement which shall be subject to the following express terms and conditions and to such other terms and conditions as the Board of Directors may deem appropriate:

     (A) Option Period. With respect to agreements evidencing the grant of non-ISO options, the option agreement shall specify a period determined by the Board of Directors, during which period the option is exercisable. With respect to agreements evidencing the grant of ISO's, except as provided in Article VII for 10% stockholders, each option agreement shall specify a period ending not more than ten years from the date of grant of the ISO during which period the option thereunder is exercisable and shall provide that the option shall expire at the end of such period.

     If any of the following events occurs before the expiration of the period determined as provided above, any option granted hereunder shall expire upon the earliest of:

         (i) The day three (3) months from the date on which the Holder's employment or service with the Company or any Subsidiary terminates for any reason other than the Holder's disability within the meaning of
         Section 422(c)(6) of the Code, or death or as specified in (iii) below;

         (ii) The day one year from the date on which the Holder's employ-ment or service with the Company or any Subsidiary terminates due to the Holder's disability within the meaning of Section 422(c)(6) of the Code, or death; or

         (iii) The day upon which there is a finding by the Board of Directors, after full consideration of the facts presented on behalf of both the Company and the Holder, that the Holder has breached his employment or service contract with the Company or any Subsidiary, or has engaged in any act detrimental to the interests of the Company or any Subsidiary, including without limitation, fraud, embezzlement, theft, commission of a felony or proven dishonesty in the course of his employment or service, or has disclosed trade secrets or confidential information of the Company or any Subsidiary.

     (B) Option Price. With respect to agreements evidencing the grant of non-ISO options, the option price shall be determined by the Board of Directors. With respect to agreements evidencing the grant of ISO's, except as provided in
Article VII for 10% stockholders, the option price per Share shall be determined by the Board of Directors at the time any such option is granted and shall be not less than the Fair Market Value of a Share (determined as of the date the ISO is granted).

     (C) Exercise of Option. All options granted hereunder shall be exercisable only within the periods determined by the Company's Board of Directors or any committee thereof duly so authorized and as set forth in the option agreements entered into pursuant to such determinations and pursuant to the terms of this Plan. During the lifetime of a Holder, all options granted hereunder shall be exercisable only by the Holder, except with respect to options transferred by a Holder to a Family Member. During the lifetime of a Family Member to whom any options have been transferred in accordance with Article VI, Section (E) hereof, such options shall be exercisable only by such Family Member. If any of the events specified in Article VI(A)(i), (ii) or (iii) shall occur before any unexercised options granted hereunder shall have expired, then those unexercised options that are still in effect and that either are held by the Holder or by a Family Member shall expire upon the earliest to occur of the events specified in
Article VI(A)(i), (ii) or (iii). Upon the death of a Holder or a Family Member to whom any options have been transferred in accordance with Article VI, Section
(E) hereof, any options which were exercisable by such Holder or Family Member immediately prior to his death may be exercised by the executor or administrator of the Holder's or Family Member's estate, as the case may be (or, if applic-able, by the partnership or trust to which the options have been transferred hereunder); provided, however, that such executor's or administrator's right

(as well as the right of any partnership or trust to which any options have been transferred hereunder) to exercise such options shall terminate upon the earlier to occur of (i) one (1) year following the death of the Holder or the Family Member, as the case may be; or (ii) the expiration of the option pursuant to its terms.

     (D) Payment of Purchase Price Upon Exercise. The purchase price of the Shares as to which an option is exercised shall be paid in full to the Company at the time of such exercise and such payment may be made either (i) in cash, by certified or bank check or in any combination of cash and certified or bank check; or (ii) with the consent of the Compensation Committee, and if permitted by the restrictions in the Company's financing agreements, the purchase price of the Shares as to which an option is exercised may be paid to the Company, in whole or in part, in Shares (other than statutory stock option stock as to which the applicable holding period as provided in Section 424(c)(3) of the Code has not been met) valued at Fair Market Value on the date of such exercise by either having such Shares withheld upon exercise of the option or by delivering such Shares already owned by the Holder. Alternatively, the Compensation Committee may permit a Holder to elect to pay the purchase price upon the exercise of an option by authorizing a third party to sell Shares (or a sufficient portion of the Shares) acquired upon exercise of the option and remit to the Company a sufficient portion of the sale proceeds to pay the entire purchase price and any tax withholding resulting from such exercise.

     (E) Limited Transferability. No option granted under the Plan shall be transferable except (i) by will or by the laws of descent and distribution; or
(ii) with respect only to options which do not qualify as ISO's, as may be transferred by a Holder to a Family Member in accordance with this Section (E). All options not qualifying as ISO's granted under the Plan shall be transferable pursuant to this Section (E) regardless of whether such options are vested or unvested at the time of transfer; provided, however, that any unvested options transferred pursuant to this Section (E) shall expire and be forfeited by the transferee if such options do not become fully vested by the times specified in the option agreements covering such options. An option that is transferred by a Holder to a Family Member pursuant to this Section (E) is not transferable by the Family Member, except for any transfer by the Family Member's will or by the laws of descent and distribution upon the death of such Family Member.

     The transfer of options granted under the Plan by a Holder to a Family Member in accordance with this Section (E) shall be evidenced by a written agreement duly executed by the Holder, the Family Member and the Company.

     (F) Investment Representation. Unless the Shares covered by this Plan are the subject of an effective registration statement on Form S-8 or any successor form for registration under the Securities Act of 1933, as amended, of securities to be offered to employees pursuant to certain plans, each option agreement shall contain a provision that, upon demand of the Board of Directors, Holder shall deliver to the Company at the time of any exercise of an option, a written representation that the Shares to be acquired upon such exercise are to be acquired for investment and not for resale with a view to the distribution thereof. Upon such demand, delivery of such representation shall be a condition precedent to the right of Holder to purchase any Shares pursuant to the option.

     (G) Adjustments in Event of Change in Shares. In the event of any change in the Shares by reason of any stock dividend, recapitalization, reorganization, merger, consolidation, split-up, combination, or exchange of Shares, or rights offering to purchase Shares at a price substantially below fair market value, or for any similar change affecting the Shares, the number and kind of Shares for which thereafter an option may be granted and sold under the Plan, the number and kind of Shares subject to option in outstanding option agreements and the purchase price per Share, shall be appropriately adjusted consistent with such change in such manner as the Board of Directors may deem equitable to prevent substantial dilution or enlargement of the rights granted to, or available for, Holders. Notwithstanding the foregoing provisions in this Article VI(G), no adjustment shall be made which operates to reduce the option price of any ISO below the fair market value of the stock (determined as of the time the option was granted) which is subject to the ISO.

     (H) Qualified Options. Each option agreement which provides for the grant of an ISO to an employee shall contain the legend "Incentive Stock Option" and such other terms and conditions as the Board of Directors may determine to be necessary or desirable in order to qualify such option as an ISO within the meaning of Section 422 of the Code.

     (I) Withholding. It shall be a condition to the obligation of the Company to issue or transfer Shares upon exercise of any option that the Holder pay to the Company, upon its demand, such amount as may be requested by the Company for the purpose of satisfying its liability to withhold federal, state or local income or other taxes incurred by reason of the exercise of such option or the transfer of Shares thereupon. If the amount requested is not paid, the Company may refuse to issue or transfer Shares upon exercise of such option. At the election of the Holder, but only with the consent of the Compensation Committee, and only if permitted by the restrictions in the Company's financing agreements, the Company shall have the right to retain upon exercise, or the right to repurchase from shares already held by the Holder, the number of shares of Common Stock whose Fair Market Value equals the amount to be withheld in satisfaction of the applicable withholding taxes or to make loans on the terms set forth in Article XI(A)(v) to pay the applicable withholding taxes. Each option agreement shall contain appropriate provisions to effect withholding in this manner.

     (J) Aggregate Limitation. The aggregate Fair Market Value of stock with respect to which ISO's are exercisable for the first time by an individual in any calendar year (under all plans of the Company or any Subsidiary) shall not exceed $100,000. For purposes of this Article VI(J) such Fair Market Value of stock shall be determined as of the date on which the ISO exercisable with respect thereto was granted.

     (K) Change in Control. In the event of a Change in Control, all outstanding options shall vest and may be exercised in full without regard to any restrictions on the vesting of such options contained in the stock option agreements.

                                  ARTICLE VII

                         Provisions For 10% Stockholders

     If any employee, at the time an option which is intended to qualify as an ISO is granted to him, owns 10% or more of the total combined voting power of all classes of stock of the Company or any Subsidiary, the option price shall be at least 110% of the Fair Market Value of the stock (determined as of the time of grant) which is subject to the option and any such option shall not be exercisable after the expiration of five years from the date of grant.


                                  ARTICLE VIII

                         Prohibitions on Grant of Options

     Options Granted Within 10 Years. No option which is intended to qualify as an ISO shall be granted more than ten years following the earlier of (i) adoption of the Plan by the Company's Board of Directors or (ii) approval of the Plan by the stockholders of the Company.


                                   ARTICLE IX

                             Miscellaneous Provisions

     (A) No Rights as Stockholder. No Holder shall have any rights as a stock-holder with respect to any Shares subject to options granted hereunder before Holder gives notice of exercise to the Company and tenders the purchase price.

     (B) No Rights to Continued Employment. The Plan and any option granted under the Plan shall not confer upon any Holder any right for continuance of employment by the Company or any Subsidiary, nor shall they interfere in any way with the right of the Company or any Subsidiary by which any Holder is employed to terminate his employment at any time.

     (C) Compliance With Other Laws and Regulations. The Plan, the grant and exercise of options hereunder, and the obligation of the Company to sell and deliver Shares under such options, shall be subject to all applicable Federal and state laws, rules and regulations and to such approvals by any government or regulatory agency as may be required. The Company shall not be required to issue or deliver any certificates for Shares unless it is satisfied that such issuance is in compliance with all applicable laws, regulations, rules and statutes under Federal and state law, and the requirements of any exchange on which the Shares may then be listed. The Company shall not be obligated to accept a note in whole or partial payment of the purchase price to the extent that the amount or terms of any such note shall not be in compliance with all applicable Federal and state laws, rules and regulations and such approvals by any government or regulatory agency as may be required.

     (D) Re-issuance of Cancelled Options. Options which were issued in accordance with the terms hereof, but which are no longer exercisable by reason of expiration, termination of employment or otherwise, shall be deemed cancel-led and may be reissued hereunder in accordance with the terms hereof.


                                   ARTICLE X

                          Amendment and Discontinuance

     The Board of Directors of the Company may from time to time amend, suspend or discontinue the Plan; provided, however, that no action of the Board of Directors may alter the provisions in a manner to disqualify Plan ISO's under
Section 422 of the Code. Without the written consent of a Holder, no amendment or suspension of the Plan or option shall alter or impair any option previously granted to him under the Plan.

                                    ARTICLE XI

                                  Administration

     (A) Compensation Committee. The Plan shall be administered by the Compensation Committee which shall have the power, consistent with the provi-sions of the Plan, to:

         (i) determine and designate from time to time those employees or directors of the Company or of any Subsidiary to whom options are to be granted, whether such options are intended to be ISO's and the number of Shares for which options shall be granted to each such employee;

         (ii)    determine the number of Shares subject to each option;

         (iii) determine the time or times and the manner when each option shall be exercisable and the duration of the exercise period;

         (iv) establish procedures at the Compensation Committee's discre-tion, and if permitted by the restrictions in the Company's financing agreements, for a Holder (1) to have withheld from the total number of Shares to be acquired upon the exercise of an option that number of shares having a Fair Market Value, which, together with such cash as shall be paid with respect to fractional Shares, shall equal the option exercise price and/or the obligation of withholding for taxes incurred by the Holder upon such exercise, or (2) to exercise an option by delivering a number of Shares already owned by him having a Fair Market Value which shall equal the option exercise price and/or the obligation of withholding for taxes incurred by the Holder upon such exercise; and

         (v) establish a loan program, if permitted by the restrictions in the Company's financing agreements, to loan to a Holder who is still employed by the Company at the time of exercise an amount sufficient to satisfy the obligation of withholding for taxes incurred by the Holder upon such exercise and thereafter loan promptly to such Holder additional amounts sufficient to pay further withholding obligations as may be determined from time to time to be payable as a result of such exercise. Any amounts loaned to such Holder shall be evidenced by a promissory note from such Holder on such terms as are mutually agreed to by the Compensation Committee and the Holder.

     (B) Interpretations. The Board of Directors may interpret the Plan, prescribe, amend, and rescind any rules and regulations necessary or appropriate for the administration of the Plan, and make such other determinations and take such other action as it deems necessary or advisable. Any interpretation, determination, or other action made or taken by the Board of Directors shall be final, binding and conclusive.