Form 10-Q
period 1998-09-26
CHROMCRAFT REVINGTON INC
filed 1998-11-09
CIK 884130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the quarterly period ended September 26, 1998

                                  or

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


The number of shares outstanding for each of the Registrant's classes of common stock as of the latest practicable date: 10,925,888 shares of the Company's Common Stock, $.01 par value, were outstanding as of October 30, 1998.

                             TABLE OF CONTENTS


                                                                  Page Number
                                                                  -----------

Part I.  Financial Information

   Item 1.  Financial Statements

            Condensed Consolidated Statements of Earnings . . . . . .  3

            Condensed Consolidated Balance Sheets . . . . . . . . . .  4

            Condensed Consolidated Statements of Cash Flows . . . . .  5

            Notes to Condensed Consolidated Financial Statements. . .  6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . .  7


Part II.  Other Information

   Item 6.  Exhibits and reports on Form 8-K  . . . . . . . . . . . . 10


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                          Part I.  Financial Information
                          ------------------------------

Item 1.  Financial Statements

                    Condensed Consolidated Statements of Earnings (unaudited)

                                    Chromcraft Revington, Inc.
                              (In thousands, except per share data)

                                                Three Months Ended            Nine Months Ended
                                             ------------------------      ------------------------
                                             Sept. 26,      Sept. 27,      Sept. 26,      Sept. 27,
                                               1998           1997           1998           1997
                                             ---------      ---------      ---------      ---------
Sales                                        $  56,337      $  52,821      $ 174,639      $ 166,364

Cost of sales                                   41,860         39,419        130,541        124,856
                                             ---------      ---------      ---------      ---------
Gross margin                                    14,477         13,402         44,098         41,508

Selling, general and
  administrative expenses                        7,741          7,160         23,626         23,011
                                             ---------      ---------      ---------      ---------
Operating income                                 6,736          6,242         20,472         18,497

Interest expense                                   224            323            556            988
                                             ---------      ---------      ---------      ---------
Earnings before income
  tax expense                                    6,512          5,919         19,916         17,509

Income tax expense                               2,599          2,368          7,947          7,004
                                             ---------      ---------      ---------      ---------
Net earnings                                 $   3,913      $   3,551      $  11,969      $  10,505
                                             =========      =========      =========      =========
Earnings per share
  of common stock
      Basic                                  $     .35      $     .31      $    1.07      $     .92
                                             =========      =========      =========      =========
      Diluted                                $     .34      $     .30      $    1.03      $     .89
                                             =========      =========      =========      =========

Shares used in computing
  earnings per share
      Basic                                     11,081         11,387         11,209         11,442
                                             =========      =========      =========      =========
      Diluted                                   11,477         11,704         11,614         11,766
                                             =========      =========      =========      =========

See accompanying notes to condensed consolidated financial statements.

                         Condensed Consolidated Balance Sheets (unaudited)

                                    Chromcraft Revington, Inc.
                                          (In thousands)

                                             Sept. 26,      Sept. 27,       Dec. 31,
         Assets                                1998           1997            1997
         ------                              ---------      ---------      ---------
Accounts receivable                          $  33,495      $  32,232      $  26,905
Inventories                                     41,334         35,731         35,172
Deferred income taxes and other assets           2,794          3,170          2,974
                                             ---------      ---------      ---------

         Current assets                         77,623         71,133         65,051

Property, plant and equipment, net              36,829         37,330         37,445
Intangibles and other assets                    23,273         24,159         23,648
                                             ---------      ---------      ---------

         Total assets                        $ 137,725      $ 132,622      $ 126,144
                                             =========      =========      =========

         Liabilities and Stockholders' Equity
         ------------------------------------

Accounts payable                             $   9,304      $   7,871      $   8,450
Accrued liabilities                             14,127         15,277         12,670
                                             ---------      ---------      ---------
         Current liabilities                    23,431         23,148         21,120

Revolving credit facility                       11,800         18,000          9,000
Deferred income taxes and other liabilities      5,055          4,939          5,118
                                             ---------      ---------      ---------
         Total liabilities                      40,286         46,087         35,238
                                             ---------      ---------      ---------
Stockholders' equity

   Common stock and capital
     in excess of par value                     13,952         19,154         19,388
   Retained earnings                            83,487         67,381         71,518
                                             ---------      ---------      ---------
         Total stockholders' equity             97,439         86,535         90,906
                                             ---------      ---------      ---------

         Total liabilities and
           stockholders' equity              $ 137,725      $ 132,622      $ 126,144
                                             =========      =========      =========

See accompanying notes to condensed consolidated financial statements.

             Condensed Consolidated Statements of Cash Flows (unaudited)

                              Chromcraft Revington, Inc.
                                    (In thousands)

                                                               Nine Months Ended
                                                            ------------------------
                                                            Sept. 26,      Sept. 27,
                                                              1998           1997
                                                            ---------      ---------
Operating Activities
  Net earnings                                              $  11,969      $  10,505
      Adjustments to reconcile net earnings to net
        cash provided by operating activities
          Depreciation and amortization                         3,398          3,351
          Deferred income taxes                                   332            997
          Changes in assets and liabilities, net
              Accounts receivable                              (6,590)        (2,448)
              Inventories                                      (6,162)        (3,335)
              Accounts payable and accrued liabilities          2,311         (3,377)
              Other                                              (449)           104
                                                            ---------      ---------
          Cash provided by operating activities                 4,809          5,797
                                                            ---------      ---------
Investing Activities
  Capital expenditures                                         (2,177)        (1,783)
  Disposal of property, plant and equipment                         4             81
                                                            ---------      ---------
          Cash used in investing activities                    (2,173)        (1,702)
                                                            ---------      ---------
Financing Activities
  Net borrowings (repayments) under
    revolving credit facility                                   2,800         (2,200)
  Proceeds from exercise of stock options                         148            -
  Repurchase and cancellation of common stock                  (5,584)        (1,895)
                                                            ---------      ---------
          Cash used in financing activities                    (2,636)        (4,095)
                                                            ---------      ---------

Net change in cash                                          $     -        $     -
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 26, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

Note 3.  Shares Used In Computing Earnings Per Share

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 396,000 and 317,000 shares for the three months ended September 26, 1998 and September 27, 1997, respectively, and 405,000 and 324,000 shares for the nine months ended September 26, 1998 and September 27, 1997, respectively.

Note 4.  Inventories

Inventories consisted of the following:

                                                    (In thousands)
                                        ---------------------------------------
                                        Sept. 26,      Sept. 27,       Dec. 31,
                                          1998           1997            1997
                                        ---------      ---------      ---------
    Raw materials                       $  14,463      $  10,740      $  11,033
    Work-in-process                         7,118          6,337          5,810
    Finished goods                         21,717         20,088         19,880
                                        ---------      ---------      ---------
    Inventories at FIFO cost               43,298         37,165         36,723
    LIFO reserve                           (1,964)        (1,434)        (1,551)
                                        ---------      ---------      ---------
                                        $  41,334      $  35,731      $  35,172
                                        =========      =========      =========

Note 5.  Accrued Liabilities

Accrued liabilities consisted of the following:

                                                     (In thousands)
                                         --------------------------------------
                                         Sept. 26,      Sept. 27,      Dec. 31,
                                           1998           1997           1997
                                         ---------      ---------      --------
    Employee benefit plans               $   3,642      $   4,003      $  3,999
    Salaries, wages and commissions          2,200          2,049         1,497
    Vacation and holiday pay                 1,498          1,887         1,234
    Workers' compensation plans              1,266          1,115         1,268
    Advertising and promotion                1,584          1,690           978
    Other accrued liabilities                3,937          4,533         3,694
                                         ---------      ---------      --------
                                         $  14,127      $  15,277      $ 12,670
                                         =========      =========      ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

The following table sets forth the results of operations of Chromcraft Revington, Inc. (the "Company") for the three and nine months ended September 26, 1998 and September 27, 1997 expressed as a percentage of sales.

                             Three Months Ended            Nine Months Ended
                          ------------------------      ------------------------
                          Sept. 26,      Sept. 27,      Sept. 26,      Sept. 27,
                            1998           1997           1998           1997
                          ---------      ---------      ---------      ---------
   Sales                    100.0 %        100.0 %        100.0 %        100.0 %
   Cost of sales             74.3           74.6           74.7           75.0
                          ---------      ---------      ---------      ---------
   Gross margin              25.7           25.4           25.3           25.0
   Selling, general and
    administrative expenses  13.7           13.6           13.6           13.9
                          ---------      ---------      ---------      ---------
   Operating income          12.0           11.8           11.7           11.1
   Interest expense            .5             .6             .3             .6
                          ---------      ---------      ---------      ---------
   Earnings before
    income tax expense       11.5           11.2           11.4           10.5
                          ---------      ---------      ---------      ---------
   Income tax expense         4.6            4.5            4.5            4.2
                          ---------      ---------      ---------      ---------
   Net earnings               6.9 %          6.7 %          6.9 %          6.3 %
                          =========      =========      =========      =========


Three and Nine Months Ended September 26, 1998 Compared to Three and Nine Months Ended September 27, 1997.
--------------------------------------------------------------------------------

Sales

Consolidated sales for the three and nine months ended September 26, 1998 increased 6.7% and 5.0%, respectively, as compared to the prior year periods.

The sales increase for the quarter and first nine months of 1998 was primarily due to higher shipments of occasional, bedroom and commercial furniture. Dining room furniture sales were slightly lower for the quarter and nine months ended September 26, 1998 as compared to the same periods last year. Upholstered furniture sales were lower for the three and nine months ended September 26, 1998 as compared to the prior year periods primarily due to the elimination of low margin and nonprofitable products.

The sales increase for the first nine months of 1998 was primarily attributable to higher volume. Selling prices were slightly higher as compared to a year ago. Sales order backlog at the end of the third quarter was at approximately the same level as compared to the prior year.

Cost of Sales

Cost of sales as a percentage of sales was 74.3% and 74.7% for the three and nine month periods ended September 26, 1998, respectively, as compared to 74.6% and 75.0% for the three and nine month periods ended September 27, 1997. The cost percentage decrease for the third quarter of 1998 was primarily due to improved operating results at the Company's Cochrane Furniture subsidiary and a more favorable mix of products sold. The gross margin improvement was partially offset by manufacturing inefficiencies, primarily due to start-up costs incurred for new product introductions and employee attrition resulting from tight labor market conditions. In addition, raw material costs and self-insured employee medical costs were higher as compared to the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 13.7% and 13.6% for the three and nine month periods ended September 26, 1998 as compared to 13.6% and 13.9% for the year ago periods, respectively. Selling, general and administrative expenses as a percentage of sales for the third quarter was up slightly as compared to the prior year quarter due, in part, to higher incentive earnings and an increase in showroom rent expense.

Interest Expense

Interest expense for the third quarter of 1998 was $224,000 as compared to $323,000 for the prior year period. For the first nine months of 1998, interest expense was $556,000 as compared to $988,000 for the year-earlier period. The decrease in interest expense for 1998 was primarily due to lower average bank borrowings.

Income Tax Expense

The Company's effective tax rate was 39.9% for the three and nine month periods ended September 26, 1998 as compared to 40.0% for the three and nine month periods ended September 27, 1997. The slight reduction in the Company's effective tax rate was due to lower state income taxes.

Liquidity and Capital Resources

The operating activities of the Company provided $4,809,000 of cash during the nine months ended September 26, 1998 as compared to $5,797,000 during the nine months ended September 27, 1997. The decrease in cash generated from operating activities during the first nine months of 1998 as compared to the prior year period was mainly due to an increase in working capital investment, primarily in inventories and accounts receivable. Inventories at September 26, 1998 were $5,603,000 higher as compared to the year ago level. The build-up of inventories was due, in part, to an increase in imported furniture and parts that require longer lead times to insure timely delivery to customers. The Company expects inventory levels to decline in the fourth quarter of this year. Higher accounts receivable at September 26, 1998, as compared to the prior year quarter end, were primarily attributable to the increased sales volume in 1998.

The Company invested $2,177,000 in capital expenditures for the first nine months of 1998 as compared to $1,783,000 during the year ago period. The Company expects additions to property, plant and equipment to be approximately $3,200,000 for the year ending December 31, 1998. Capital expenditures for the year ended December 31, 1997 were $2,712,000.

The Company's financing activities used $2,636,000 of cash during the first nine months of 1998 as compared to $4,095,000 used during the first nine months of 1997. The Company's Board of Directors authorized the repurchase of the Company's common stock. For the nine months ended September 26, 1998, the Company retired 311,248 shares of common stock purchased for $5,584,000. For the same period last year, the Company retired 141,600 shares purchased for $1,895,000. As of September 26, 1998, 537,152 shares were available for repurchase under the stock buyback program.

For the first nine months of 1998, the Company financed a portion of its cash needs through additional borrowings under its bank revolving credit facility. Total borrowings under the facility were $11,800,000 at September 26, 1998. Unused capacity under the revolving credit facility, after reduction for outstanding letters of credit, equaled $46,579,000 at the end of the third quarter.

Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has established committees at its operating subsidiaries to identify Year 2000 issues, including a review and assessment of information technology (IT) and non-IT systems (embedded technology). The Company has determined that it will be required to modify or replace portions of its computer software and hardware systems so that they will properly utilize dates beyond December 31, 1999. The Company has initiated remediation and testing, and estimates that the Year 2000 project will be completed by the end of the second quarter 1999. The Company expects to spend approximately $300,000 and $500,000 in 1998 and 1999, respectively, primarily for computer hardware and operating system replacement, for Year 2000 compliance. Most of these expenditures will be capitalized and funded through operating cash flow. While the Company has been conducting a comprehensive Year 2000 review of its IT and non-IT systems, there may be Year 2000-related matters that have not been identified.

The Company has received information from significant suppliers or third party service providers on their plans to address the Year 2000 issue. While the Company expects a successful resolution of its Year 2000 issues, there can be no assurances that systems of other companies on which the Company relies will be timely converted or that the failure to convert by another company would not have an adverse effect on the Company's systems. The Company has not learned of any systems of another company on which the Company relies which will not be Year 2000 compliant. The Company has initiated development of contingency plans in the event of a business interruption due to the Year 2000 issue, including the identification of alternate suppliers.

Forward-Looking Statements

Certain matters included in this discussion are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," including expenditures to address, and the impact of, Year 2000 computer issues. These forward looking statements can be generally identified as such because the context of the statements includes words such as "plans," "may" and "expects" or words of similar import. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reported or expected as of the date of this report. Among the risks and uncertainties that could cause actual results to differ materially from those reported or anticipated are (i) general economic conditions, (ii) cyclical nature of the furniture industry, and (iii) competition in the furniture industry.


                           Part II.  Other Information
                           ---------------------------


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         None

   (b)   Reports on Form 8-K

         None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  CHROMCRAFT REVINGTON, INC.
                                                  --------------------------
                                                  (Registrant)



Date:  November 9, 1998                           /s/ Frank T. Kane
       ----------------                           --------------------------
                                                  Frank T. Kane
                                                  Vice President - Finance
                                                  (Duly Authorized Officer and
                                                  Chief Financial Officer)