Form 10-K
period 1998-12-31
CHROMCRAFT REVINGTON INC
filed 1999-03-29
CIK 884130

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the fiscal year ended December 31, 1998
                                   or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 9, 1999, there were 10,771,748 shares of the Company's common stock ($.01 par value) outstanding. The aggregate market value of the voting stock held by nonaffiliates of the Company as of March 9, 1999 was $71.6 million.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual shareholders meeting to be held April 30, 1999 are incorporated by reference into Part III.

                                     INDEX


                                                                  Page Number
PART I                                                            -----------

   Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . .  2
   Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . .  5
   Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . .  5
   Item 4.  Submission of Matters to a Vote of Security Holders  . . .  6
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
   Item 13. Certain Relationships and Related Transactions . . . . . . 12

PART IV

   Item 14. Exhibits, Financial Statement Schedules and
            Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . 12

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                                     PART I

Item 1. Business
----------------

General

Chromcraft Revington, Inc. ("Chromcraft Revington"), incorporated in 1992 under the laws of Delaware, is engaged in the design, manufacture and sale of residential and commercial furniture through its wholly-owned subsidiaries, Chromcraft Corporation ("Chromcraft"), Peters-Revington Corporation ("Peters-Revington"), Silver Furniture Co., Inc. ("Silver Furniture") and Cochrane Furniture Company, Inc. ("Cochrane Furniture"). Chromcraft Revington is headquartered in Delphi, Indiana.

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

On April 3, 1995, Chromcraft Revington acquired Silver Furniture, a manufacturer and importer of occasional tables. Silver Furniture has manufacturing and warehousing operations in Knoxville, Tennessee. On November 8, 1996, Chromcraft Revington acquired Cochrane Furniture, a manufacturer of dining room, bedroom and upholstered furniture. Cochrane Furniture has manufacturing facilities in Lincolnton and Warrenton, North Carolina.

Chromcraft Revington and its subsidiaries (collectively the "Company") have several operating segments which are aggregated into one reportable segment, in accordance with Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." No material amount of the Company's sales is dependent upon a single customer. Sales outside of the United States represent approximately 1% of total sales.


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

The Company also designs, manufactures, imports and sells entry level-to-medium priced occasional tables and entertainment centers under the Silver Furniture brand name. These products are generally designed with a contemporary appeal, utilizing special finishes and unique styling. Silver Furniture tables are constructed using a variety of materials, including wood, medium density fiber board, glass and metal. The Company sources its internally designed imported furniture mainly from factories located in the Far East and Mexico. Silver Furniture products are sold primarily in the United States and Canada through company sales personnel to national and regional furniture retailers and through independent sales representatives to independent furniture retailers.

Bedroom Furniture
The Company manufactures and sells solid wood bedroom furniture primarily in oak, cherry or maple under the Cochrane Furniture brand name. Bedroom furniture includes beds, dressers, night stands and mirrors primarily in traditional styling. Cochrane Furniture competes primarily at the medium price points in bedroom furniture. Products are sold mainly in the United States through independent sales representatives to national, regional and independent furniture retail stores.

Dining Room Furniture
The Company manufactures and sells casual dining furniture under the Chromcraft brand name. Casual dining furniture is designed for use in dining rooms, family rooms, recreation rooms, kitchens and apartments without formal dining areas. The product line consists primarily of coordinated dining suites in a contemporary or traditional style that include tables with laminated, wood or glass table tops, stationary and tilt-swivel chairs, pedestal chairs and barstools. Chairs are upholstered in a variety of fabrics and vinyls, while tables are manufactured from metal, wood, glass, faux marble and other materials, and come in a variety of shapes. Chromcraft competes at the medium-to-higher price points in casual dining. Chromcraft's casual dining furniture is sold in the United States through company sales personnel and independent sales representatives to national, regional, independent and specialty dining retail furniture stores.

The Company manufactures and sells medium-priced solid wood dining room furniture primarily in oak, cherry and maple under the Cochrane Furniture brand name mainly in traditional or country styling. Dining room tables are offered in solid wood or a high pressure laminate table top with a solid wood edge. Cochrane offers a broad line of armed and side chairs, buffets, chinas and serving pieces. Products are sold primarily in the United States through independent sales representatives to national, regional and independent furniture retail stores.

Upholstered Furniture
The Company manufactures and sells upholstered sofas, chairs and ottomans under the Cochrane Furniture brand name. Styled in traditional or contemporary patterns in a wide selection of fabrics, Cochrane generally uses a heat tempered coil seat construction to evenly distribute body weight. Cochrane uses primarily hardwoods in the construction of its furniture frames. Seat cushions are made with high-density, high-resilience polyurethane foam, wrapped in polyester fiber for consistent comfort. Cochrane upholstered furniture competes at the mid-to-higher price points. Products are sold through independent sales representatives to national, regional and independent furniture retail stores.

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

Manufacturing

The Company's manufacturing operations include cutting, shaping, sanding, lacquering, finishing and final assembly of wood furniture, metal fabricating, plating, powder-coat painting, chair foam production for its casual dining furniture and cutting and sewing of upholstery fabric. The Company also operates a rough mill and woodworking plant which processes green lumber into parts for internal use in the Company's bedroom, dining room and upholstered furniture production.


Raw Materials

Major raw materials are wood, steel, fabrics, glass, medium-density fiber board, wood finishing materials, cartons, foam for cushions and paddings, and mechanisms. Suppliers are selected for their ability to deliver high quality products on a timely basis and at competitive prices. The Company believes that supplies of raw materials are available in sufficient quantities from an adequate number of suppliers. The Company did not experience any significant shortage of raw materials during 1998.


Inventory and Seasonal Requirements

The Company maintains a finished goods inventory for occasional, dining and bedroom furniture in order to respond quickly to customer delivery needs. Most casual dining, upholstered and commercial furniture is made to customer specifications and, therefore, not carried in stock. The Company does maintain a limited number of casual dining, upholstered and commercial furniture items for quick delivery programs. The Company's sales have historically not been subject to material seasonal fluctuations.


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


Backlog

The Company's backlog of sales orders was approximately $21.4 million at December 31, 1998, as compared to approximately $25.0 million at December 31, 1997. Order backlog at any particular time is not necessarily indicative of the level of future shipments.


Environment

The Company believes it is in compliance in all material respects with all federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water, and establish standards for the treatment of hazardous wastes.

Employees

The Company and its subsidiaries employ a total of approximately 2,400 people. Production employees at the Company's Knoxville, Tennessee location are represented by a labor union under a collective bargaining agreement. The Company considers its relations with its employees to be good.


Item 2. Properties
------------------

The following table summarizes the Company's facilities as of December 31, 1998.


                   Square                         Type of            Owned/
   Location         Feet       Operations        Furniture           Leased
--------------    -------    --------------    --------------    --------------

Delphi, IN        490,000    Manufacturing/    Occasional        Owned
                             warehousing

Knoxville, TN     160,000    Manufacturing/    Occasional        Owned
                             warehousing

Knoxville, TN     117,000    Warehousing       Occasional        Leased
                                                                 (expires 2001)

Lincolnton, NC    368,000    Manufacturing/    Dining room/      Owned
                             warehousing       bedroom

Lincolnton, NC    152,000    Manufacturing     Upholstery        Owned

Lincolnton, NC    159,000    Manufacturing/    Upholstery        Owned
                             warehousing

Senatobia, MS     560,000    Manufacturing/    Casual dining/    Leased
                             warehousing       commercial        (expires 2061)

Warrenton, NC     166,000    Manufacturing     Dining room/      Owned
                                               bedroom


The Company also leases trucks, trailers and other transportation equipment and showroom facilities in High Point, North Carolina and Chicago, Illinois. Management believes the properties and equipment of its subsidiaries are well maintained, in good operating condition and adequate to support present operations.


Item 3. Legal Proceedings
-------------------------

The Company is not a party to any lawsuits, other than ordinary routine litigation incidental to its business.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Not applicable.


Executive Officers of Chromcraft Revington, Inc.
------------------------------------------------

Michael E. Thomas        57      President, Chief Executive Officer and Director
                                 since the Company's organization in 1992.

H. Martin Michael        57      Executive Vice President and Director since the
                                 Company's organization in 1992. President of Chromcraft since July, 1990.

Frank T. Kane            45      Vice President-Finance, Chief Financial Officer
                                 and Secretary since the Company's organization in 1992.



                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
--------------------------------------------------------------------------------

The Company's common stock is traded on the New York Stock Exchange. The following table sets forth the high and low sales prices of the Company's common stock, as reported on the New York Stock Exchange, as adjusted for the two-for-one stock split effective June 10, 1998.

                                          1998                    1997
                                  --------------------    --------------------
                                    High        Low         High        Low
                                  --------    --------    --------    --------
First quarter                     18 11/16    13 13/16    15 3/4      13 13/16
Second quarter                    20 1/16     17 1/2      14 13/16    13 1/8
Third quarter                     19 5/16     13 11/16    15 3/16     13
Fourth quarter                    18 1/4      14 3/4      16 5/16     15 1/8


As of March 9, 1999, there were approximately 61 security holders of record of the Company's common stock.

The Company intends to retain cash for internal and external growth and development of its business and currently does not anticipate paying cash dividends. At December 31, 1998, unrestricted retained earnings available for dividends were $29,698,000.

Item 6. Selected Financial Data
-------------------------------

(Dollars in thousands, except per share data)
                                                              Year Ended December 31,
                                         -----------------------------------------------------------------
                                            1998          1997          1996          1995          1994
                                         ---------     ---------     ---------     ---------     ---------
Operating Results(1)
Sales                                    $ 236,744     $ 225,629     $ 175,899     $ 152,609     $ 134,112
Cost of sales                              176,988       169,802       128,217       111,787        96,567
                                         ---------     ---------     ---------     ---------     ---------
Gross margin                                59,756        55,827        47,682        40,822        37,545
Selling, general and
   administrative expenses                  31,964        30,200        24,235        20,478        18,316
                                         ---------     ---------     ---------     ---------     ---------
Operating income                            27,792        25,627        23,447        20,344        19,229
Interest expense, net                          739         1,265           221           236           252
                                         ---------     ---------     ---------     ---------     ---------
Earnings before income tax expense          27,053        24,362        23,226        20,108        18,977
Income tax expense                          10,794         9,720         9,290         8,134         7,786
                                         ---------     ---------     ---------     ---------     ---------
Net earnings                             $  16,259     $  14,642     $  13,936     $  11,974     $  11,191
                                         =========     =========     =========     =========     =========

Earnings per share of common stock(2)
   Basic                                 $    1.46     $    1.28     $    1.21     $    1.05     $     .98
                                         =========     =========     =========     =========     =========
   Diluted                               $    1.41     $    1.25     $    1.19     $    1.02     $     .96
                                         =========     =========     =========     =========     =========

Shares used in computing earnings per share(2)
   Basic                                    11,137        11,418        11,474        11,453        11,428
   Diluted                                  11,533        11,755        11,740        11,696        11,657


Financial Position (December 31,)(1)
Working capital                          $  49,825     $  43,931     $  40,343     $  21,920     $  17,466
Total assets                               129,645       126,144       129,942        85,825        69,257
Total debt                                   5,400         9,000        20,200         1,500            -
Stockholders' equity                        97,117        90,906        77,925        63,782        51,622

Other Data(1)
Operating income (% of sales)                11.7%         11.4%         13.3%         13.3%         14.3%
Depreciation and amortization            $   4,534     $   4,383     $   3,729     $   3,853     $   4,415
Capital expenditures                         3,388         2,712         3,060         5,514         3,393


(1) Silver Furniture and Cochrane Furniture are included in the consolidated results from their acquisition dates of April 3, 1995 and November 8, 1996, respectively.

(2) Adjusted for the two-for-one stock split effective June 10, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

General

Chromcraft Revington designs, manufactures and sells residential and commercial furniture through its wholly-owned subsidiaries, Chromcraft, Peters-Revington, Silver Furniture and Cochrane Furniture. The Company's operating results include the operations of Cochrane Furniture, acquired November 8, 1996, from the date of its acquisition (see Note 2 to the consolidated financial statements on page F-6).

The following table sets forth the Company's results of operations for the years ended December 31, 1998, 1997 and 1996 expressed as a percentage of the Company's sales.

                                               Year Ended December 31,
                                       --------------------------------------
                                         1998           1997           1996
                                       --------       --------       --------
Sales                                    100.0%         100.0%         100.0%
Cost of sales                             74.8           75.3           72.9
                                       --------       --------       --------
Gross margin                              25.2           24.7           27.1
Selling, general and
   administrative expenses                13.5           13.3           13.8
                                       --------       --------       --------
Operating income                          11.7           11.4           13.3
Interest expense                            .3             .6             .1
                                       --------       --------       --------
Earnings before income tax expense        11.4           10.8           13.2
Income tax expense                         4.5            4.3            5.3
                                       --------       --------       --------
Net earnings                               6.9%           6.5%           7.9%
                                       ========       ========       ========

1998 compared to 1997

Consolidated sales for the year ended December 31, 1998 increased 4.9% to $236,744,000 from $225,629,000 reported in 1997. The sales increase was primarily due to higher shipments of occasional, bedroom and commercial furniture, partially offset by lower upholstered furniture sales. Upholstered furniture sales were lower in 1998 as compared to the prior year period primarily due to the elimination of low margin and nonprofitable products. Dining room furniture sales were at approximately the same level as compared to the prior year. The consolidated sales increase in 1998 was primarily due to higher unit volume.

Gross margin as a percentage of sales increased to 25.2% from 24.7% in 1997.
The percentage increase in 1998 was primarily due to the improved operating results at Cochrane Furniture, as a result of cost containment and improved manufacturing processes. The gross margin improvement was partially offset by manufacturing inefficiencies at the Company's Chromcraft subsidiary and higher employee health care costs. The manufacturing inefficiencies were primarily due to start-up costs incurred for new product introductions and employee attrition resulting from tight labor market conditions.

Selling, general and administrative expenses increased $1,764,000 to $31,964,000, or 13.5% of sales, in 1998 from $30,200,000, or 13.3% of sales, in
1997. The higher cost percentage in 1998 was mainly due to an increase in incentive compensation.

Interest expense for the year ended December 31, 1998 was $739,000 as compared to $1,265,000 for the prior year period. The decrease in interest expense for 1998 was primarily due to lower average bank borrowings. Interest rates were slightly lower in 1998 as compared to 1997.

The Company's effective tax rate was 39.9% for the years ended December 31, 1998 and 1997.

Diluted earnings per share increased 12.8% to $1.41 in 1998 as compared to $1.25 in 1997. Average common shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of 396,000 in 1998 and 337,000 in 1997. Shares used in computing diluted earnings per share for 1998 decreased 1.9% as compared to the prior year period. During 1998, the Company retired 590,548 shares of its common stock acquired under a share repurchase program. These stock purchases had the effect of increasing diluted earnings per share by approximately $.02 for the year ended December 31, 1998.


1997 compared to 1996

Consolidated sales in 1997 increased 28.3% to $225,629,000 from $175,899,000 in 1996. The sales increase was mainly due to the Cochrane Furniture acquisition. On a comparable basis, excluding the Cochrane Furniture operations, consolidated sales for 1997 were slightly lower than the prior year period as a result of a decrease in occasional furniture shipments. Sales of dining and commercial furniture were slightly higher in 1997 as compared to the year ago period. The Company increased selling prices during 1997 to offset slightly higher costs to the extent possible in a competitive market.

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

Diluted earnings per share were $1.25 in 1997 and $1.19 in 1996. Average common shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of 337,000 in 1997 and 266,000 in 1996.

Liquidity and Capital Resources

The operating activities of the Company provided $16,985,000 of cash for the year ended December 31, 1998, an increase of $1,519,000 from the amount provided in 1997. Cash generated from operations improved in 1998 due, in part, to an increase in net earnings and higher depreciation expense. Inventories at December 31, 1998 were $2,958,000 higher as compared to the year ago level. The working capital investment in inventories was mainly due to an increase in imported furniture and parts that requires longer lead times to insure timely delivery to customers.

The investing activities used $3,337,000 and $2,605,000 of cash during the years ended December 31, 1998 and 1997, respectively. Capital expenditures, primarily for equipment purchases, were $3,388,000 and $2,712,000 for 1998 and 1997, respectively. The majority of the expenditures for 1998 were for new computer-controlled equipment for wood processing, metal bending and welding, and fabric cutting. Capital expenditures in 1999 are expected to be approximately $4,800,000. Capital expenditures for the year ended December 31, 1996 were $3,060,000.

Financing activities used $13,648,000 of cash during 1998, primarily to acquire shares of the Company's common stock and reduce bank indebtedness. During 1998, the Company retired 590,548 shares of common stock purchased for $10,196,000 under its share repurchase program. At December 31, 1998, 267,852 shares were available for purchase under the share repurchase program. On February 8, 1999 the Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares of the Company's common stock.

Cash used by financing activities during 1997 totalled $12,861,000, primarily for the reduction of bank indebtedness. In addition, the Company retired 141,600 shares purchased for $1,895,000 under the share repurchase program.

The Company has a revolving credit facility with a commitment level of $60,000,000 that matures December 20, 2000. The interest rate under the facility is determined at the time of each borrowing and is based on one of a variety of floating rate indices or a bank prime lending rate. Total borrowings under the facility were $5,400,000 at December 31, 1998. Unused capacity under the revolving credit facility, after reduction for outstanding letters of credit, equalled $52,882,000 at the end of 1998.

Management expects that cash flow from operations and availability under its revolving credit facility will continue to be sufficient to meet future business needs. The Company plans to grow its businesses internally and through acquisitions. Accordingly, the Company plans to retain cash in the business and currently does not anticipate paying cash dividends on its common stock. In 1999, absent an acquisition, the Company expects to generate excess cash flow from operations, which will be used to reduce bank indebtedness, to repurchase Company common stock, or for general corporate purposes.

Year 2000 Issue
---------------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has established committees at its operating subsidiaries to identify Year 2000 issues, including a review of information technology (IT) and non-IT systems. The Company has determined that it will be required to modify or replace portions of its computer software and hardware systems so that they will properly utilize dates beyond December 31, 1999. The Company has initiated remediation and testing, and estimates that the Year 2000 project will be completed by the end of the third quarter 1999. For Year 2000 compliance, the Company has spent $234,000 in 1998 and expects to spend approximately $650,000 in 1999, primarily for hardware and operating system replacement. Most of these expenditures will be capitalized and funded through operating cash flow.

The Company has received information from significant suppliers or third party service providers on their plans to address the Year 2000 issue. While the Company expects a successful resolution of all issues, there can be no assurances that the Company's systems or the systems of other companies on which the Company's systems rely will be timely converted or that the failure to convert by another company would not have an adverse effect on the operations of the Company. The Company has initiated development of contingency plans in the event of a business interruption due to the Year 2000 issue, including the identification of alternate suppliers and manual workarounds.

Forward-Looking Statements
--------------------------

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


Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

The financial statements and schedule are listed in Part IV, Items 14(a) (1) and (2).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------

None.


                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

The sections entitled "Election of Directors" on page 3 and "Common Stock Beneficially Owned by Directors and Executive Officers" on pages 4 and 5 of the Company's Proxy Statement dated April 2, 1999 are incorporated herein by reference, and have been omitted pursuant to Instruction G of Form 10-K since the Company intends to file with the Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 1998 fiscal year.


Item 11. Executive Compensation
-------------------------------

The sections entitled "Executive Compensation" on pages 6 through 9, "Compensation Committee Report on Executive Compensation" on pages 9 through 11 and "Stock Performance Graph" on page 12 of the Company's Proxy Statement dated April 2, 1999 are incorporated herein by reference, and have been omitted pursuant to Instruction G of Form 10-K since the Company intends to file with the Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 1998 fiscal year.


Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The sections entitled "Common Stock Beneficially Owned by Directors and Executive Officers" on pages 4 and 5 and "Voting Securities and Principal Stockholders" on pages 1 and 2 of the Company's Proxy Statement dated April 2, 1999 are incorporated herein by reference, and have been omitted pursuant to

Instruction G of Form 10-K since the Company intends to file with the Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 1998 fiscal year.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

None.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

(a) 1. and 2. List of Financial Statements and Financial Statement Schedule:


The following Consolidated Financial Statements of the Company are included in this report on Form 10-K:

                                                                Page Reference
                                                                --------------
   Consolidated Statements of Earnings for the years ended
     December 31, 1998, 1997, and 1996                                F-1

   Consolidated Balance Sheets at December 31, 1998 and 1997          F-2

   Consolidated Statements of Stockholders' Equity for the years
     ended December 31, 1998, 1997, and 1996                          F-3

   Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997, and 1996                                F-4

   Notes to Consolidated Financial Statements                         F-5

   Independent Auditors' Report                                       F-12

   Quarterly Financial Information (unaudited)                        F-13

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

     (4.7) Credit Agreement, dated December 20, 1995, among the Registrant, the Banks party thereto and NBD Bank N.A., as agent for the Banks, filed as Exhibit No. 4.7 to Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

     (10.1) Lease, dated February 15, 1962, between the Board of Supervisors of Tate County, Mississippi as Landlord and Chromcraft Corporation as Tenant, filed as Exhibit No. 10.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

     (10.3) Form of Registration Rights Agreement between the Registrant and 399 Venture Partners, Inc., formerly Citicorp Investments, Inc., filed as Exhibit No. 10.3 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

     (10.12) Contract, dated April 3, 1961, between the City of Senatobia, Tate County, Mississippi, the Board of Supervisors of Tate County, Mississippi, and Chromcraft Corporation, filed as Exhibit No.
              10.12 to Form S-1, Pre-Effective Amendment No. 1, registration number 33-45902, as filed with the Securities and Exchange Commission on March 17, 1992, is incorporated herein by reference.

     (10.13) Lease, dated September 9, 1966, between the Board of Supervisors of Tate County, Mississippi as Landlord and Chromcraft Corporation as Tenant, filed as Exhibit No. 10.13 to Form S-1, Pre-Effective Amendment No. 1, registration number 33-45902, as filed with the Securities and Exchange Commission on March 17, 1992, is incorporated herein by reference.

     (10.14) Contract, dated May 5, 1969, between the Board of Supervisors of Tate County, Mississippi and Chromcraft Corporation, filed as Exhibit No. 10.14 to Form S-1, Pre-Effective Amendment No. 1, registration number 33-45902, as filed with the Securities and Exchange Commission on March 17, 1992, is incorporated herein by reference.

     (10.15) Contract and Lease Agreement, dated April 17, 1972, between Tate County, Mississippi as Landlord and Chromcraft Corporation as Tenant, filed as Exhibit No. 10.15 to Form S-1, Pre-Effective Amendment No. 1, registration number 33-45902, as filed with the Securities and Exchange Commission on March 17, 1992, is incorporated herein by reference.

Executive Compensation Plans and Arrangements
---------------------------------------------

     (10.4) Chromcraft Revington, Inc. 1992 Stock Option Plan, as amended, filed as Exhibit No. 10.4 to Form 10-Q for the quarter ended June 27, 1998, is incorporated herein by reference.

     (10.51) Chromcraft Revington, Inc. Short Term Executive Incentive Plan, effective January 1, 1998.*

     (10.55) Chromcraft Revington, Inc. Long Term Executive Incentive Plan, effective January 1, 1998.*

     (10.6) Chromcraft Revington Directors Deferred Compensation Plan, effective January 1, 1999.*

     (10.7) Chromcraft Revington, Inc. Supplemental Executive Retirement Plan, as amended and restated, effective December 3, 1998.*

     (10.75) Supplemental Executive Retirement Plan Trust Agreement, dated April 16, 1993, between the Registrant and Bank One, Indianapolis, National Association, filed as Exhibit No. 10.75 to Form 10-Q for the quarter ended July 3, 1993, is incorporated herein by reference.

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

                                  --------------------

     (21.1)   Subsidiaries of the Registrant.*

     (23.1)   Consent of Independent Auditors.*

     (24.1)   Powers of Attorney.*

     (27.0)   Financial Data Schedule.*

                                  --------------------
    * filed herewith.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed with the Commission during the fourth quarter of 1998.

(c) Exhibits

    The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules

    The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Chromcraft Revington, Inc.
                                                   ----------------------------
                                                   (Registrant)


Date:  March 26, 1999                          By: /s/ Michael E. Thomas
       --------------                              ----------------------------
                                                   Michael E. Thomas, President
                                                   and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Chromcraft Revington, Inc. and in the capacities and on the date indicated.


     Signatures                       Title                         Date
---------------------    ----------------------------------    --------------

/s/ Michael E. Thomas    President, Chief Executive            March 26, 1999
---------------------    Officer and Director                  --------------
Michael E. Thomas


*H. Martin Michael       Executive Vice President
---------------------    and Director
H. Martin Michael


/s/ Frank T. Kane        Vice President - Finance              March 26, 1999
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


By: /s/ Michael E. Thomas                                      March 26, 1999
-------------------------                                      --------------
Michael E. Thomas, Attorney-in-fact*

                                   Consolidated Statements of Earnings

                                        Chromcraft Revington, Inc.
                                  (In thousands, except per share data)


                                                                        Year Ended December 31,
                                                               -----------------------------------------
                                                                  1998            1997            1996
                                                               ---------       ---------       ---------
Sales                                                          $ 236,744       $ 225,629       $ 175,899
Cost of sales                                                    176,988         169,802         128,217
                                                               ---------       ---------       ---------
Gross margin                                                      59,756          55,827          47,682
Selling, general and administrative expenses                      31,964          30,200          24,235
                                                               ---------       ---------       ---------
Operating income                                                  27,792          25,627          23,447
Interest expense                                                     739           1,265             221
                                                               ---------       ---------       ---------
Earnings before income tax expense                                27,053          24,362          23,226
Income tax expense                                                10,794           9,720           9,290
                                                               ---------       ---------       ---------
Net earnings                                                   $  16,259       $  14,642       $  13,936
                                                               =========       =========       =========

Earnings per share of common stock
   Basic                                                       $    1.46       $    1.28       $    1.21
                                                               =========       =========       =========
   Diluted                                                     $    1.41       $    1.25       $    1.19
                                                               =========       =========       =========

Shares used in computing earnings per share
   Basic                                                          11,137          11,418          11,474
   Diluted                                                        11,533          11,755          11,740


See accompanying notes to the consolidated financial statements

                                Consolidated Balance Sheets

                                 Chromcraft Revington, Inc.
                             (In thousands, except share data)


                                                                      December 31,
                                                               -------------------------
                                                                  1998            1997
                                                               ---------       ---------
Assets
Accounts receivable, less allowances of $1,211 and $1,462      $  26,884       $  26,905
Inventories                                                       38,130          35,172
Deferred income taxes                                              1,231           1,942
Other assets                                                       3,482           1,032
                                                               ---------       ---------
   Current assets                                                 69,727          65,051

Property, plant and equipment, at cost,
   less accumulated depreciation                                  37,094          37,445
Goodwill and tradenames, less accumulated amortization
   of $6,969 and $6,137                                           21,296          22,128
Other assets                                                       1,528           1,520
                                                               ---------       ---------
   Total assets                                                $ 129,645       $ 126,144
                                                               =========       =========

Liabilities and Stockholders' Equity
Accounts payable                                               $   6,939       $   8,450
Accrued liabilities                                               12,963          12,670
                                                               ---------       ---------
   Current liabilities                                            19,902          21,120

Revolving credit facility                                          5,400           9,000
Deferred income taxes                                              2,196           2,014
Deferred compensation                                              3,093             620
Other liabilities                                                  1,937           2,484
                                                               ---------       ---------
   Total liabilities                                              32,528          35,238
                                                               ---------       ---------

Stockholders' equity
   Common stock, $.01 par value, authorized 20,000,000 shares,
      issued and outstanding 10,795,788 and 11,368,536 shares        108             114
   Capital in excess of par value                                  9,232          19,274
   Retained earnings                                              87,777          71,518
                                                               ---------       ---------
      Total stockholders' equity                                  97,117          90,906
                                                               ---------       ---------
   Total liabilities and stockholders' equity                  $ 129,645       $ 126,144
                                                               =========       =========

See accompanying notes to the consolidated financial statements

                                    Consolidated Statements of Stockholders' Equity

                                               Chromcraft Revington, Inc.
                                                 (Dollars in thousands)


                                                   Common Stock         Capital in                       Total
                                              ---------------------     Excess of      Retained      Stockholders'
                                                Shares       Amount     Par Value      Earnings         Equity
                                              ----------     ------     ---------      --------      -------------

Balance at January 1, 1996                    11,458,546     $ 115      $ 20,727       $ 42,940        $ 63,782

Exercise of stock options                         26,000        -            207             -              207
Net earnings                                                                             13,936          13,936
                                              ----------     -----      --------       --------        --------
Balance at December 31, 1996                  11,484,546       115        20,934         56,876          77,925

Repurchase and cancellation of stock            (141,600)       (1)       (1,894)                        (1,895)
Exercise of stock options                         25,590        -            234             -              234
Net earnings                                                                             14,642          14,642
                                              ----------     -----      --------       --------        --------
Balance at December 31, 1997                  11,368,536       114        19,274         71,518          90,906

Repurchase and cancellation of stock            (590,548)       (6)      (10,190)                       (10,196)
Exercise of stock options                         17,800        -            148             -              148
Net earnings                                                                             16,259          16,259
                                              ----------     -----      --------       --------        --------
Balance at December 31, 1998                  10,795,788     $ 108      $  9,232       $ 87,777        $ 97,117
                                              ==========     =====      ========       ========        ========

See accompanying notes to the consolidated financial statements

                               Consolidated Statements of Cash Flows

                                     Chromcraft Revington, Inc.
                                           (In thousands)


                                                                         Year Ended December 31,
                                                                 --------------------------------------
                                                                   1998           1997           1996
                                                                 --------       --------       --------
Operating Activities
   Net earnings                                                  $ 16,259       $ 14,642       $ 13,936
     Adjustments to reconcile net earnings to net cash
        provided by operating activities
          Depreciation and amortization                             4,534          4,383          3,729
          Deferred income taxes                                       893          1,782             (8)
          Changes in assets and liabilities, net of effect of
             acquired company
             Accounts receivable                                       21          2,879           (960)
             Inventories                                           (2,958)        (2,776)        (1,837)
             Accounts payable                                      (1,511)        (1,450)        (5,886)
             Accrued liabilities                                      293         (3,955)           736
             Other                                                   (546)           (39)          (182)
                                                                 --------       --------       --------
   Cash provided by operating activities                           16,985         15,466          9,528
                                                                 --------       --------       --------
Investing Activities
   Capital expenditures                                            (3,388)        (2,712)        (3,060)
   Disposal of property, plant and equipment                           51            107            257
   Investment in acquired company                                      -              -          (3,483)
                                                                 --------       --------       --------
   Cash used in investing activities                               (3,337)        (2,605)        (6,286)
                                                                 --------       --------       --------
Financing Activities
   Net borrowing (repayment) under revolving credit facility       (3,600)       (11,200)        18,700
   Refinance indebtedness of acquired company                          -              -         (22,149)
   Repurchase and cancellation of stock                           (10,196)        (1,895)            -
   Proceeds from exercise of stock options                            148            234            207
                                                                 --------       --------       --------
   Cash used in financing activities                              (13,648)       (12,861)        (3,242)
                                                                 --------       --------       --------

Net change in cash                                               $     -        $     -         $    -
                                                                 ========       ========       ========

See accompanying notes to the consolidated financial statements

                   Notes to Consolidated Financial Statements

                           Chromcraft Revington, Inc.
                               December 31, 1998


Note 1. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Chromcraft Revington, Inc. and its wholly-owned subsidiaries (together, the "Company"). All significant intercompany accounts and transactions have been eliminated.

The Company manufactures and sells residential and commercial furniture. Products are sold primarily through furniture dealers throughout the United States and Canada. The Company has several operating segments which are aggregated into one reportable segment, in accordance with Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information."


Use of Estimates

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Inventories

All inventories (materials, labor and overhead) are valued at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) basis represent approximately 70% and 67% of total inventories at December 31, 1998 and 1997, respectively. Remaining inventories are valued using the first-in, first-out (FIFO) basis.


Property, Plant and Equipment

Property, plant and equipment is stated on the basis of cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for tax purposes.


Revenue Recognition

Revenue from sales is recognized when the goods are shipped to the customer.


Intangibles

Intangible assets are stated on the basis of cost. The excess of purchase price over the fair value of net assets acquired (goodwill) and tradenames are being amortized on a straight-line basis principally over 40 years. The Company reviews the carrying value of goodwill whenever changes in circumstances indicate that the carrying amount may not be recoverable. When factors indicate that the recoverability of goodwill should be evaluated, the Company uses an estimate of the acquired business' undiscounted cash flows in determining whether an impairment loss is required.

Deferred Income Taxes

Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.


Earnings per Share

Basic and diluted earnings per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share." All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the requirements of Statement No. 128.


Stock Options

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for stock options and discloses the fair value of options granted as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."


Financial Instruments

The carrying amounts reported in the balance sheets for accounts receivable, accounts payable and borrowings under a bank revolving credit facility approximate their fair values. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of entities comprising the Company's customer base.


Impact of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.


Note 2. Acquisition of Cochrane Furniture Company, Inc.

On November 8, 1996, the Company acquired Cochrane Furniture Company, Inc. ("Cochrane Furniture"), a manufacturer of dining room, bedroom and upholstered furniture, for $3,483,000 in cash (including acquisition related expenses) and the assumption of $38,756,000 of Cochrane Furniture's liabilities.

The operations of Cochrane Furniture are included in the Consolidated Statements of Earnings from the date of acquisition. The transaction was accounted for as a purchase, and the purchase price has been allocated to assets acquired and liabilities assumed based on their fair market values at the date of acquisition. The unaudited pro forma results of operations for the year ended December 31, 1996, assuming the purchase of Cochrane Furniture had been consummated as of the beginning of the period, are sales of $245,658,000, net earnings of $11,409,000 and basic and diluted earnings per share of $0.99 and

$0.97, respectively. The pro forma information is presented for comparative purposes only and is not necessarily indicative of the operating results that would have occurred, nor is it necessarily indicative of subsequent operating results.


Note 3. Inventories

Inventories at December 31, 1998 and 1997 consisted of the following:

                                                           (In thousands)
                                                      -----------------------
                                                        1998           1997
                                                      --------       --------
Raw materials                                         $ 12,502       $ 11,033
Work-in-process                                          6,097          5,810
Finished goods                                          21,181         19,880
                                                      --------       --------
Inventories at FIFO cost                                39,780         36,723
LIFO reserve                                            (1,650)        (1,551)
                                                      --------       --------
                                                      $ 38,130       $ 35,172
                                                      ========       ========

Note 4. Property, Plant and Equipment

Property, plant and equipment at December 31, 1998 and 1997 consisted of the following:
                                                           (In thousands)
                                                      -----------------------
                                                        1998           1997
                                                      --------       --------
Land                                                  $  2,013       $  2,013
Buildings and improvements                              29,923         29,755
Machinery and equipment                                 39,323         37,415
Leasehold improvements                                     768            465
Construction in progress                                   662            205
                                                      --------       --------
                                                        72,689         69,853
Less accumulated depreciation and amortization         (35,595)       (32,408)
                                                      --------       --------
                                                      $ 37,094       $ 37,445
                                                      ========       ========

Note 5. Accrued Liabilities

Accrued liabilities at December 31, 1998 and 1997 consisted of the following:

                                                           (In thousands)
                                                      -----------------------
                                                        1998           1997
                                                      --------       --------
Employee benefit plans                                $  4,114       $  3,999
Salaries, wages and commissions                          1,837          1,497
Vacation and holiday pay                                 1,263          1,234
Workers' compensation plans                              1,158          1,268
Other accrued liabilities                                4,591          4,672
                                                      --------       --------
                                                      $ 12,963       $ 12,670
                                                      ========       ========

Note 6. Income Taxes

Components of the provision for income taxes for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                   (In thousands)
                                       --------------------------------------
                                         1998           1997           1996
                                       --------       --------       --------
Current:
   Federal                             $  8,666       $  6,683       $  7,902
   State                                  1,235          1,255          1,396
                                       --------       --------       --------
                                          9,901          7,938          9,298
                                       --------       --------       --------
Deferred:
   Federal                                  738          1,517             (4)
   State                                    155            265             (4)
                                       --------       --------       --------
                                            893          1,782             (8)
                                       --------       --------       --------
Total provision for income taxes       $ 10,794       $  9,720       $  9,290
                                       ========       ========       ========

A reconciliation of the provision for income taxes included in the Consolidated Statements of Earnings and the amount computed by applying the U.S. Federal income tax rate for the years ended December 31, 1998, 1997 and 1996 is summarized below:

                                                   (In thousands)
                                       --------------------------------------
                                         1998           1997           1996
                                       --------       --------       --------
Tax expense, at U.S. statutory rate    $  9,469       $  8,527       $  8,129
State taxes, net of federal benefit       1,030            967            915
Non-deductible amortization of goodwill     222            222            222
Other, net                                   73              4             24
                                       --------       --------       --------
Total provision for income taxes       $ 10,794       $  9,720       $  9,290
                                       ========       ========       ========

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (liabilities) at December 31, 1998 and 1997 are summarized below:

                                                           (In thousands)
                                                      -----------------------
                                                        1998           1997
                                                      --------       --------
Deferred tax assets attributable to:
   Accounts receivable                                $    680       $    565
   Assets held for sale                                    525            722
   Accrued vacation and holiday pay                        471            514
   Deferred compensation                                 1,181            565
   Net operating loss carryforwards                        841          1,044
   Other                                                 1,859          2,445
                                                      --------       --------
   Total gross deferred tax assets                       5,557          5,855
                                                      --------       --------
Deferred tax liabilities attributable to:
   Inventories                                          (1,010)          (827)
   Property, plant and equipment                        (4,254)        (4,075)
   Other                                                (1,258)        (1,025)
                                                      --------       --------
   Total gross deferred tax liabilities                 (6,522)        (5,927)
                                                      --------       --------
   Net deferred tax liabilities                       $   (965)      $    (72)
                                                      ========       ========

In connection with the acquisition of Cochrane Furniture, the Company acquired certain net operating loss carryforwards with expiration dates through 2010.


Note 7. Revolving Credit Facility

The Company has an unsecured revolving loan facility (the "Facility") with a group of banks that allows the Company to borrow up to $60,000,000 for working capital requirements, capital expenditures and acquisitions. At December 31, 1998, the Company had $52,882,000 in availability under the Facility. The interest rate under the Facility is determined at the time of borrowing, at the Company's option, at either the bank prime rate or a rate based on the certificate of deposit rate, the Fed Funds rate, or the London Interbank Offered Rate (LIBOR). The weighted-average interest rate on borrowings outstanding as of December 31, 1998 and 1997 was 5.51% and 6.62%, respectively. A commitment fee, of up to .20% per annum, is payable on the unused portion of the credit line. The Company had outstanding letters of credit under the Facility of $1,718,000 and $1,881,000 at December 31, 1998 and 1997, respectively. The
Facility expires December 20, 2000.

The Facility requires compliance with certain financial loan covenants related to net worth, interest and fixed charge coverages and debt leverage. At December 31, 1998, unrestricted retained earnings available for dividends were $29,698,000.


Note 8. Earnings Per Share of Common Stock

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 396,000, 337,000 and 266,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

Stock options to purchase 58,000 shares of common stock at $19.78 per share and 76,320 shares at $13.09 per share were outstanding during 1998 and 1996, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for those years and, therefore, the effect would be antidilutive.


Note 9. Stockholders Equity

The Company effected a two-for-one stock split in the form of a 100% stock dividend to stockholders of record on May 27, 1998. The additional shares were distributed to stockholders on June 10, 1998. All references to the number of shares outstanding and per share amounts in the consolidated financial statements and notes reflect the stock split.

The Company is authorized to issue up to 100,000 shares of $1.00 par value preferred stock, none of which is outstanding.

The Company has entered into a Registration Rights Agreement dated April 23, 1992 (the "Agreement") between the Company and 399 Venture Partners, Inc., which owned 5,695,418 shares or 52.8% of the Company's outstanding common stock at December 31, 1998. The Agreement permits 399 Venture Partners, Inc. and transferees, as defined, to request certain registration rights under the Securities Act of 1933 for all or part of their shares of common stock under certain conditions. In connection with such registrations as may occur, the Company will be obligated for the payment of all registration expenses incurred in the performance of or compliance with this Agreement, subject to certain limitations set forth therein.

Note 10. Employee Benefit Plans

The Company sponsors a number of tax-qualified defined contribution retirement and savings plans. Employees may be eligible to participate in one or more of these plans. Company contributions to these plans are based on either a percentage of an employee's compensation or a matching portion of the employee's contributions. The cost of these plans was $1,188,000 in 1998, $1,113,000 in 1997 and $1,034,000 in 1996.

The Company also provides supplemental retirement benefits and "make up" benefits to key executives of the Company whose benefits are reduced by Internal Revenue Service Code restrictions. Contributions and expenses under these arrangements were $338,000 in 1998, $305,000 in 1997 and $221,000 in 1996.


Note 11. Stock Options

The Company's 1992 Stock Option Plan (the "Plan") provides for the granting of either incentive stock options ("ISO's") or stock options which do not qualify as incentive stock options ("non-ISO's"). In 1998, the stock-holders approved an amendment to the Company's Plan to increase the number of shares of common stock reserved for stock options under the Plan from 1,100,000 shares to 1,800,000 shares and to permit optionees to transfer non-ISO's granted to them under the Plan to certain family members of the optionee, partnerships and trusts. ISO's granted under the Plan vest over no greater than a 10-year period, and are granted at exercise prices no less than the fair market value of the Company's common shares as of the date of grant. Non-ISO's vest and are at exercise prices as determined by the compensation committee of the Board of Directors. At December 31, 1998 and 1997, there were 643,170 and 1,170 shares, respectively, available for future grants.

The estimated per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $7.85, $6.36 and $5.64, respectively, on the date of grant. The fair value of stock options on the date of grant was estimated using the Black-Scholes model with the following weighted-average assumptions:

                                         1998           1997           1996
                                       --------       --------       --------
Expected life (years)                     6              7              7
Interest rate                             5.7%           6.3%           6.2%
Volatility                               27.8%          28.0%          30.0%


The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value:

                                                      (In thousands, except per share data)
                                  ------------------------------------------------------------------------------
                                           1998                        1997                        1996
                                  ----------------------      ----------------------      ----------------------
                                     As           Pro            As           Pro            As           Pro
                                  Reported       Forma        Reported       Forma        Reported       Forma
                                  --------      --------      --------      --------      --------      --------
Net earnings                      $ 16,259      $ 15,875      $ 14,642      $ 14,345      $ 13,936      $ 13,670
Earnings per share
  of common stock
    Basic                             1.46          1.43          1.28          1.26          1.21          1.19
    Diluted                           1.41          1.38          1.25          1.22          1.19          1.17


A summary of the Company's stock option activity and related information for the three years ended December 31, 1998 follows:

                                                              Weighted-
                                                               Average
                                                  Number      Exercise
                                                of Shares       Price
                                                ---------     --------
1996
   Outstanding at beginning of year              914,440       $  8.12
   Granted                                        55,000       $ 12.24
   Exercised                                     (26,000)      $  5.50
   Outstanding at end of year                    943,440       $  8.43
   Exercisable                                   646,196       $  7.87

1997
   Granted                                        42,862       $ 14.16
   Exercised                                     (25,590)      $  8.46
   Cancelled                                      (1,170)      $ 13.09
   Outstanding at end of year                    959,542       $  8.68
   Exercisable                                   803,770       $  7.95

1998
   Granted                                        58,000       $ 19.78
   Exercised                                     (17,800)      $  7.25
   Outstanding at end of year                    999,742       $  9.35
   Exercisable                                   861,310       $  8.38


Significant option groups outstanding at December 31, 1998 and related weighted-average price and remaining life information follows:

  Grant           Options           Options         Exercise        Remaining
  Date          Outstanding       Exercisable        Price         Life (Years)
---------       -----------       -----------       --------       ------------
 4-15-92          436,840           436,840         $  5.50            3.3
 2-19-93          119,400           119,400            9.50            4.1
 1-11-94          146,000           146,000           11.63            5.0
All other         297,502           159,070           12.45            7.5


Note 12. Supplemental Cash Flow Information

Interest paid during the years ended December 31, 1998, 1997 and 1996 was $774,000, $1,081,000 and $180,000, respectively. Income taxes paid during the years ended December 31, 1998, 1997 and 1996 were $10,062,000, $8,510,000 and
$9,054,000, respectively.

Note 13. Rental Commitments

The Company leases certain showroom facilities and transportation equipment under non-cancelable operating leases. The future minimum lease payments under non-cancelable leases for the years ending December 31, 1999, 2000, 2001, 2002 and 2003 are $1,183,000, $668,000, $539,000, $377,000 and $263,000,
respectively. It is expected that, in the normal course of business, leases that expire will be renewed or replaced.

Rental expense was $1,919,000, $1,932,000 and $1,248,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chromcraft Revington, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG LLP
Indianapolis, Indiana
February 1, 1999

                                Quarterly Financial Information (unaudited)
                                         Chromcraft Revington, Inc.


                                                        (In thousands, except per share data)
                                        ---------------------------------------------------------------------
                                          First         Second          Third         Fourth          Total
                                         Quarter        Quarter        Quarter        Quarter          Year
                                        ---------      ---------      ---------      ---------      ---------
1998
   Sales                                $  60,802      $  57,500      $  56,337      $  62,105      $ 236,744
   Gross margin                            15,314         14,307         14,477         15,658         59,756
   Operating income                         7,097          6,639          6,736          7,320         27,792
   Net earnings                             4,173          3,883          3,913          4,290         16,259
   Earnings per share
      of common stock
         Basic                                .37            .35            .35            .39           1.46
         Diluted                              .36            .33            .34            .38           1.41

1997
   Sales                                $  59,469      $  54,074      $  52,821      $  59,265      $ 225,629
   Gross margin                            14,341         13,765         13,402         14,319         55,827
   Operating income                         6,498          5,757          6,242          7,130         25,627
   Net earnings                             3,708          3,246          3,551          4,137         14,642
   Earnings per share
      of common stock
         Basic                                .32            .28            .31            .36           1.28
         Diluted                              .31            .28            .30            .35           1.25

                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                          Chromcraft Revington, Inc.
                                                (In thousands)

                                                             Additions
                                                     -------------------------
                                     Balance at      Charged to     Charged to                    Balance at
                                      Beginning       Costs and       Other                           End
        Classification                of Period       Expenses       Accounts       Deductions      of Year
       ----------------              -----------     ----------     ----------     ------------    ---------
Year ended December 31, 1998
  Allowance for doubtful
    accounts                           $ 1,462        $   328        $    -         $  (579)(a)     $ 1,211


Year ended December 31, 1997
  Allowance for doubtful
    accounts                           $ 1,781        $   169        $    -         $  (488)(a)     $ 1,462

  Reserve for excess and obsolete
    inventory (b)                      $ 3,123        $    -         $    -         $(3,123)        $    -


Year ended December 31, 1996
  Allowance for doubtful
    accounts                           $   980        $   760        $   640(c)     $  (599)(a)     $ 1,781

  Reserve for excess and obsolete
    inventory (b)                      $    -         $   150        $ 2,973        $    -          $ 3,123


(a) Represents charge-offs, net of recoveries, to the allowance for doubtful accounts.
(b) Represents the reserve for excess and obsolete inventory associated with the Cochrane Furniture acquisition.
(c) Represents the allowance for doubtful accounts associated with the Cochrane Furniture acquisition.

                                EXHIBIT (10.51)

                           CHROMCRAFT REVINGTON, INC.

                      SHORT TERM EXECUTIVE INCENTIVE PLAN

                                   ARTICLE I

                                 Introduction

     1.1 Objective. The Short Term Executive Incentive Plan of Chromcraft Revington, Inc. is designed to focus the efforts of the Key Executives of the Company and its Subsidiaries on continued, improvement in the profitability of the Company and its Subsidiaries with the objective of providing an adequate return to shareholders on their investment in the Company. The Plan provides for the payment of incentive compensation on an annual basis in the form of current or deferred cash compensation.

     1.2 Administration of the Plan. The Plan shall be administered by the Committee. The Committee shall, subject to the limitations contained in the Plan, have the discretion to determine the Performance Factors and Award Rates and to establish the Performance Standards under the Plan. The Committee shall also (i) adopt such rules and regulations as are appropriate for the proper administration of the Plan, and (ii) make such determinations and take such actions in connection with the Plan as it deems necessary, provided that the Committee may take action only upon the vote of a majority of its members.

     The Committee may, in its sole discretion, make such adjustments to Awards, Award Rates and Performance Standards or Factors and such other terms and conditions of the Plan that the Committee determines to be necessary and reasonable to prevent the loss by Key Executives of the value of Awards granted under the Plan on account of events which affect the value of the Awards but which, in the judgment of the Committee, are outside the control of the Key Executives.

     While the Committee may appoint individuals to act on its behalf in the administration of the Plan, it shall have the sole, final and conclusive authority to administer, construe and interpret the Plan. The Committee's determinations and interpretations shall be final and binding on all persons, including the Company, its shareholders and persons having any interest in Awards. Any notice or document required to be given to or filed with the Committee will be properly given or filed if delivered or mailed, by certified mail, postage prepaid, to the Committee at 1100 N. Washington Street, Delphi, Indiana, 46923-0238.

                                  Definitions

     1.3 Definitions. Whenever the initial letter of the following words or phrases is capitalized in the Plan, including any Supplements, they shall have the respective meanings set forth below unless otherwise defined herein:

           (a) "Award" means the cash compensation awarded to a Key Executive pursuant to the Plan.

           (b) "Award Rates" means the amount of cash, expressed as a percentage, which ranges from zero percent (0.0%) to one hundred fifty percent (150%) of Base Salary for a calendar year, as determined by the Committee, applicable to a Key Executive.

           (c) "Base Salary" means the regular base salary actually paid by the Company or a Subsidiary to an employee while such employee is a Key Executive during a calendar year, exclusive of additional forms of compensation such as bonuses, payments under the Plan and under the Chromcraft Revington, Inc. Long Term Executive Incentive Plan, other incentive payments, automobile allowances, tax gross ups and other fringe benefits. Base Salary shall be calculated without regard to deductions pursuant to (i) Section 401(k) salary deferral contributions under the Chromcraft Revington Savings Plan and the Cochrane Furniture 401(k) Profit Sharing Plan; (ii) Section 125 salary deferral contributions under the Chromcraft Revington Earnings Reduction Plan, the Silver Furniture Co., Inc. Employee Benefit Plan and the Cochrane Furniture Company Flexible Benefits Plan; and (iii) salary deferral contributions under the SERP or the Silver SERP.

           (d)  "Board" means the Board of Directors of the Company.

           (e) A "Change in Control of the Company" as used herein shall be deemed to have occurred when (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than 399 Venture Partners, Inc., shall be the beneficial owners, directly or indirectly, of voting equity securities of the Company representing more than twenty-five percent (25%) of the Company's then issued and outstanding voting equity securities; (ii) any merger, consolidation or combination of the Company occurs unless the Company is the surviving entity, with no change in the Company's executive officers or a majority of its directors; (iii) any sale or other disposition of all or substantially all of the assets of the Company occurs; or
           (iv) during any two (2) year period, a majority of the members of the Board of Directors of the Company shall be changed by filling vacancies or newly created directorships unless such change in the membership is approved by a majority of the directors then in office.

           (f) "Company" means, unless otherwise stated, Chromcraft Revington, Inc., a corporation organized and existing under the laws of the State of Delaware, or any successor (by merger, consolidation, purchase or otherwise) to such corporation which shall have assumed the obligations of such corporation under the Plan and the Subsidiaries of the Company.

           (g)  "Committee" means the Compensation Committee of the Board.

           (h) "EPS" means the Company's earnings per share for a calendar year, on a diluted basis, as reflected on the Company's financial statements for such year.

           (i) "EBIT" means the earnings before net interest charges and taxes of a Subsidiary for a calendar year as reflected on the Subsidiary's financial statements for such year.

           (j) "Effective Date" means January 1, 1998, which is the original effective date of the Plan.

           (k) "Exchange Act" means the Securities Exchange Act of 1934, as amended.

           (l) "Financial Plan" means that portion of the financial plans of the Company and each of its Subsidiaries which relates to a specified period, as presented to and approved by the Board. It is noted that the Company's Financial Plan is presented, and will be used under the Plan, on a consolidated basis which takes into account the Financial Plans of the Subsidiaries; and, the Financial Plan for each Subsidiary is presented, and will be used under the Plan, solely with respect to such Subsidiary.

           (m)  "For Cause" means:

                (i) the willful and continued failure of a Key Executive to perform his required duties as an officer or employee of the Company or any Subsidiary;

                (ii) any action by a Key Executive which involves willful misfeasance or gross negligence;

                (iii) the requirement of or direction by a federal or state regulatory agency, which has jurisdiction over the Company or any Subsidiary, to terminate the employment of the Key Executive;

                (iv) the conviction of the Key Executive of the commission of any criminal offense which involves dishonesty or breach of trust;

                (v) any intentional breach by the Key Executive of a material term, condition or covenant of any agreement between the Key Executive and the Company or any Subsidiary; or

                (vi) any breach by the Key Executive for a provision of his employment agreement with the Company or Subsidiary which requires the forfeiture of his benefits hereunder or under the Option Plan.

           (n) "Key Executive" means those executive employees of the Company and Subsidiaries who are designated by the Committee as Key Executives.

           (o) "Performance Factors" means the financial performance factors with respect to the Company and the Subsidiaries as determined by the Committee for each calendar year.

           (p) "Performance Standard(s)" means the threshold, target and maximum financial performance levels with respect to the Company and the Subsidiaries as determined by the Committee for each calendar year.

           (q) "Permanent and Total Disability" means any disability that would qualify as permanent and total disability under the long term disability plan sponsored by the Company.

           (r) "Plan" means the short term executive incentive plan contained in this instrument and any subsequent amendment to this instrument, which shall have been adopted by the Board or Committee as provided in Section 4.1, known as the Chromcraft Revington, Inc. Short term Executive Incentive Plan.

           (s) "Sales" means the net sales of the Company or Subsidiary, as may be applicable, for a calendar year as reflected on the Company's or Subsidiary's financial statements for such year.

           (t) "SERP" means the Chromcraft Revington, Inc. Supplemental Executive Retirement Plan and any amendments thereto.

           (u) "Silver SERP" means the nonqualified deferred compensation plan and any amendments thereto sponsored by Silver Furniture Co., Inc.

           (v) "Subsidiary or Subsidiaries" mean Chromcraft Corporation ("Chromcraft"), Peters-Revington Corporation ("Peters-Revington"), Cochrane Furniture Company, Inc. ("Cochrane"), Silver Furniture Co., Inc. ("Silver") and such other subsidiary corporations of the Company which are designated by the Board or Committee.

                                  ARTICLE II

                        Eligibility and Participation

     Participation in the Plan is limited to Key Executives. Committee members shall not be eligible to receive Awards under the Plan while serving as Committee members. A Key Executive will become covered by the Plan effective as of the Effective Date or the later to occur of the following dates:

           (a)  The Key Executive's date of hire; or

           (b) The date on which an employee of the Company or Subsidiary is appointed to a position which causes him to become a Key Executive.

     A Key Executive who becomes covered by the Plan after the commencement of a calendar year but who would otherwise be entitled to an Award for such year shall be entitled, subject to the other provisions of the Plan, to a pro rata portion of any Award based on the ratio that the number of calendar days in the year he was actively employed as a Key Executive bears to three hundred sixty
(360).

                                  ARTICLE III

                             Calculation of Awards

     3.1 Components of Calculation of Awards. For each calendar year, the Committee shall establish the following components for calculating Awards with respect to the Company and the Subsidiaries:

           (a)  Performance Factors for the Company and Subsidiaries.

           (b)  The relative weight accorded each Performance Factor.

           (c) The target, threshold and maximum Award Rates for each Key Executive expressed as a percentage of Base Salary for a year.

           (d) The Performance Standards which reflect the threshold, target and maximum levels of the Company's consolidated or Subsidiary's individual Performance Factors which must be satisfied for an Award payment to be made.

     3.2 Communication of Award Opportunity Level and Awards. The Award Rates, Performance Factors (and their respective weightings), Performance Standards of the Award and any requirements or other criteria thereunder shall be communicated by the Committee in writing to Key Executives.

     3.3 Form of Payment of Awards. Subject to the Key Executive's right to defer the receipt of an Award as provided in Section 3.7, all Awards shall be paid to eligible Key Executives in cash.

     3.4 Time of Payment of Awards. Subject to the Key Executive's right to defer the receipt of an Award as provided in Section 3.7, all Awards shall be paid not later than forty-five (45) days after the end of the calendar year to which the Awards relate.

     3.5 Withholding of Taxes. Each Key Executive shall be solely responsible for, and the Company will withhold from any amounts payable under the Plan, all applicable federal, state, city and local income taxes and the Key Executive's share of applicable employment taxes.

     3.6 Limitation on Awards. The aggregate dollar amount of Award payments under the Plan for any calendar year shall not exceed five percent (5%) of the Company's consolidated EBIT for the calendar year prior to the year in which the Award payments are scheduled to be made. In the event Award payments for any year would exceed five percent (5%) of the Company's consolidated EBIT, the dollar amount of each Award shall be reduced based on the ratio that the total dollar amount of each Key Executive's Award for the year bears to the total dollar amount of all Key Executives' Awards for such year. Provided further, if the Company's consolidated EBIT does not exceed the greater of prior year's EBIT or 90% of Financial Plan EBIT, then Awards to Subsidiary Key Executives for such year will be limited to seventy-five percent (75%) of each Key Executive's earned Award.

     3.7 Deferred Payment of Cash Awards. A Key Executive who is also covered by the SERP or Silver SERP may elect that any Award payment to which he is entitled under the Plan be deferred under the SERP or Silver SERP. All deferrals of Awards shall be governed by and subject to all of the applicable provisions of the SERP and Silver SERP. To the extent any provision of the Plan conflicts with any provision of the SERP or Silver SERP, the applicable provisions of the SERP or Silver SERP shall control. In order for Awards to be deferred under the SERP or Silver SERP, the Key Executive must execute and deliver (i) an agreement which contains such terms and conditions as the committee responsible for administering the SERP or Silver SERP shall prescribe, and (ii) such documents, certificates and other writings as may be required by the Committee or the committee which administers the SERP or Silver SERP.

     3.8 Payment on Termination of Employment. If a Key Executive terminates employment before the last day of a calendar year, he will not be entitled to any Award under the Plan for such year unless one (1) or more of the following circumstances apply:

           (a)  The Key Executive dies while actively employed.

           (b) The Key Executive's termination is on account of Permanent and Total Disability.

           (c) Within thirty (30) days after his termination of employment, the Key Executive commences or recommences employment with the Company or a Subsidiary.

           (d) The Key Executive's employment is terminated by the Company or Subsidiary for reasons other than For Cause.

           (e)  The Key Executive retires on or after attaining age sixty-five
           (65).

           (f) The Key Executive's employment is terminated for any reason except For Cause within one (1) year of a Change in Control of the Company.

     If the Key Executive's termination of employment is on account of one or more of the circumstances described in subsections (a) through (f), he will be entitled to a pro rata portion of the Award, as described in Section 3.3, to which he would otherwise be entitled for the calendar year. The Award shall be calculated based on the ratio that the number of days during the calendar year in which he was actually employed bears to three hundred sixty-five (365).

     3.9 Payment on Termination of Plan. Notwithstanding any other provision of the Plan, if the Plan is terminated effective as of a date other than last day of a calendar year, all Key Executives shall be entitled only to a pro rata portion of the cash component of any Award, as described in Section 3.3, for the calendar year in which the termination of the Plan occurs. The Award shall be calculated based, in the case of each Key Executive, on the ratio that the number of days during the calendar year in which the Plan was in existence bears to the three hundred sixty-five (365).

                                  ARTICLE IV

                                Miscellaneous

     4.1 Amendment or Termination. The Board or the Committee may, at any time, without the approval of the stockholders of the Company (except as otherwise required by applicable law, rule or regulations or listing requirements of any National Securities Exchange on which are listed any of the Company's equity securities including, without limitation, any shareholder approval requirement of Rule 16b-3 or any successor safe harbor rule promulgated under the Exchange Act), alter, amend, modify, suspend or terminate the Plan, but may not, without the consent of a Key Executive to whom an Award has been made, make any alteration which would adversely affect an Award previously granted under the Plan.

     4.2 Conflict with Employment Agreement. To the extent any provision of the Plan conflicts with any provision of a written employment or other agreement between a Key Executive and the Company or any Subsidiary, the provisions of the employment agreement shall control.

     4.3 Employment Rights. The Plan does not constitute a contract of employment and participation in the Plan will not give a Key Executive the right to be rehired or retained in the employ of the Company or any Subsidiary, nor will participation in the Plan give any Key Executive any right or claim to any benefit under the Plan, unless such right or claim has specifically accrued under the terms of the Plan.

     4.4 Evidence. Evidence required of anyone under the Plan may be by certificate, affidavit, document or other information which the person relying thereon considers pertinent and reliable, and signed, made or presented by the proper party or parties.

     4.5 Gender and Number. Where the context admits, words in the masculine gender shall include the feminine gender, the plural shall include the singular and the singular shall include the plural.

     4.6 Action by the Board or Committee. Any action required of or permitted by the Board or Committee under this Plan shall be by resolution of the Board or by a person or persons authorized by resolution of the Board or Committee.

     4.7 Controlling Laws. Except to the extent superseded by laws of the United States, the laws of Indiana shall be controlling in all matters relating to the Plan.

     4.8 Mistake of Fact. Any mistake of fact or misstatement of fact shall be corrected when it becomes known and proper adjustment made by reason thereof.

     4.9 Severability. In the event any provision of the Plan shall be held to be illegal or invalid for any reason, such illegality or invalidity shall not affect the remaining parts of the Plan, and the Plan shall be construed and endorsed as if such illegal or invalid provision had never been contained in the Plan.

     4.10 Effect of Headings. The descriptive headings of the Articles and Sections of the Plan are inserted for convenience of reference and identification only and do not constitute a part of the Plan for purposes of interpretation.

     4.11 Non-transferability. No Award payment shall be transferable, except by the Key Executive's will or the applicable laws of descent and distribution. During the Key Executive's lifetime, his Award shall be payable only to the Key Executive or his guardian or attorney-in-fact. The payment and any rights and privileges pertaining thereto shall not be transferred, assigned, pledged or hypothecated by him in any way, whether by operation of law or otherwise and shall not be subject to execution, attachment or similar process.

     4.12 No Liability. No member of the Board or the Committee or any officer or Key Executive of the Company or Subsidiary shall be personally liable for any action, omission or determination made in good faith in connection with the Plan. The Company shall indemnify and hold harmless the members of the Committee, the Board and the officers and Key Executives of the Company and its Subsidiaries, and each of them, from and against any and all loss which results from liability to which any of them may be subjected by reason of any act or conduct (except willful misconduct or gross negligence) in their official capacities in connection with the administration of the Plan, including all expenses reasonably incurred in their defense, in case the Company fails to provide such defense. By participating in the Plan, each Key Executive agrees to release and hold harmless each of the Company, the Subsidiaries (and their respective directors, officers and employees), the Board and the Committee, from and against any tax or other liability, including without limitation, interest and penalties, incurred by the Key Executive in connection with his participation in the Plan.

     4.13 Funding. All amounts payable under the Plan will be paid by the Company from its general assets. The Company is not required to segregate on its books or otherwise establish any funding procedure for any amount to be used for the payment of benefits under the Plan. The Company may, however, in its sole discretion, set funds aside in investments to meet its anticipated obligations under the Plan. Any such action or set-aside amount may not be deemed to create a trust of any kind between the Company and any Key Executive or beneficiary or to constitute the funding of any Plan benefits. Consequently, any person entitled to a payment under the Plan will have no rights against the assets of the Company greater than the rights of any other unsecured creditor of the Company.

                                EXHIBIT (10.55)

                          CHROMCRAFT REVINGTON, INC.

                      LONG TERM EXECUTIVE INCENTIVE PLAN

                                   ARTICLE I

                                 Introduction

     1.1 Objective. The Long Term Executive Incentive Plan of Chromcraft Revington, Inc. is designed to focus the efforts of the Key Executives of the Company and its Subsidiaries on continued, long term improvement in the profitability of the Company and its Subsidiaries with the objective of providing an adequate return to shareholders on their investment in the Company. The Plan provides for the payment of long term incentive compensation in the form of current and deferred cash compensation and options to acquire shares of the Company's common voting stock.

     1.2 Administration of the Plan. The Plan shall be administered by the Committee. The Committee shall, subject to the limitations contained in the Plan, have the discretion to determine the Performance Factors and Award Rates and to establish the Performance Standards under the Plan. The Committee shall also (i) adopt such rules and regulations as are appropriate for the proper administration of the Plan, and (ii) make such determinations and take such actions in connection with the Plan as it deems necessary, provided that the Committee may take action only upon the vote of a majority of its members.

     The Committee may, in its sole discretion, make such adjustments to Awards, Award Rates and Performance Standards or Factors and such other terms and conditions of the Plan that the Committee determines to be necessary and reasonable to prevent the loss by Key Executives of the value of Awards granted under the Plan on account of events which affect the value of the Awards but which, in the judgment of the Committee, are outside the control of the Key Executives.

     While the Committee may appoint individuals to act on its behalf in the administration of the Plan, it shall have the sole, final and conclusive authority to administer, construe and interpret the Plan. The Committee's determinations and interpretations shall be final and binding on all persons, including the Company, its shareholders and persons having any interest in Awards. Any notice or document required to be given to or filed with the Committee will be properly given or filed if delivered or mailed, by certified mail, postage prepaid, to the Committee at 1100 N. Washington Street, Delphi, Indiana, 46923-0238.

                                  Definitions

     1.3 Definitions. Whenever the initial letter of the following words or phrases is capitalized in the Plan, including any Supplements, they shall have the respective meanings set forth below unless otherwise defined herein:

           (a) "Award" means the cash compensation component and the stock option component awarded to a Key Executive pursuant to the Plan.

           (b) "Award Rates" means the amount of cash and the value of stock options, expressed as a percentage which ranges from zero percent (0.0%) to one hundred fifty percent (150%) of Base Salary for a calendar year, as determined by the Committee, applicable to a Key Executive for the Performance Period which ends with such calendar year.

           (c) "Base Salary" means the regular base salary actually paid by the Company or a Subsidiary to an employee while such employee is a Key Executive during a specified period, exclusive of additional forms of compensation such as bonuses, payments under the Plan, other incentive payments, automobile allowances, tax gross ups and other fringe benefits. Base Salary shall be calculated without regard to deductions pursuant to (i) Section 401(k) salary deferral contributions under the Chromcraft Revington Savings Plan and the Cochrane Furniture 401(k) Profit Sharing Plan; (ii) Section 125 salary deferral contributions under the Chromcraft Revington Earnings Reduction Plan, the Silver Furniture Co., Inc. Employee Benefit Plan and the Cochrane Furniture Company Flexible Benefits Plan; and (iii) salary deferral contributions under the SERP or the Silver SERP.

           (d)  "Board" means the Board of Directors of the Company.

           (e) A "Change in Control of the Company" as used herein shall be deemed to have occurred when (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than 399 Venture Partners, Inc., shall be the beneficial owners, directly or indirectly, of voting equity securities of the Company representing more than twenty-five percent (25%) of the Company's then issued and outstanding voting equity securities; (ii) any merger, consolidation or combination of the Company occurs unless the Company is the surviving entity, with no change in the Company's executive officers or a majority of its directors; (iii) any sale or other disposition of all or substantially all of the assets of the Company occurs; or
           (iv) during any two (2) year period, a majority of the members of the Board of Directors of the Company shall be changed by filling vacancies or newly created directorships unless such change in the membership is approved by a majority of the directors then in office.

           (f) "Company" means, unless otherwise stated, Chromcraft Revington, Inc., a corporation organized and existing under the laws of the State of Delaware, or any successor (by merger, consolidation, purchase or otherwise) to such corporation which shall have assumed the obligations of such corporation under the Plan and the Subsidiaries of the Company.

           (g)  "Committee" means the Compensation Committee of the Board.

           (h) "EBIT" means the earnings before net interest charges and taxes of the Company (on a consolidated basis) or Subsidiary (on an individual basis), as may be applicable, for a specified period as reflected on the Company's or Subsidiary's financial statements for such period.

           (i) "Effective Date" means January 1, 1998, which is the original effective date of the Plan.

           (j) "Exchange Act" means the Securities Exchange Act of 1934, as amended.

           (k) "Financial Plan" means that portion of the financial plans of the Company and each of its Subsidiaries which relates to a specified period, as presented to and approved by the Board. It is noted that the Company's Financial Plan is presented, and will be used under the Plan, on a consolidated basis which takes into account the Financial Plans of the Subsidiaries; and, the Financial Plan for each Subsidiary is presented, and will be used under the Plan, solely with respect to such Subsidiary.

           (l)  "For Cause" means:

                (i) the willful and continued failure of a Key Executive to perform his required duties as an officer or employee of the Company or any Subsidiary;

                (ii) any action by a Key Executive which involves willful misfeasance or gross negligence;

                (iii) the requirement of or direction by a federal or state regulatory agency, which has jurisdiction over the Company or any Subsidiary, to terminate the employment of the Key Executive;

                (iv) the conviction of the Key Executive for the commission of any criminal offense which involves dishonesty or breach of trust;

                (v) any intentional breach by the Key Executive of a material term, condition or covenant of any agreement between the Key Executive and the Company or any Subsidiary; or

                (vi) any breach by the Key Executive of a provision of his employment agreement with the Company or Subsidiary which requires the forfeiture of his benefits hereunder or under the Option Plan.

           (m) "Key Executive" means those executive employees of the Company and Subsidiaries who are designated by the Committee as Key Executives.

           (n) "Option Plan" means the 1992 Chromcraft Revington, Inc. Stock Option Plan, as amended.

           (o) "Peer Group" means the Company and the corporations in the furniture industry determined by the Committee from time to time to constitute the members of the Peer Group.

           (p) "Performance Factors" means the financial performance factors with respect to the Company and the Subsidiaries as determined by the Committee for each Performance Period.

           (q)  "Performance Period" shall mean the following periods:

                (i) The 1998 Performance Period shall be the 1998 calendar year;

                (ii) The 1999 Performance Period shall be the twenty-four (24) consecutive month period ending December 31, 1999; and

                (iii) The 2000 Performance Period and all subsequent Performance
                      Periods shall be, respectively, the thirty-six (36) consecutive month period ending December 31, 2000 and each thirty-six (36) consecutive month period ending on each December 31 thereafter.

           (r) "Performance Standard(s)" means the threshold, target and maximum financial performance levels with respect to the Company and the Subsidiaries as determined by the Committee for each Performance Period.

           (s) "Permanent and Total Disability" means any disability that would qualify as permanent and total disability under the long term disability plan sponsored by the Company.

           (t) "Plan" means the long term executive incentive plan contained in this instrument and any subsequent amendment to this instrument, which shall have been adopted by the Board or Committee as provided in Section 4.1, known as the Chromcraft Revington, Inc. Long Term Executive Incentive Plan.

           (u) "ROE" means return on equity, calculated by taking a corporation's net earnings for a twelve month period divided by the average of beginning and ending shareholders' equity as reflected on the financial statements of the corporation for such period. For a Performance Period, ROE is the average of the fiscal year ROE percentages during the applicable period.

           (v) "Sales" means the net sales of the Company or Subsidiary, as may be applicable, for a specified period as reflected on the Company's or Subsidiary's financial statements for such period.

           (w) "SERP" means the Chromcraft Revington, Inc. Supplemental Executive Retirement Plan and any amendments thereto.

           (x) "Silver SERP" means the nonqualified deferred compensation plan and any amendments thereto sponsored by Silver Furniture Co., Inc.

           (y) "Subsidiary or Subsidiaries" mean Chromcraft Corporation ("Chromcraft"), Peters-Revington Corporation ("Peters-Revington"),

           Cochrane Furniture Company, Inc. ("Cochrane"), Silver Furniture Co., Inc. ("Silver") and such other subsidiary corporations of the Company which are designated by the Board or Committee.

                                  ARTICLE II

                        Eligibility and Participation

     Participation in the Plan is limited to Key Executives. Committee members shall not be eligible to receive Awards under the Plan while serving as Committee members. A Key Executive will become covered by the Plan effective as of the Effective Date or the later to occur of the following dates:

           (a)  The Key Executive's date of hire; or


           (b) The date on which an employee of the Company or Subsidiary is appointed to a position which causes him to become a Key Executive.

     A Key Executive who becomes covered by the Plan after the commencement of a Performance Period but who would otherwise be entitled to an Award for such Performance Period shall be entitled, subject to the other provisions of the Plan, to a pro rata portion of any Award based on the ratio that the number of calendar days in the Performance Period he was actively employed as a Key Executive bears to the number of days in the Performance Period.

                                  ARTICLE III

                             Calculation of Awards

     3.1 Components of Calculation of Awards. For each Performance Period, the Committee shall establish the following components for calculating Awards with respect to the Company and the Subsidiaries:

           (a)  Performance Factors for the Company and Subsidiaries.

           (b)  The relative weight accorded each Performance Factor.

           (c) The target, threshold and maximum Award Rates for each Key Executive expressed as a percentage of Base Salary for a specified period.

           (d) The Performance Standards which reflect the threshold, target and maximum levels of the Company's consolidated or Subsidiary's individual Performance Factors which must be satisfied for an Award payment to be made.


     3.2 Communication of Award Opportunity Level and Awards. The Award Rates, Performance Factors (and their respective weightings), Performance Standards of the Award and any requirements, or other criteria thereunder shall be communicated by the Committee in writing to Key Executives.

     3.3 Form of Payment of Awards. Subject to the limitations contained in Sections 3.9 and 3.10, all Awards shall be made to eligible Key Executives in the following two (2) components:

           (a) Subject to the Key Executive's right to defer the receipt of the payment as provided in Section 3.7, fifty percent (50%) in a single lump sum in cash.

           (b) Fifty percent (50%) in options to acquire shares of the Company's common voting stock, as provided in Section 3.8.

     3.4 Time of Payment of Awards. Subject to the Key Executive's right to defer the receipt of a cash Award payment as provided in Section 3.7, the cash to be paid and stock options to be granted with respect to an Award shall be paid and granted, respectively, not later than ninety (90) days after the end of the Performance Period to which the Award relates.

     3.5 Withholding of Taxes. Each Key Executive shall be solely responsible for, and the Company will withhold from any amounts payable under the Plan, all applicable federal, state, city and local income taxes and the Key Executive's share of applicable employment taxes.

     3.6 Limitation on Awards. The aggregate dollar amount of Award payments under the Plan for any calendar year shall not exceed five percent (5%) of the Company's consolidated EBIT for the calendar year prior to the year in which the Award payments are scheduled to be made. In the event Award payments for any year would exceed five percent (5%) of the Company's consolidated EBIT, the dollar amount of each Award shall be reduced based on the ratio that the total dollar amount of each Key Executive's Award for the year bears to the total dollar amount of all Key Executives' Awards for such year. Provided further, if the Company's consolidated EBIT is below the Performance Standard threshold level for the Performance Period, then Awards to Subsidiary Key Executives will be limited to seventy-five percent (75%) of each Key Executive's earned Award.

     3.7 Deferred Payment of Cash Awards. Subject to the limitations contained in Sections 3.9 and 3.10, a Key Executive who is also covered by the SERP or Silver SERP may elect that the cash component of any Award payment to which he is entitled under the Plan be deferred under the SERP or Silver SERP. All deferrals of the cash component of Awards shall be governed by and subject to all of the applicable provisions of the SERP and Silver SERP. To the extent any provision of the Plan conflicts with any provision of the SERP or Silver SERP, the applicable provisions of the SERP or Silver SERP shall control. In order for cash Awards to be deferred under the SERP or Silver SERP, the Key Executive must execute and deliver (i) an agreement which contains such terms and conditions as the committee responsible for administering the SERP or Silver SERP shall prescribe, and (ii) such documents, certificates and other writings as may be required by the Committee or the committee which administers the SERP or Silver SERP.

     3.8 Payment of Awards in Form of Stock Options. Except as otherwise provided in this Section 3.8, all options which are the subject of Awards under the Plan shall be granted, governed and subject to all of the provisions of the Option Plan as in effect from time to time and any successor thereto. All Awards of stock options granted under the Plan shall be made as follows:

           (a) Each year, after the total dollar amount of all Awards with respect to the Performance Period just ended have been calculated, the Company shall calculate the number of options to be granted under
           Section 3.3 utilizing the Black-Scholes model based on the same assumptions as were used in valuing options granted under the Option Plan as described in the Company's Form 10-K which will be filed with the Securities and Exchange Commission for the prior year period.

           (b) Subject to the dollar amount limits on the fair market value of "incentive stock options" ("ISOs") imposed by the Option Plan and
           Section 422 of the Internal Revenue Code of 1986, as amended, all options which are the subject of Awards shall be designated by the committee which administers the Option Plan as ISOs.

           (c) All options which are the subject of Awards shall have a term of ten (10) years from the date on which they are granted and shall be exercisable immediately.

           (d) In order for options which are the subject of Awards to be validly granted hereunder, such options shall have been awarded by the committee which administers the Option Plan and the Key Executive must execute and deliver (i) an agreement which contains such terms and conditions as the committee which administers the Option Plan shall prescribe, and (ii) such documents, certificates and other writings as may be required by the Committee or the committee which administers the Option Plan.

     3.9 Payment on Termination of Employment. If a Key Executive terminates employment before the last day of a Performance Period, he will not be entitled to any Award under the Plan for such Performance Period unless one (1) or more of the following circumstances apply:


           (a)  The Key Executive dies while actively employed.

           (b) The Key Executive's termination is on account of Permanent and Total Disability.

           (c) Within thirty (30) days after his termination of employment, the Key Executive commences or recommences employment with the Company or a Subsidiary.

           (d) The Key Executive's employment is terminated by the Company or Subsidiary for reasons other than For Cause.

           (e)  The Key Executive retires on or after attaining age sixty-five
           (65).

           (f) The Key Executive's employment is terminated for any reason except For Cause within one (1) year of a Change in Control of the Company.


     If the Key Executive's termination of employment is on account of one or more of the circumstances described in subsections (a) through (e), he will be entitled only to a pro rata portion of the cash component of any Award, as described in Section 3.3(a), to which he would otherwise be entitled for the Performance Period. The Award shall be calculated based on the ratio that the number of days during the Performance Period in which he was actually employed bears to the total number of days in such Performance Period. Provided, further, if the Key Executive's termination of employment is on account of a Change in Control of the Company, as described in subsection (f), he will also be entitled to a pro rata portion of any Award, as described in Section 3.3(b), payable solely in cash, based on the ratio specified in the preceding sentence.

     3.10 Payment on Termination of Plan. Notwithstanding any other provision of the Plan, if the Plan is terminated effective as of a date other than last day of a Performance Period, all Key Executives shall be entitled only to a pro rata portion of the cash component of any Award, as described in Section 3.3(a), for the Performance Period in which the termination of the Plan occurs. The Award shall be calculated based, in the case of each Key Executive, on the ratio that the number of days during the Performance Period in which the Plan was in existence bears to the total number of days in such Performance Period.

                                  ARTICLE IV

                                 Miscellaneous

     4.1 Amendment or Termination. The Board or the Committee may, at any time, without the approval of the stockholders of the Company (except as otherwise required by applicable law, rule or regulations or listing requirements of any National Securities Exchange on which are listed any of the Company's equity securities including, without limitation, any shareholder approval requirement of Rule 1 6b-3 or any successor safe harbor rule promulgated under the Exchange Act), alter, amend, modify, suspend or terminate the Plan, but may not, without the consent of a Key Executive to whom an Award has been made, make any alteration which would adversely affect an Award previously granted under the Plan.

     4.2 Conflict with Employment Agreement. To the extent any provision of the Plan conflicts with any provision of a written employment or other agreement between a Key Executive and the Company or any Subsidiary, the provisions of the employment agreement shall control.

     4.3 Employment Rights. The Plan does not constitute a contract of employment and participation in the Plan will not give a Key Executive the right to be rehired or retained in the employ of the Company or any Subsidiary, nor will participation in the Plan give any Key Executive any right or claim to any benefit under the Plan, unless such right or claim has specifically accrued under the terms of the Plan.

     4.4 Evidence. Evidence required of anyone under the Plan may be by certificate, affidavit, document or other information which the person relying thereon considers pertinent and reliable, and signed, made or presented by the proper party or parties.

     4.5 Gender and Number. Where the context admits, words in the masculine gender shall include the feminine gender, the plural shall include the singular and the singular shall include the plural.

     4.6 Action by the Board or Committee. Any action required of or permitted by the Board or Committee under this Plan shall be by resolution of the Board or by a person or persons authorized by resolution of the Board or Committee.

     4.7 Controlling Laws. Except to the extent superseded by laws of the United States, the laws of Indiana shall be controlling in all matters relating to the Plan.

     4.8 Mistake of Fact. Any mistake of fact or misstatement of fact shall be corrected when it becomes known and proper adjustment made by reason thereof.

     4.9 Severability. In the event any provision of the Plan shall be held to be illegal or invalid for any reason, such illegality or invalidity shall not affect the remaining parts of the Plan, and the Plan shall be construed and endorsed as if such illegal or invalid provision had never been contained in the Plan.

     4.10 Effect of Headings. The descriptive headings of the Articles and Sections of the Plan are inserted for convenience of reference and identification only and do not constitute a part of the Plan for purposes of interpretation.

     4.11 Non-transferability. No Award payment shall be transferable, except by the Key Executive's will or the applicable laws of descent and distribution. During the Key Executive's lifetime, his Award shall be payable only to the Key Executive or his guardian or attorney-in-fact. The payment and any rights and privileges pertaining thereto shall not be transferred, assigned, pledged or hypothecated by him in any way, whether by operation of law or otherwise and shall not be subject to execution, attachment or similar process.

     4.12 No Liability. No member of the Board or the Committee or any officer or Key Executive of the Company or Subsidiary shall be personally liable for any action, omission or determination made in good faith in connection with the Plan. The Company shall indemnify and hold harmless the members of the Committee, the Board and the officers and Key Executives of the Company and its Subsidiaries, and each of them, from and against any and all loss which results from liability to which any of them may be subjected by reason of any act or conduct (except willful misconduct or gross negligence) in their official capacities in connection with the administration of the Plan, including all expenses reasonably incurred in their defense, in case the Company fails to provide such defense. By participating in the Plan, each Key Executive agrees to release and hold harmless each of the Company, the Subsidiaries (and their respective directors, officers and employees), the Board and the Committee, from and against any tax or other liability, including without limitation, interest and penalties, incurred by the Key Executive in connection with his participation in the Plan.

     4.13 Funding. All amounts payable under the Plan will be paid by the Company from its general assets. The Company is not required to segregate on its books or otherwise establish any funding procedure for any amount to be used for the payment of benefits under the Plan. The Company may, however, in its sole discretion, set funds aside in investments to meet its anticipated obligations under the Plan. Any such action or set-aside amount may not be deemed to create a trust of any kind between the Company and any Key Executive or beneficiary or to constitute the funding of any Plan benefits. Consequently, any person entitled to a payment under the Plan will have no rights against the assets of the Company greater than the rights of any other unsecured creditor of the Company.

                                 EXHIBIT (10.6)

                              CHROMCRAFT REVINGTON

                      DIRECTORS DEFERRED COMPENSATION PLAN

                        Effective Date:  January 1, 1999

                             CHROMCRAFT REVINGTON

                      DIRECTORS DEFERRED COMPENSATION PLAN

                               TABLE OF CONTENTS

ARTICLE                                                                PAGE
-------                                                                ----

I.    DEFINITIONS . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
      1.1   Affiliate . . . . . . . . . . . . . . . . . . . . . . . . .  1
      1.2   Board . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
      1.3   Code  . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
      1.4   Committee . . . . . . . . . . . . . . . . . . . . . . . . .  1
      1.5   Company . . . . . . . . . . . . . . . . . . . . . . . . . .  1
      1.6   Company Stock . . . . . . . . . . . . . . . . . . . . . . .  1
      1.7   Director  . . . . . . . . . . . . . . . . . . . . . . . . .  1
      1.8   Fees  . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
      1.9   Individual Account  . . . . . . . . . . . . . . . . . . . .  1
      1.10  Participant . . . . . . . . . . . . . . . . . . . . . . . .  1
      1.11  Participation Agreement . . . . . . . . . . . . . . . . . .  1
      1.12  Plan  . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
      1.13  Plan Year . . . . . . . . . . . . . . . . . . . . . . . . .  2

II.   INTRODUCTION  . . . . . . . . . . . . . . . . . . . . . . . . . .  2
      2.1   Purpose . . . . . . . . . . . . . . . . . . . . . . . . . .  2
      2.2   Effective Date  . . . . . . . . . . . . . . . . . . . . . .  2

III.  PARTICIPATION . . . . . . . . . . . . . . . . . . . . . . . . . .  2
      3.1   Eligibility . . . . . . . . . . . . . . . . . . . . . . . .  2
      3.2   Participation and Deferrals . . . . . . . . . . . . . . . .  2
      3.3   Participation Agreement . . . . . . . . . . . . . . . . . .  2

IV.   BENEFITS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
      4.1   Establishment of Individual Accounts  . . . . . . . . . . .  3
      4.2   Conversion of Deferrals . . . . . . . . . . . . . . . . . .  3
      4.3   Dividends . . . . . . . . . . . . . . . . . . . . . . . . .  3
      4.4   Changes in Stock  . . . . . . . . . . . . . . . . . . . . .  4
      4.5   Unsecured Contractual Rights  . . . . . . . . . . . . . . .  4

V.    DISTRIBUTIONS . . . . . . . . . . . . . . . . . . . . . . . . . .  4
      5.1   Time of Payment of Benefits . . . . . . . . . . . . . . . .  4
      5.2   Method of Payment of Benefits . . . . . . . . . . . . . . .  4
      5.3   Benefit Payment Elections . . . . . . . . . . . . . . . . .  5
      5.4   Death of a Participant and Beneficiary Designations . . . .  5

VI.   PLAN ADMINISTRATION . . . . . . . . . . . . . . . . . . . . . . .  6
      6.1   Administration of Plan  . . . . . . . . . . . . . . . . . .  6
      6.2   Powers and Responsibilities of the Committee  . . . . . . .  6
      6.3   Liabilities . . . . . . . . . . . . . . . . . . . . . . . .  7
      6.4   Claims Procedure  . . . . . . . . . . . . . . . . . . . . .  7

VII.  AMENDMENT AND TERMINATION . . . . . . . . . . . . . . . . . . . .  8

VIII. GENERAL PROVISIONS  . . . . . . . . . . . . . . . . . . . . . . .  9
      8.1   Governing Law . . . . . . . . . . . . . . . . . . . . . . .  9
      8.2   Headings and Gender . . . . . . . . . . . . . . . . . . . .  9
      8.3   Participant's Rights; Acquittance . . . . . . . . . . . . .  9
      8.4   Spendthrift Clause  . . . . . . . . . . . . . . . . . . . .  9
      8.5   Counterparts  . . . . . . . . . . . . . . . . . . . . . . .  9
      8.6   Enlargement of Employment Rights  . . . . . . . . . . . . .  9
      8.7   Limitations on Liability  . . . . . . . . . . . . . . . . .  9
      8.8   Incapacity of Participant or Beneficiary  . . . . . . . . .  9
      8.9   Corporate Successors  . . . . . . . . . . . . . . . . . . . 10
      8.10  Evidence  . . . . . . . . . . . . . . . . . . . . . . . . . 10
      8.11  Action by the Company . . . . . . . . . . . . . . . . . . . 10
      8.12  Severability  . . . . . . . . . . . . . . . . . . . . . . . 10

      SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                                   ARTICLE I

                                  DEFINITIONS

     Whenever the initial letter of the following words or phrases is capitalized herein, those words and phrases shall have the meanings stated below unless a different meaning is plainly required by the context:

     1.1 "Affiliate" means the Company and any other corporation or trade or business whose employees are treated as being employed by the Company under Code Sections 414(b), 414(c), 414(m) or 414(o).

     1.2   "Board" means the Company's Board of Directors.

     1.3   "Code" means the Internal Revenue Code of 1986, as amended.

     1.4 "Committee" means the committee appointed by the Board to administer the Plan.

     1.5   "Company" means Chromcraft Revington, Inc.

     1.6   "Company Stock" means Chromcraft Revington common voting stock.

     1.7 "Director" means any duly elected and serving member or former member of the Board who is not also an employee of the Company or an Affiliate at any time during the current Plan Year or the Plan Year immediately preceding his participation in the Plan.

     1.8 "Fees" means all fees payable to a Participant for a Plan Year for services rendered to the Company as a Director with respect to such Plan Year, including fees for attendance at regularly scheduled Board meetings, special meetings called from time to time and any and all meetings of committees of the Board.

     1.9 "Individual Account" means the individual bookkeeping account maintained for each Participant in accordance with Section 4.1.

     1.10 "Participant" means a non-employee Director who becomes a Participant pursuant to Article II of the Plan.

     1.11 "Participation Agreement" means the written agreement between the Participant and the Company pursuant to which the Participant elects to defer receipt of Fees, designate a beneficiary, and elect a form and the time of distribution of his benefits under the Plan.

     1.12 "Plan" means this Chromcraft Revington Directors Deferred Compensation Plan.

     1.13 "Plan Year" means the 12 month period beginning each January 1 and ending each December 31.

                                  ARTICLE II

                                 INTRODUCTION

     2.1 Purpose. The purpose of this Plan is to permit Directors of the Company to defer the receipt and resulting taxation of the Fees to be received from the Company for services as a Director. All benefits payable under this Plan shall be paid solely out of the general assets of the Company.

     2.2   Effective Date.  The effective date of the Plan is January 1, 1999.

                                  ARTICLE III

                                 PARTICIPATION

     3.1 Eligibility. Each Director shall be eligible to participate in the Plan on or after the later of (i) the date he becomes a Director or (ii) June 1, 1998.

     3.2 Participation and Deferrals. A Director shall become a Participant by electing, on a Participation Agreement, to defer the receipt of all or any portion of the Fees he would otherwise receive with respect to a Plan Year as a Director. A Participant who becomes an employee of the Company or an Affiliate will cease to be eligible to have Fees, that are payable on or after such event, deferred under the Plan.

     3.3 Participation Agreement. As a condition to the Company's and the Committee's obligation to withhold and credit deferred Fees for a Participant under the Plan, the Participant must execute a Participation Agreement on such forms and at such times as shall be prescribed by the Committee.

           (a) Timing of Execution and Delivery of Participation Agreement. Except as provided below, a Participation Agreement must be executed by the Participant and the Committee prior to the first day of the Plan Year to which the Fees specified in the Participation Agreement relate. For example, to defer Fees attributable to the 1999 Plan Year, a Participation Agreement must be executed on or prior to December 31, 1998.

           (b) Directors Elected Mid-Year. Notwithstanding subsection (a), a non-employee who is elected or appointed to fill a vacancy on the Board and who was not a Director on the preceding December 31st may, by completing a Participation Agreement, elect to defer Fees for the balance of the Plan Year and succeeding Plan Years. In order to defer Fees under this subsection (b), the newly elected or appointed Director must, within thirty (30) days after such election or appointment, execute and deliver a Participation Agreement to the Committee, which will be effective for Fees payable on or after the first day of the month that follows such thirty (30) day period.

           (c) Modification of Participant Deferral Election. During each December, a Participant and the Committee may execute and deliver an amended Participation Agreement which increases, decreases, commences or terminates the deferral of the Participant's Fees payable after the 31st day of that December.

                                  ARTICLE IV

                                   BENEFITS

     4.1 Establishment of Individual Accounts. The Committee will establish and maintain an Individual Account for each Participant. Fees that are deferred by a Participant under Sections 3.2 and 3.3 shall be converted into hypothetical or "phantom" shares of Company Stock (on the basis provided in Section 4.2) and credited to the Participant's Individual Account. The conversion and credit will be made on the last day of the calendar quarter in which the Fees would have been paid but for such deferral. All phantom shares of Common Stock allocated to the Participant's Individual Account pursuant to this Section 4.1,
Section 4.3 or Section 4.4 which are paid to the Participant or his designated beneficiary during a Plan Year pursuant to Article V shall be converted to cash (in the manner provided in this Section 4.2) and debited from his Individual Account as of the time actually paid.

     4.2 Conversion of Deferrals. Fees deferred under the Plan will be converted into full and fractional phantom shares of Company Stock based on the per share closing price of Company Stock on the New York Stock Exchange on the trading date nearest the last day of the calendar quarter in which such Fees would have, but for such deferral, been paid to the Participant. The conversion will be made as if the deferred Fees were being used to purchase shares of Company Stock on the date specified in the preceding sentence.

     4.3 Dividends. As of the last day of the calendar quarter in which cash or stock dividends on phantom shares of Company Stock allocated to the Participant's Individual Account would have been paid had such shares been actual shares of Company Stock, the Participant's Individual Account shall be credited with such dividends in the form of phantom shares of Company Stock. Stock dividends shall be converted to phantom shares of Company Stock on a share-by-share basis. Cash dividends shall be converted into phantom shares of Company Stock on the basis provided in Section 4.2 using the closing price of Company Stock on the trading date nearest the last day of the calendar quarter in which the actual cash or stock dividends on Company Stock were paid.

     4.4 Changes in Stock. In the event of any change in Company Stock through stock dividends, split-ups, recapitalizations, reclassifications, conversions or otherwise, or in the event that other stock shall be converted into or substituted for the present Company Stock as the result of any merger, consolidation, reorganization or similar transaction, then the Committee shall make appropriate adjustment in the aggregate number, price and kind of phantom shares of Company Stock held in each Individual Account.

     4.5 Unsecured Contractual Rights. The Plan at all times shall be unfunded and shall constitute a mere promise by the Company to make benefit payments in the future. No provision of the Plan shall impose or be deemed to impose any obligation upon the Company, other than an unsecured contractual obligation to make a cash payment to Participants and their beneficiaries in accordance with the terms of the Plan. Benefits payable under the Plan shall be paid directly by the Company from its general assets. The Company shall not be required to segregate any funds or other assets for the payment of benefits under the Plan. Notwithstanding any other provision of this Plan, neither a Participant nor his designated beneficiary shall have any preferred claim on, or any beneficial ownership interest in, any assets of the Company or any Affiliate prior to the time benefits are distributed as provided in Article V.

                                   ARTICLE V

                                 DISTRIBUTIONS

     5.1 Time of Payment of Benefits. Phantom shares of Company Stock credited to a Participant's Individual Account shall be converted to cash (based on the procedures described in Section 4.2) and shall be distributed or shall commence to be distributed to or for the benefit of a Participant (or his designated beneficiary) on the earlier of (i) the Participant's death or (ii) the date the Participant ceases to be a Director or, if later, the date effectively elected by the Participant in his Participation Agreement. A Participant may amend his Participation Agreement at any time to defer the distribution to a date later than the date previously elected. Provided, however, any such amendment must be executed at least six months prior to the date previously elected. In no event, however, may distributions commence later than the date the Director attains age 70.

     5.2 Method of Payment of Benefits. The balance of a Participant's Individual Account shall be distributed in cash in a single lump sum payment or in substantially equal annual installments over a period of not less than three nor more than twelve years, or in a combination of those two methods, as elected by a Participant in accordance with the provisions of Section 5.3. All shares of phantom Company Stock which are converted into cash under this Article V shall be converted based on the provisions of Section 4.2.

     5.3   Benefit Payment Elections.

           (a) In order to be effective, a Participant's election of the time and the method in which his benefits shall be distributed (including benefits which become payable as a result of the Participant's death as set forth in Section 5.4) must be made by delivering a Participation Agreement or an amended Participation Agreement to the Committee not later than 60 days prior to the beginning of the Plan Year in which the Participant has elected to begin receiving his benefits. If the Participant does not elect a time or method of distribution under Section 5.2, or such election is not timely or properly made under this Section 5.3, the Company shall pay the entire benefit at the time and in the method effectively elected in the most recent Participation Agreement or, if no such effective Participation Agreement exists, in the form of a single lump sum within 60 days after the date the Participant first becomes eligible for the distribution under Section 5.1.

           (b) In the event a Participant properly elects and is eligible to receive his Individual Account in the form of installments, the Participant must specify in his written election the number of years over which the installments are to be distributed.

           (c) In the event a Participant properly elects and is eligible to receive his Individual Account in a combination of a lump sum and installments, the Participant must specify in his written election the percentage of the account which will be distributed in a single lump sum and the percentage of the account which will be distributed in installments, including the number of years over which such installments shall be distributed.

           (d) In the case of all installment distributions, only that portion of the Participant's Individual Account which is scheduled to be distributed in the form of installments shall be converted to cash. The balance of such Individual Account shall remain "invested" in phantom shares of Company Stock until the date on which such shares are scheduled to be distributed.

     5.4   Death of a Participant and Beneficiary Designation.

           (a) Form and Time of Payment. In the event of a Participant's death prior to the time his benefits under the Plan commence to be distributed, the balance in his Individual Account shall be paid to his designated beneficiary in the form elected by the Participant in his most recently filed Participation Agreement. Such distribution shall be made or commence to be made within 60 days of the date of the Participant's death. If the Participant has not made an election as to the form in which his benefit under the Plan is to be distributed, or if his election was not timely filed with the Committee or is not in proper form, such benefit shall be paid to the Participant's designated beneficiary in a single lump sum. If the Participant dies after distribution of his benefits under the Plan has commenced, his remaining benefit, if any, shall be distributed in the same form(s) and at the same time(s) as such benefit was being distributed prior to his death, or in a single lump sum, if effectively elected by the Participant in his most recently filed Participation Agreement.

           (b) Designation of Beneficiaries. The Participant may designate a primary and contingent beneficiary or beneficiaries on forms provided by the Committee, which for this purpose may include the Participation Agreement. Such designation may be changed at any time for any reason by the Participant. If the Participant fails to designate a beneficiary, or if such designation shall for any reason be illegal or ineffective, or if the designated beneficiary(ies) shall not survive the Participant, his benefits under the Plan shall be paid to his estate.

                                   ARTICLE VI

                              PLAN ADMINISTRATION

     6.1 Administration by the Committee. The Committee shall be responsible for administering the Plan. Except as the Company shall otherwise expressly determine, the Committee shall be charged with the full power and the responsibility for administering the Plan in all its details.

     6.2   Powers and Responsibilities of the Committee.

           (a) The Committee shall have all powers necessary to administer the Plan, including the power to construe and interpret the Plan docu-ments; to decide all questions relating to an individual's eligibil-ity to participate in the Plan; to determine the amount, manner and timing of any distribution of benefits under the Plan; to resolve any claim for benefits in accordance with Section 6.4, and to appoint or employ advisors, including legal counsel, to render advice with respect to any of the Committee's responsibilities under the Plan. Any construction, interpretation, or application of the Plan by the Committee shall be final, conclusive and binding on all persons.

           (b) Records and Reports. The Committee shall be responsible for maintaining sufficient records to determine each Participant's eligibility to participate in the Plan, and the Fees of each Participant for purposes of determining the amount of contributions that may be made by or on behalf of the Participant under the Plan.

           (c) Rules and Decisions. The Committee may adopt such rules as it deems necessary, desirable or appropriate in the administration of the Plan. All rules and decisions of the Committee shall be applied uniformly and consistently to all Participants in similar circumstances. When making a determination or calculation, the Committee shall be entitled to rely upon information furnished by a Participant or beneficiary, the Company or the Company's legal counsel.

           (d) Application and Forms for Benefits. The Committee may require a Participant or beneficiary to complete and file with it an application for a benefit, and to furnish all pertinent information requested by it. The Committee may rely upon all such information so furnished to it, including the Participant's or beneficiary's current mailing address.

     6.3 Liabilities. The Committee members shall be indemnified and held harmless by the Company with respect to any actual or alleged breach of responsibilities performed or to be performed hereunder.

     6.4   Claims Procedure.

           (a) Filing a Claim. Any Participant or beneficiary under the Plan may file a written claim for a Plan benefit with the Committee or with a person named by the Committee to receive claims under the Plan.

           (b) Notice of Denial of Claim. In the event of a denial or limitation of any benefit or payment due to or requested by any Participant or beneficiary under the Plan ("claimant"), the claimant shall be given a written notification containing specific reasons for the denial or limitation of his benefit. The written notification shall contain specific reference to the pertinent Plan provisions on which the denial or limitation of his benefit is based. In addition, it shall contain a description of any other material or information necessary for the claimant to perfect a claim, and an explanation of why such material or information is necessary. The notification shall further provide appropriate information as to the steps to be taken if the claimant wishes to submit his claim for review. This written notification shall be given to a claimant within 90 days after receipt of his claim by the Committee unless special circumstances require an extension of time for processing the claim.

           If such an extension of time for processing is required, written notice of the extension shall be furnished to the claimant prior to the termination of said 90-day period, and such notice shall indicate the special circumstances which make the postponement appropriate.

           (c) Right of Review. In the event of a denial or limitation of his benefit, the claimant or his duly authorized representative shall be permitted to review pertinent documents and to submit to the Committee issues and comments in writing. In addition, the claimant or his duly authorized representative may make a written request for a full and fair review of his claim and its denial by the Committee; provided, however, that such written request must be received by the Committee (or its delegate to receive such requests) within 60 days after receipt by the claimant of written notification of the denial or limitation of the claim. The 60-day requirement may be waived by the Committee in appropriate cases.

           (d) Decision on Review. A decision shall be rendered by the Committee within 60 days after the receipt of the request for review, provided that where special circumstances require an extension of time for processing the decision, it may be postponed on written notice to the claimant (prior to the expiration of the initial 60-day period) for an additional 60 days after the receipt of such request for review. Any decision by the Committee shall be furnished to the claimant in writing and shall set forth the specific reasons for the decision and the specific Plan provisions on which the decision is based.

           (e) Court Action. No Participant or beneficiary shall have the right to seek judicial review of a denial of benefits, or to bring any action in any court to enforce a claim for benefits prior to filing a claim for benefits or exhausting his rights to review under this Section 6.4.

                                  ARTICLE VII

                           AMENDMENT AND TERMINATION

     The Board may amend, suspend or terminate the Plan, in whole or in part, without the consent of the Committee, Participants, beneficiaries or any other person, except that no amendment, suspension or termination shall retroactively impair or otherwise adversely affect (without written consent) the rights of a Participant or beneficiary which have accrued prior to the date of such action, as determined by the Committee in its sole discretion. It is noted, however, that the Participant's benefits under the Plan constitute mere unsecured claims on the general assets of the Company.

                                 ARTICLE VIII

                              GENERAL PROVISIONS

     8.1 Governing Law. The Plan shall be construed, regulated and administered according to the laws of the State of Indiana, except in those areas preempted by the laws of the United States of America in which case such laws will control.

     8.2 Headings and Gender. The headings and subheadings in the Plan have been inserted for convenience of reference only and shall not affect the construction of the provisions hereof. In any necessary construction the masculine shall include the feminine and the singular the plural, and vice versa.

     8.3 Participant's Rights; Acquittance. No Participant shall acquire any right to be retained as a Director by virtue of the Plan, nor, upon his dismissal, or upon his voluntary termination as a Director shall he have any right or interest in or to any Plan assets other than as specifically provided herein.

     8.4 Spendthrift Clause. No benefit or interest available hereunder will be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment or garnishment by creditors of the Participant or the Participant's designated beneficiary, either voluntarily or involuntarily.

     8.5 Counterparts. This Plan may be executed in any number of counterparts, each of which shall constitute but one and the same instrument and may be sufficiently evidenced by any one counterpart.

     8.6 No Enlargement of Rights. Nothing contained in the Plan shall be construed as a contract of employment between the Company and any person, nor shall the Plan be deemed to give any person the right to be retained in the employ or as a Director or limit the right of the Company to employ or discharge any person with or without cause.

     8.7 Limitations on Liability. Notwithstanding any of the preceding provisions of the Plan, neither the Company, the Committee nor any individual acting as an employee or agent of the Company shall be liable to any Participant, Director or beneficiary for any claim, loss, liability or expense incurred in connection with the Plan, except when the same shall have been judicially determined to be due to the gross negligence or willful misconduct of such person.

     8.8 Incapacity of Participant or Beneficiary. If any person entitled to receive a distribution under the Plan is physically or mentally incapable of personally receiving and giving a valid receipt for any payment due (unless prior claim therefor shall have been made by a duly qualified guardian or other legal representative), then, unless and until claim therefor shall have been made by a duly appointed guardian or other legal representative of such person, the Committee may provide for such payment or any part thereof to be made to any other person or institution then contributing toward or providing for the care and maintenance of such person. Any such payment shall be a payment for the account of such person and a complete discharge of any liability of the Company and the Plan.

     8.9 Corporate Successors. The Plan shall not be automatically terminated by a transfer or sale of assets of the Company or by the merger or consolidation of the Company into or with any other corporation or other entity ("Transaction"), but the Plan shall be continued after the Transaction only if and to the extent that the transferee, purchaser or successor entity agrees to continue the Plan.

     8.10 Evidence. Evidence required of anyone under the Plan may be by certificate, affidavit, document or other information which the person relying thereon considers pertinent and reliable, and signed, made or presented by the proper party or parties.

     8.11 Action by the Company. Any action required of or permitted by the Company under the Plan shall be by resolution of its Board, or by resolution of a committee of the Board or by a person or persons authorized by resolution of the Board or a committee.

     8.12 Severability. In the event any provisions of the Plan shall be held to be illegal or invalid for any reason, such illegality or invalidity shall not affect the remaining parts of the Plan, and the Plan shall be construed and endorsed as if such illegal or invalid provisions had never been contained in the Plan.

                                EXHIBIT (10.7)

                          CHROMCRAFT REVINGTON, INC.

                    SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

          (As Amended and Restated Effective as of December 3, 1998)

                          CHROMCRAFT REVINGTON, INC.

                    SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

                               TABLE OF CONTENTS

ARTICLE                                                                PAGE
-------                                                                ----

      INTRODUCTION  . . . . . . . . . . . . . . . . . . . . . . . . . .  1

I.    DEFINITIONS . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
      1.1   Board . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
      1.2   Code  . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
      1.3   Committee . . . . . . . . . . . . . . . . . . . . . . . . .  1
      1.4   Company . . . . . . . . . . . . . . . . . . . . . . . . . .  1
      1.5   Compensation  . . . . . . . . . . . . . . . . . . . . . . .  1
      1.6   Deferral Account  . . . . . . . . . . . . . . . . . . . . .  1
      1.7   Disability  . . . . . . . . . . . . . . . . . . . . . . . .  1
      1.8   Discretionary Contribution Account  . . . . . . . . . . . .  1
      1.9   Effective Date  . . . . . . . . . . . . . . . . . . . . . .  2
      1.10  Employee  . . . . . . . . . . . . . . . . . . . . . . . . .  2
      1.11  Employer  . . . . . . . . . . . . . . . . . . . . . . . . .  2
      1.12  Employer Contribution Account . . . . . . . . . . . . . . .  2
      1.13  Executive Incentive Plan Savings Account  . . . . . . . . .  2
      1.14  Matching Contribution Account . . . . . . . . . . . . . . .  2
      1.15  Participant . . . . . . . . . . . . . . . . . . . . . . . .  2
      1.16  Participant Salary Deferral Contributions . . . . . . . . .  2
      1.17  Participation Agreement . . . . . . . . . . . . . . . . . .  2
      1.18  Plan  . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
      1.19  Plan Year . . . . . . . . . . . . . . . . . . . . . . . . .  2
      1.20  Trust . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
      1.21  Trustee . . . . . . . . . . . . . . . . . . . . . . . . . .  2

II.   ELIGIBILITY AND PARTICIPATION . . . . . . . . . . . . . . . . . .  3

III.  CONTRIBUTIONS AND ALLOCATIONS . . . . . . . . . . . . . . . . . .  3
      3.1   Participant Salary Deferral Contributions . . . . . . . . .  3
      3.2   Participation Agreement . . . . . . . . . . . . . . . . . .  3
      3.3   Supplemental Benefits . . . . . . . . . . . . . . . . . . .  4
      3.4   Allocation of Contributions and Adjustments . . . . . . . .  5
      3.5   Allocation of Forfeitures . . . . . . . . . . . . . . . . .  6

IV.   INVESTMENT OF CONTRIBUTIONS . . . . . . . . . . . . . . . . . . .  7
      4.1   Investments . . . . . . . . . . . . . . . . . . . . . . . .  7
      4.2   Unsecured Contractual Rights  . . . . . . . . . . . . . . .  7

V.    DISTRIBUTIONS . . . . . . . . . . . . . . . . . . . . . . . . . .  7
      5.1   Time of Payment of Benefits . . . . . . . . . . . . . . . .  7
      5.2   Method of Payment of Benefits . . . . . . . . . . . . . . .  7
      5.3   Forfeitures . . . . . . . . . . . . . . . . . . . . . . . .  8
      5.4   Death of the Participant and Beneficiary Designation  . . .  8
      5.5   Advance Payments to Participants  . . . . . . . . . . . . .  9

VI.   PLAN ADMINISTRATION . . . . . . . . . . . . . . . . . . . . . . . 10

      6.1   Administration by the Committee . . . . . . . . . . . . . . 10
      6.2   Powers and Responsibilities of the Committee  . . . . . . . 10
      6.3   Liabilities . . . . . . . . . . . . . . . . . . . . . . . . 11
      6.4   Claims Procedure  . . . . . . . . . . . . . . . . . . . . . 11
      6.5   Income and Employment Tax Withholding . . . . . . . . . . . 12

VII.  AMENDMENT AND TERMINATION OF THE PLAN . . . . . . . . . . . . . . 12
      7.1   Amendment of the Plan . . . . . . . . . . . . . . . . . . . 12
      7.2   Termination of the Plan . . . . . . . . . . . . . . . . . . 12

VIII. MISCELLANEOUS . . . . . . . . . . . . . . . . . . . . . . . . . . 12
      8.1   Governing Law . . . . . . . . . . . . . . . . . . . . . . . 12
      8.2   Headings and Gender . . . . . . . . . . . . . . . . . . . . 12
      8.3   Participant's Rights; Acquittance . . . . . . . . . . . . . 12
      8.4   Spendthrift Clause  . . . . . . . . . . . . . . . . . . . . 13
      8.5   Counterparts  . . . . . . . . . . . . . . . . . . . . . . . 13
      8.6   No Enlargement of Employment Rights . . . . . . . . . . . . 13
      8.7   Limitations on Liability  . . . . . . . . . . . . . . . . . 13
      8.8   Incapacity for Participant or Beneficiary . . . . . . . . . 13
      8.9   Corporate Successors  . . . . . . . . . . . . . . . . . . . 13
      8.10  Evidence  . . . . . . . . . . . . . . . . . . . . . . . . . 13
      8.11  Action by Employers . . . . . . . . . . . . . . . . . . . . 13
      8.12  Severability  . . . . . . . . . . . . . . . . . . . . . . . 14

IX.   EXECUTIVE PLAN ACCOUNTS . . . . . . . . . . . . . . . . . . . . . 14

      SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                                 INTRODUCTION

     The purpose of this Plan is to permit a select group of management or highly compensated Employees to elect to defer compensation from the Employers without regard to the limitations imposed by the Code on the benefits which may accrue to those Employees under the Employers' tax-qualified retirement plans and to provide supplemental retirement benefits to help recompense the Employees for benefits lost due to the imposition of Code limitations on tax-qualified retirement benefits. It is the intention of the Employers that the Plan shall constitute an unfunded arrangement maintained for the purpose of providing deferred compensation for a select group of management or highly compensated employees for federal income tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974, as amended.

                                   ARTICLE I

                                  DEFINITIONS

     Whenever the initial letter of a word or phrase is capitalized herein, the following words and phrases shall have the meanings stated below unless a different meaning is plainly required by the context:

     1.1   "Board" means the Board of Directors of the Company.

     1.2   "Code" means the Internal Revenue Code, as amended.

     1.3   "Committee" means the Administrative Committee described in Section
6.1 of the Plan.

     1.4   "Company" means Chromcraft Revington, Inc.

     1.5 "Compensation" means the Participant's base salary and short term and long term bonuses from his Employer for a calendar year, including any salary reduction Employer contributions made on behalf of the Participant under this Plan or under a plan which qualifies under Section 401(k) of the Code and/or
Section 125 of the Code. Compensation taken into account under the Plan shall not be limited as provided in Section 401(a)(17) of the Code.

     1.6 "Deferral Account" means the individual bookkeeping account maintained for each Participant in accordance with Section 3.4(a) of the Plan.

     1.7 "Disabled" or "Disability" means a disability as determined for purposes of the Chromcraft Revington Savings Plan.

     1.8 "Discretionary Contribution Account" means the individual bookkeeping account maintained for each Participant in accordance with Section 3.4(d) of the Plan.

     1.9   "Effective Date" means December 3, 1998.

     1.10  "Employee" means any individual who is employed by an Employer.

     1.11 "Employer" means the Company and any other entity the Company allows to adopt and become a co-sponsor of the Plan.

     1.12 "Employer Contribution Account" means the individual bookkeeping account maintained for each Participant in accordance with Section 3.4(c) of the Plan.

     1.13 "Executive Incentive Plan Savings Account" means the individual bookkeeping account maintained for affected Participants as described in Article IX of the Plan.

     1.14 "Matching Contribution Account" means the individual bookkeeping account maintained for each Participant in accordance with Section 3.4(b) of the plan.

     1.15 "Participant" means a salaried executive Employee of an Employer who becomes a Participant pursuant to the provisions of Article II of the Plan.

     1.16 "Participant Salary Deferral Contributions" means contributions made to the Plan pursuant to Section 3.1 by an Employer, at the election of the Participant, in lieu of Compensation, under a Participation Agreement between the Participant and an Employer. Although the term "contribution" is used for ease of reference, credits to Participants' individual accounts under the Plan are merely credits to a bookkeeping account.

     1.17 "Participation Agreement" means a written agreement between the Participant and an Employer pursuant to which the Participant elects to make Participant Salary Deferral Contributions, designates his beneficiary(ies), elects a form of distribution and elects the time at which his benefit will be distributed under the Plan.

     1.18 "Plan" means the deferred compensation plan embodied herein, as amended from time to time, known as the Chromcraft Revington, Inc. Supplemental Executive Retirement Plan.

     1.19 "Plan Year" means the 12-month period beginning each January 1 and ending on the following December 31.

     1.20 "Trust" means a so-called "rabbi trust" evidenced by a trust agreement between the Company and the Trustee.

     1.21 "Trustee" means the independent financial institution designated in the Trust from time to time to hold assets to be used to provide benefits under the Plan.

                                  ARTICLE II

                         ELIGIBILITY AND PARTICIPATION

     A member of a select group of management or highly compensated Employees is eligible to become a Participant in the Plan provided the Employee is designated as a Participant by the Committee in writing. A designated Employee will become a Participant as of the later of the Effective Date or the date specified by the Committee. A Participant may be removed as an active Participant by the Committee effective as of any date, so that he will not be entitled to make deferrals or receive benefit accruals under Article III on or after that date.

                                 ARTICLE III

                        CONTRIBUTIONS AND ALLOCATIONS

     3.1   Participant Salary Deferral Contributions.

           (a) Salary Deferral Elections. Subject to the terms and limitations of this Article III, an Employer shall reduce a Participant's Compensation and make a Salary Deferral Contribution on behalf of each Participant with respect to whom a Participation Agreement is in effect. The Participation Agreement shall specify the percentage
           (or dollar amount) of the Participant's (i) base salary and/or (ii) short term or long term incentive bonus as is mutually agreed upon between the Participant and the Committee. Such percentage (or dollar amount) shall remain in effect thereafter until another percentage (or dollar amount) is agreed upon by the Participant and the Committee in accordance with the provisions of Section 3.2 or until the Committee notifies the Participant that the Participant is no longer eligible to make contributions under this Section 3.1.

           (b) Limit on Contributions. The maximum amount of a Participant's Compensation that may be subject to Participant Salary Deferral Contributions for a Plan Year shall be (i) 50 percent of the Participant's base salary and (ii) 100 percent of the Participant's bonuses.

     3.2   Participation Agreement.

           (a) Requirement for Participation Agreement. As a condition to an Employer's and the Committee's obligation to credit Participant Salary Deferral Contributions for the benefit of a Participant pursuant to Section 3.1, the Participant must execute one or more Participation Agreements with the Committee (on such forms as shall be prescribed by the Committee) in which it is agreed that the Participant's Employer will withhold payment of a portion of the

           Participant's Compensation and shall credit such amount withheld to the Participant's Deferral Account at the times set forth in the Plan.

           (b) Timing of Execution and Delivery of Participation Agreement. A Participation Agreement to defer the receipt of base salary must be executed by the Participant and the Committee prior to the beginning of the Plan Year for which the base salary is to be paid. A Participation Agreement to defer the receipt of a bonus must be executed by the Participant and the Committee on or prior to the last day of the Plan Year preceding the Plan Year in which the bonus is to be paid. For example, to defer all or a portion of a 1999 bonus payable in 2000, the Participation Agreement would have to be executed on or before December 31, 1999.

           (c) Modification of Participant Salary Deferral Contributions. A Participant and the Committee may execute and deliver an amended Participation Agreement which decreases or terminates Participant Salary Deferral Contributions if the Committee, in its sole discretion, determines that the Participant has suffered an unforeseeable emergency which results in a severe financial hardship as defined in Section 5.5 of the Plan. Such change shall apply to the portion of the Plan Year remaining after the Committee's determination that the Participant has suffered a severe financial hardship.

     3.3   Supplemental Benefits.

           (a) Matching Contributions. An Employer shall make a contribution each Plan Year for each Participant in its employ during that year in an amount equal to the amount of matching contributions that, but for the limitation of Code Section 401(m), could have been made for the Participant under any tax-qualified defined contribution plan maintained by the Employer for a plan year that ends with or within that Plan Year.

           (b) Employer Contributions. An Employer shall make a contribution each Plan Year for each Participant in its employ during that year in an amount equal to the amount that, but for the limitations of Code
           Section 401(a)(17) or 415, could have been made for or allocated to the Participant under any tax-qualified defined contribution plan maintained by the Employer for a plan year that ends with or within that Plan Year. A contribution will only be made pursuant to this subsection (b) for "profit sharing" or "money purchase pension" contributions that are limited under the Employers' defined contribution plans.

           (c) Discretionary Contributions. An Employer may make a contribution each Plan Year for any Participant in its employ during that year in any amount it determines in its sole discretion.

     3.4   Allocation of Contributions and Adjustments.

           (a) Deferral Account. The Committee shall establish and maintain a Deferral Account in the name of each Participant, to which the Committee shall credit all amounts to be allocated to each Participant pursuant to Section 3.1 and 3.2 and from which the Committee shall debit all amounts paid to the Participant or his designated beneficiary pursuant to Article V.

           (b) Matching Contribution Account. The Committee shall also establish and maintain a Matching Contribution Account in the name of each Participant, to which the Committee shall credit all amounts to be credited to the Participant pursuant to Section 3.3(a) and from which the Committee shall debit all amounts paid to the Participant or his designated beneficiary pursuant to Article V.

           (c) Employer Contribution Account. The Committee shall also establish and maintain an Employer Contribution Account in the name of each Participant, to which the Committee shall credit all amounts to be credited to the Participant pursuant to Section 3.3(b) and from which the Committee shall debit all amounts paid to the Participant or his designated beneficiary pursuant to Article V.

           (d) Discretionary Contribution Account. The Committee shall also establish and maintain a Discretionary Contribution Account in the name of each Participant, to which the Committee shall credit all amounts to be credited to the Participant pursuant to Section 3.3(c) and from which the Committee shall debit all amounts paid to the Participant or his designated beneficiary pursuant to Article V.

           (e) Accounting. As of the last day of each calendar quarter (and as of any other date selected by the Committee) the Participants' accounts shall be adjusted as follows:

                (i) First, by charging a Participant's Deferral, Matching Contribution, Employer Contribution, Discretionary Contribution and/or Executive Incentive Plan Savings Accounts with any payments made to or on behalf of that Participant or his designated beneficiary since the last accounting.

                (ii) Second, by crediting the balances in all the Participants' accounts with the earnings credit amount determined as of that date. The earnings credit amount shall be based upon the net earnings of the Trust for period since the last accounting and shall be determined as if all accounts under the Plan were invested under the Trust and earned a rate of return equal to the rate earned by the Trust that period. If there are no investments under the Trust for that period, the earnings credit shall be based upon hypothetical investments designated by the Company from time to time and shall be determined as if all accounts under the Plan were invested in those hypothetical investments during that period.

                (iii) Third, by crediting each Participant's Deferral Account with any Participant Salary Deferral Contributions that are to be credited to his Deferral Account as of that date.

                (iv) Fourth, by crediting each Participant's Matching Contribution Account with any matching contributions that are to be credited to his Matching Contribution Account as of that date.

                (v) Fifth, by crediting each Participant's Employer Contribution Account with any Employer contributions that are to be credited to his Employer Contribution Account under Section 3.3(b) as of that date.

                (vi) Finally, by crediting each Participant's Discretionary Contribution Account with any Employer contributions that are to be credited to his Discretionary Contribution Account under Section 3.3(c) as of that date.

           (f) Crediting of Contributions. Participant Salary Deferral Contributions and any Employer matching, prescribed or discretionary contributions shall be credited to Participants' accounts as of the day in which those contributions are contributed to the Trust.

     3.5 Allocation of Forfeitures. The amount, if any, of a Participant's Matching Contribution Account, Employer Contribution Account or Discretionary Contribution Account forfeited pursuant to Section 5.3 of the Plan shall be used to reduce the Employers' contributions payable under the Plan for that Plan Year or, if there are no Employer Contributions payable for the Plan Year in which a forfeiture occurs, the forfeiture shall revert to the Employers.

                                  ARTICLE IV

                          INVESTMENT OF CONTRIBUTIONS

     4.1 Investments. All contributions under the Plan shall be credited to each Participant's Deferral Account, Matching Contribution Account, Employer Contribution Account or Discretionary Contribution Account as provided in
Section 3.4. At the discretion of the Board, all or any portion of such contributions may be contributed to the Trust. No provision of the Plan shall impose or be deemed to impose any obligation upon the Employers, other than an unsecured contractual obligation to make a cash payment to Participants and their beneficiaries in accordance with the terms of the Plan. Benefits payable under the Plan shall be paid directly by the Employers from their general assets to the extent not paid from the Trust.

     4.2 Unsecured Contractual Rights. The Plan at all times shall be unfunded and shall constitute a mere promise by the Employers to make benefit payments in the future. Notwithstanding any other provision of this Plan, neither a Participant nor his designated beneficiary shall have any preferred claim on, or any beneficial ownership interest in, any assets of the Employers prior to the time benefits are paid as provided in Article V, including any Compensation deferred by the Participant. All rights created under this Plan shall be mere unsecured contractual rights of the Participant against the Employers.

                                   ARTICLE V

                                 DISTRIBUTIONS

     5.1 Time of Payment of Benefits. All non-forfeitable amounts credited to a Participant's Deferral, Matching Contribution, Employer Contribution and Discretionary Contribution Accounts shall be or shall commence to be distributed to or for the benefit of a Participant (or his designated beneficiary) as soon as practicable after the date the Participant terminates employment with all the Employers.

     5.2 Method of Payment of Benefits. The non-forfeitable balance of a Participant's Deferral, Matching Contribution, Employer Contribution and Discretionary Contribution Accounts shall be distributed in cash or kind, as determined by the Committee, in a single lump sum or, after June 1, 1998, in annual installments over a period of not less than three nor more than twelve years, or in a combination of those two methods, as elected by the Participant in accordance with the following:

           (a) In order to be effective, a Participant's election of the time and the method in which his benefits shall be distributed (including benefits which become payable as a result of the Participant's death as set forth in Section 5.4) must be made by delivering a Participation Agreement or an amended Participation Agreement to the Committee not later than 60 days prior to the beginning of the Plan Year in which the Participant has elected to begin receiving his benefits. If the Participant does not elect a time or method of distribution, or such election is not timely or properly made under this Section 5.3, the Employers shall pay the entire benefit at the time and in the method effectively elected in the most recent Participation Agreement or, if no such effective Participation Agreement exists, in the form of a single lump sum within 60 days after the date the Participant first becomes eligible for the distribution under Section 5.1.

           (b) In the event a Participant properly elects and is eligible to receive his Plan benefit in the form of installments, the Participant must specify in his written election the number of years over which the installments are to be distributed.

           (c) In the event a Participant properly elects and is eligible to receive his Plan benefit in a combination of a lump sum and installments, the Participant must specify in his written election the percentage of the account which will be distributed in a single lump sum and the percentage of the benefit which will be distributed in installments, including the number of years over which such installments shall be distributed.

     5.3 Forfeitures. In the event a Participant terminates employment with the Employers for any reason other than retirement on or after attaining age 55, Disability or death, such Participant shall become entitled only to the vested portion of his accounts, payable according to the provisions of Article V of the Plan. A Participant's Deferral Account shall at all times be 100 percent vested. A Participant's vested and non-forfeitable interest in his Matching Contribution and Employer Contribution Accounts shall be determined in accordance with the vesting schedule under the tax-qualified plan to which those contributions relate. A Participant's vested and non-forfeitable interest in his Discretionary Contribution Account shall be determined in accordance with a schedule set by the Participant's Employer from time to time. In the event of a termination of employment as described in this Section 5.3 at a time when a Participant's vested interest in his accounts is less than 100 percent, then that portion of the Participant's accounts that is not vested shall be forfeited and be used to reduce Employer contributions or revert to the Employers as provided in Section 3.5.

     5.4   Death of the Participant and Beneficiary Designation.

           (a) Form and Time of Payment. In the event of a Participant's death prior to the time his benefits under the Plan commence to be distributed, the balance in his Deferral, Matching Contribution and Employer Contribution Accounts shall be paid to his designated beneficiary in a single lump sum. Such distribution shall be made within 90 days of the date of the Participant's death. If the Participant dies after distribution of his benefits under the Plan has commenced, his remaining benefit, if any, shall be distributed in the same form(s) and at the same time(s) as such benefit was being distributed prior to his death, or in a single lump sum, if effectively elected by the Participant in his most recently filed Participation Agreement.

           (b) Designation of Beneficiaries. The Participant may designate a primary and contingent beneficiary or beneficiaries on forms provided by the Committee, which for this purpose may include the Participation Agreement. Such designation may be changed at any time for any reason by the Participant. If the Participant fails to designate a beneficiary, or if such designation shall for any reason be illegal or ineffective, or if the designated beneficiary(ies) shall not survive the Participant, his benefits under the Plan shall be paid: (i) to his surviving spouse; (ii) if there is no surviving spouse, to the duly appointed and qualified executor or other personal representative of the Participant to be distributed in accordance with the Participant's will or applicable intestacy law; or (iii) in the event that there shall be no such representative duly appointed and qualified within 45 days after the date of death of the Participant, then to such persons as, at the date of his death, who would be entitled to share in the distribution of the Participant's estate under the provisions of the applicable statutes then in force governing the descent of intestate property, in the proportions specified in such statute. The Committee may determine the identity of the distributees, and in so doing may act and rely upon any information it may deem reliable upon reasonable inquiry, and upon any affidavit, certificate or other document believed by it to be genuine, and upon any evidence believed by it to be sufficient.

     5.5 Advance Payments to Participants. The Committee may make payment to a Participant in advance of the date such payment is due pursuant to Section 5.1 (an "Advance Payment"), to the extent (i) funds of the Employers are available for such purpose; (ii) the Committee determines that the Participant has suffered an unforeseeable emergency which has caused a need for an Advance Payment; and (iii) the waiver by the Committee of the election to defer Compensation under Article III is insufficient, as determined by the Committee in its discretion, to satisfy such hardship. For the purposes of this Section 5.5, an unforeseeable emergency is a severe financial hardship to a Participant resulting from a sudden and unexpected illness or accident of the Participant or of a dependent of the Participant (as defined in Code Section 152(a)), loss of the Participant's property due to casualty, or other similar extraordinary and unforeseen circumstances arising as a result of events beyond the control of the Participant. The circumstances that will constitute an unforeseeable emergency will depend upon the facts of each case; however, the Committee shall not grant any waiver of a Participant's deferral election or make an Advance Payment to the extent that his hardship may be relieved (i) through reimbursement or compensation by insurance or otherwise; (ii) by liquidation of the Participant's assets, to the extent liquidation of such assets would not itself cause severe financial hardship; or (iii) by cessation of salary reduction contributions under any "401(k)" plan. An unforeseeable emergency shall not include the need to send the Participant's child to college or the desire to purchase a home.
An Advance Payment made under this Section 5.5 shall be made only to the extent reasonably needed to satisfy the emergency need.

                                  ARTICLE VI

                             PLAN ADMINISTRATION

     6.1 Administration by the Committee. The Committee shall be responsible for administering the Plan. Except as the Company shall otherwise expressly determine, the Committee shall be charged with the full power and the responsibility for administering the Plan in all its details.

     6.2   Powers and Responsibilities of the Committee.

           (a) The Committee shall have all powers necessary to administer the Plan, including the power to construe and interpret the Plan documents; to decide all questions relating to an individual's eligibility to participate in the Plan; to require information from a Participant or beneficiary; to determine whether a Participant has actually terminated employment; to determine the amount, manner and timing of any distribution of benefits or withdrawal under the Plan; to resolve any claim for benefits in accordance with Section 6.4, and to appoint or employ advisors, including legal counsel, to render advice with respect to any of the Committee's responsibilities under the Plan. Any construction, interpretation, or application of the Plan by the Committee shall be final, conclusive and binding. All actions by the Committee shall be taken pursuant to uniform standards applied to all persons similarly situated.

           (b) Records and Reports. The Committee shall be responsible for maintaining sufficient records to determine each Participant's eligibility to participate in the Plan, and the Compensation of each Participant for purposes of determining the amount of contributions that may be made by or on behalf of the Participant under the Plan.

           (c) Rules and Decisions. The Committee may adopt such rules as it deems necessary, desirable or appropriate in the administration of the Plan. All rules and decisions of the Committee shall be applied uniformly and consistently to all Participants in similar circumstances. When making a determination or calculation, the Committee shall be entitled to rely upon information furnished by a Participant or beneficiary, the Employers or the legal counsel of an Employer.

           (d) Application and Forms for Benefits. The Committee may require a Participant or beneficiary to complete and file with it an application for a benefit, and to furnish all pertinent information requested by it. The Committee may rely upon all such information so furnished to it, including the Participant's or beneficiary's current mailing address.

     6.3 Liabilities. The Committee shall be indemnified and held harmless by the Employers with respect to any actual or alleged breach of responsibilities performed or to be performed hereunder.

     6.4   Claims Procedure.

           (a) Filing a Claim. Any Participant or Beneficiary under the Plan may file a written claim for a Plan benefit with the Committee or with a person named by the Committee to receive claims under the Plan.

           (b) Notice of Denial of Claim. In the event of a denial or limitation of any benefit or payment due to or requested by any Participant or beneficiary under the Plan ("claimant"), the claimant shall be given a written notification containing specific reasons for the denial or limitation of his benefit. The written notification shall contain specific reference to the pertinent Plan provisions on which the denial or limitation of his benefit is based. In addition, it shall contain a description of any other material or information necessary for the claimant to perfect a claim, and an explanation of why such material or information is necessary. The notification shall further provide appropriate information as to the steps to be taken if the claimant wishes to submit his claim for review. This written notification shall be given to a claimant within 90 days after receipt of his claim by the Committee unless special circumstances require an extension of time for processing the claim. If such an extension of time for processing is required, written notice of the extension shall be furnished to the claimant prior to the termination of said 90-day period, and such notice shall indicate the special circumstances which make the postponement appropriate.

           (c) Right of Review. In the event of a denial or limitation of his benefit, the claimant or his duly authorized representative shall be permitted to review pertinent documents and to submit to the Committee issues and comments in writing. In addition, the claimant or his duly authorized representative may make a written request for a full and fair review of his claim and its denial by the Committee; provided, however, that such written request must be received by the Committee (or its delegate to receive such requests) within 60 days after receipt by the claimant of written notification of the denial or limitation of the claim. The 60-day requirement may be waived by the Committee in appropriate cases.

           (d) Decision on Review. A decision shall be rendered by the Committee within 60 days after the receipt of the request for review, provided that where special circumstances require an extension of time for processing the decision, it may be postponed on written notice to the claimant (prior to the expiration of the initial 60-day period) for an additional 60 days after the receipt of such request for review. Any decision by the Committee shall be furnished to the claimant in writing and shall set forth the specific reasons for the decision and the specific Plan provisions on which the decision is based.

           (e) Court Action. No Participant or beneficiary shall have the right to seek judicial review of a denial of benefits, or to bring any action in any court to enforce a claim for benefits prior to filing a claim for benefits or exhausting his rights to review under this Section 6.4.

     6.5 Income and Employment Tax Withholding. The Employers shall be responsible for withholding, and the Participant shall agree to such withholdings in his Participation Agreement from the Participant's Compensation or from the distribution of his benefit under the Plan of all applicable federal, state, city and local taxes.

                                  ARTICLE VII

                     AMENDMENT AND TERMINATION OF THE PLAN

     7.1 Amendment of the Plan. The Company shall have the right at any time to modify, alter or amend the Plan in whole or in part.

     7.2 Termination of the Plan. The Company reserves the right at any time to terminate the Plan or to reduce or cease benefit accruals at any time.

                                 ARTICLE VIII

                                 MISCELLANEOUS

     8.1 Governing Law. The Plan shall be construed, regulated and administered according to the laws of the State of Indiana, except in those areas preempted by the laws of the United States of America in which case such laws will control.

     8.2 Headings and Gender. The headings and subheadings in the Plan have been inserted for convenience of reference only and shall not affect the construction of the provisions hereof. In any necessary construction the masculine shall include the feminine and the singular the plural, and vice versa.

     8.3 Participant's Rights; Acquittance. No Participant shall acquire any right to be retained in an Employer's employ by virtue of the Plan, nor, upon his dismissal or upon his voluntary termination of employment, shall he have any right or interest in or to any Plan assets other than as specifically provided herein.

     8.4 Spendthrift Clause. No benefit or interest available hereunder will be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment or garnishment by creditors of the Participant or the Participant's designated beneficiary, either voluntarily or involuntarily.

     8.5 Counterparts. This Plan may be executed in any number of counterparts, each of which shall constitute but one and the same instrument and may be sufficiently evidenced by any one counterpart.

     8.6 No Enlargement of Employment Rights. Nothing contained in the Plan shall be construed as a contract of employment between an Employer and any person, nor shall the Plan be deemed to give any person the right to be retained in the employ of an Employer or limit the right of an Employer to employ or discharge any person with or without cause, or to discipline any Employee.

     8.7 Limitations on Liability. Notwithstanding any of the preceding provisions of the Plan, none of the Employers, the Committee and each individual acting as an employee or agent of any of them shall be liable to any Participant, Employee or beneficiary for any claim, loss, liability or expense incurred in connection with the Plan, except when the same shall have been judicially determined to be due to the gross negligence or willful misconduct of such person.

     8.8 Incapacity of Participant or Beneficiary. If any person entitled to receive a distribution under the Plan is physically or mentally incapable of personally receiving and giving a valid receipt for any payment due (unless prior claim therefor shall have been made by a duly qualified guardian or other legal representative), then, unless and until claim therefor shall have been made by a duly appointed guardian or other legal representative of such person, the Committee may provide for such payment or any part thereof to be made to any other person or institution then contributing toward or providing for the care and maintenance of such person. Any such payment shall be a payment for the account of such person and a complete discharge of any liability of the Employers and the Plan.

     8.9 Corporate Successors. The Plan shall not be automatically terminated by a transfer or sale of assets of the Company or by the merger or consolidation of the Company into or with any other corporation or other entity ("Transaction"), but the Plan shall be continued after the Transaction only if and to the extent that the transferee, purchaser or successor entity agrees to continue the Plan.

     8.10 Evidence. Evidence required of anyone under the Plan may be by certificate, affidavit, document or other information which the person relying thereon considers pertinent and reliable, and signed, made or presented by the proper party or parties.

     8.11 Action by Employer. Any action required of or permitted by an Employer under the Plan shall be by resolution of its Board of Directors or, for the Company, by resolution of the Board or the Committee or by a person or persons authorized by resolution of the Board or the Committee.

     8.12 Severability. In the event any provisions of the Plan shall be held to be illegal or invalid for any reason, such illegality or invalidity shall not affect the remaining parts of the Plan, and the Plan shall be construed and endorsed as if such illegal or invalid provisions had never been contained in the Plan.

                                  ARTICLE IX

                            EXECUTIVE PLAN ACCOUNTS

     Effective as of June 1, 1998, the Company merged the Chromcraft Revington Executive Retirement Plan (the "Executive Retirement Plan") into this Plan. As a result, the account maintained for each participant under the Executive Retirement Plan shall be transferred to this Plan. The Company stock "held" in each such account shall be "sold" as of June 1, converted to a dollar amount, and then credited to the applicable individual's Executive Incentive Plan Savings Account under this Plan. The earnings credit to be made pursuant to
Section 3.4(e) shall reflect the credit as of the June 1, 1998 date. Thereafter, the accrued benefit transferred from the Executive Retirement Plan to the Executive Incentive Plan Savings Account shall be held, distributed and otherwise treated as all other accrued benefits reflected in the Executive Incentive Plan Savings Account.

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


(a) A 100% owned subsidiary of Silver Furniture Co., Inc.

                                EXHIBIT (23.1)

                        CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Chromcraft Revington, Inc.:

We consent to incorporation by reference in the registration statement on Form S-8 (No. 33-48728) of Chromcraft Revington, Inc. of our report dated February 1, 1999, relating to the consolidated balance sheets of Chromcraft Revington, Inc. and subsidiaries as of December 31, 1998 and 1997, the related consolidated statements of earnings, stockholders' equity, and cash flows and the consol-idated financial statement schedule for each of the years in the three-year period ended December 31, 1998, which report appears in the December 31, 1998 annual report on Form 10-K of Chromcraft Revington, Inc.


KPMG LLP
Indianapolis, Indiana
March 26, 1999

                                 EXHIBIT (24.1)

                               POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E. THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitu-tion and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and any and all amendments thereto, to be filed with the Securities and Exchange Commission pursuant to the require-ments of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and autho-rity to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.


Dated:  March 26, 1999                            Bruce C. Bruckmann, Director

                                 EXHIBIT (24.1)

                               POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E. THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitu-tion and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and any and all amendments thereto, to be filed with the Securities and Exchange Commission pursuant to the require-ments of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and autho-rity to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.


Dated:  March 15, 1999                            David L. Kolb, Director

                                 EXHIBIT (24.1)

                               POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E. THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitu-tion and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and any and all amendments thereto, to be filed with the Securities and Exchange Commission pursuant to the require-ments of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and autho-rity to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.


Dated:  March 13, 1999                            Larry P. Kunz, Director

                                 EXHIBIT (24.1)

                               POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E. THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitu-tion and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and any and all amendments thereto, to be filed with the Securities and Exchange Commission pursuant to the require-ments of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and autho-rity to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.


Dated:  March 13, 1999                            H. Martin Michael, Director

                                 EXHIBIT (24.1)

                               POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E. THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitu-tion and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and any and all amendments thereto, to be filed with the Securities and Exchange Commission pursuant to the require-ments of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and autho-rity to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.


Dated:  March 26, 1999                            M. Saleem Muqaddam, Director

                                 EXHIBIT (24.1)

                               POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E. THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitu-tion and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and any and all amendments thereto, to be filed with the Securities and Exchange Commission pursuant to the require-ments of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and autho-rity to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.


Dated:  March 13, 1999                            Warren G. Wintrub, Director