Form 10-Q
period 1999-04-03
CHROMCRAFT REVINGTON INC
filed 1999-05-14
CIK 884130

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the quarterly period ended April 3, 1999

                                  or

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


The number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date:

     Common Stock, $.01 par value -- 10,701,748 shares as of April 30, 1999

                               Table of Contents

                           Chromcraft Revington, Inc.


                                                                     Page Number
                                                                     -----------

Part I.   Financial Information

   Item 1.  Financial Statements (unaudited)

            Condensed Consolidated Statements of Earnings - Three
            Months Ended April 3, 1999 and March 28, 1998  . . . . . . .  3

            Condensed Consolidated Balance Sheets - April 3, 1999,
            December 31, 1998 and March 28, 1998 . . . . . . . . . . . .  4

            Condensed Consolidated Statements of Cash Flows - Three
            Months Ended April 3, 1999 and March 28, 1998  . . . . . . .  5

            Notes to Condensed Consolidated Financial Statements -
            April 3, 1999  . . . . . . . . . . . . . . . . . . . . . . .  6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . . . . .  7


Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 10


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                         Part I. Financial Information
                         -----------------------------


Item 1.  Financial Statements


           Condensed Consolidated Statements of Earnings (unaudited)

                           Chromcraft Revington, Inc.
                     (In thousands, except per share data)


                                                           Three Months Ended
                                                         ----------------------
                                                         April 3,      March 28,
                                                           1999          1998
                                                         --------      --------
Sales                                                    $ 61,898      $ 60,802

Cost of sales                                              46,383        45,488
                                                         --------      --------

Gross margin                                               15,515        15,314

Selling, general and administrative expenses                8,182         8,217
                                                         --------      --------
Operating income                                            7,333         7,097

Interest expense                                               84           153
                                                         --------      --------

Earnings before income tax expense                          7,249         6,944

Income tax expense                                          2,881         2,771
                                                         --------      --------

Net earnings                                             $  4,368      $  4,173
                                                         ========      ========

Earnings per share of common stock
   Basic                                                 $    .41      $    .37
                                                         ========      ========

   Diluted                                               $    .39      $    .36
                                                         ========      ========

Shares used in computing earnings per share
   Basic                                                   10,770        11,337
                                                         ========      ========

   Diluted                                                 11,106        11,714
                                                         ========      ========


See accompanying notes to condensed consolidated financial statements.

                       Condensed Consolidated Balance Sheets (unaudited)

                                   Chromcraft Revington, Inc.
                                        (In thousands)


                                                         April 3,      March 28,   December 31,
                                                           1999          1998          1998
                                                         --------      --------      --------
      Assets
      ------
Cash and cash equivalents                                $    647      $    -        $    -
Accounts receivable                                        30,022        32,097        26,884
Inventories                                                35,892        34,478        38,130
Deferred income taxes and other assets                      4,605         2,916         4,713
                                                         --------      --------      --------

      Current assets                                       71,166        69,491        69,727

Property, plant and equipment, net                         37,285        37,191        37,094
Intangibles and other assets                               21,695        23,493        22,824
                                                         --------      --------      --------

      Total assets                                       $130,146      $130,175      $129,645
                                                         ========      ========      ========


      Liabilities and Stockholders' Equity
      ------------------------------------

Accounts payable                                         $  6,844      $  8,517      $  6,939
Accrued liabilities                                        14,909        16,771        12,963
                                                         --------      --------      --------

      Current liabilities                                  21,753        25,288        19,902

Revolving credit facility                                     -           6,000         5,400
Deferred income taxes and other liabilities                 7,837         5,187         7,226
                                                         --------      --------      --------

      Total liabilities                                    29,590        36,475        32,528
                                                         --------      --------      --------

Stockholders' equity

   Common stock and capital in excess of par value          8,411        18,009         9,340
   Retained earnings                                       92,145        75,691        87,777
                                                         --------      --------      --------

      Total stockholders' equity                          100,556        93,700        97,117
                                                         --------      --------      --------

      Total liabilities and stockholders' equity         $130,146      $130,175      $129,645
                                                         ========      ========      ========


See accompanying notes to condensed consolidated financial statements.

          Condensed Consolidated Statements of Cash Flows (unaudited)

                           Chromcraft Revington, Inc.
                                (In thousands)
                                                           Three Months Ended
                                                         ----------------------
                                                         April 3,      March 28,
                                                           1999          1998
                                                         --------      --------
Operating Activities
   Net earnings                                          $  4,368      $  4,173
      Adjustments to reconcile net earnings to net
         cash provided by operating activities
            Depreciation and amortization                   1,135         1,113
            Deferred income taxes                             184          (153)
            Changes in assets and liabilities
               Accounts receivable                         (3,138)       (5,192)
               Inventories                                  2,238           694
               Accounts payable and accrued liabilities     1,851         4,168
               Other                                          521           227
                                                         --------      --------

            Cash provided by operating activities           7,159         5,030
                                                         --------      --------

Investing Activities
   Capital expenditures                                    (1,207)         (651)
   Proceeds from sales of property, plant and equipment     1,024           -
                                                         --------      --------

            Cash used in investing activities                (183)         (651)
                                                         --------      --------

Financing Activities
   Repayments under revolving credit facility              (5,400)       (3,000)
   Proceeds from exercise of stock options                    414            92
   Repurchase of common stock                              (1,343)       (1,471)
                                                         --------      --------

            Cash used in financing activities              (6,329)       (4,379)
                                                         --------      --------

Net change in cash and cash equivalents                       647           -

Cash and cash equivalents at beginning of period              -             -
                                                         --------      --------

Cash and cash equivalents at end of period               $    647      $    -
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 3, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1998.


Note 2.  Two-For-One Stock Split

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


Note 3.  Shares Used in Computing Earnings per Share

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 336,000 and 377,000 for the three months ended April 3, 1999 and March 28, 1998, respectively.


Note 4.  Inventories

The components of inventory consisted of the following:

                                                    (In thousands)
                                          -----------------------------------
                                          April 3,      March 28,   December 31,
                                            1999          1998          1998
                                          --------      --------      --------
     Raw materials                        $ 12,110      $ 12,445      $ 12,502
     Work in process                         6,543         6,565         6,097
     Finished goods                         18,943        17,126        21,181
                                          --------      --------      --------
     Inventories at FIFO cost               37,596        36,136        39,780
     LIFO reserve                           (1,704)       (1,658)       (1,650)
                                          --------      --------      --------
                                          $ 35,892      $ 34,478      $ 38,130
                                          ========      ========      ========

Note 5.  Accrued Liabilities

Accrued liabilities consisted of the following:
                                                    (In thousands)
                                          ------------------------------------
                                          April 3,      March 28,   December 31,
                                            1999          1998          1998
                                          --------      --------      --------

     Employee benefit plans               $  3,314      $  3,863      $  4,114
     Income taxes payable                    2,156         2,663           -
     Salaries, wages and commissions         1,943         2,235         1,837
     Vacation and holiday pay                1,481         1,744         1,263
     Workers' compensation plans             1,343         1,225         1,158
     Other accrued liabilities               4,672         5,041         4,591
                                          --------      --------      --------
                                          $ 14,909      $ 16,771      $ 12,963
                                          ========      ========      ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

The following table sets forth the results of operations of Chromcraft Revington, Inc. (the "Company") for the three months ended April 3, 1999 and March 28, 1998 expressed as a percentage of sales.

                                                          Three Months Ended
                                                        ----------------------
                                                        April 3,      March 28,
                                                          1999          1998
                                                        --------      --------
      Sales                                              100.0 %       100.0 %
      Cost of sales                                       75.0          74.8
                                                        --------      --------
      Gross margin                                        25.0          25.2
      Selling, general and
         administrative expenses                          13.2          13.5
                                                        --------      --------
      Operating income                                    11.8          11.7
      Interest expense                                      .1            .3
                                                        --------      --------
      Earnings before income tax expense                  11.7          11.4
      Income tax expense                                   4.6           4.5
                                                        --------      --------
      Net earnings                                         7.1 %         6.9 %
                                                        ========      ========


 Three Months Ended April 3, 1999 Compared to Three Months Ended March 28, 1998.
 -------------------------------------------------------------------------------

Sales

Consolidated sales for the first quarter of 1999 increased 1.8% to $61,898,000 from $60,802,000 for the prior year period. The sales increase for 1999 was due to higher shipments of occasional, dining and bedroom furniture, partially offset by lower shipments of upholstered and commercial furniture. The first quarter sales increase for bedroom furniture was particularly strong as compared to the year earlier period.

Sales were lower at Cochrane Furniture's upholstered furniture division due, in part, to the repositioning of the product line, which included reducing the number of products offered. Commercial furniture sales were lower in 1999 due, in part, to a general softening in demand in the office furniture industry.


Gross Margin

Gross margin as a percentage of sales was 25.0% for the quarter ended April 3, 1999 as compared to 25.2% for the quarter ended March 28, 1998. The decrease in the gross margin for 1999 was mainly a result of labor inefficiencies primarily due to employee attrition resulting from tight labor markets. The gross margin decline was partially offset by continued margin improvement at the Company's Cochrane Furniture subsidiary. Overall, raw material costs remained at approximately the same level as compared to a year ago.


Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 13.2% for the first quarter of 1999 as compared to 13.5% for the same period last year. The decrease in selling, general and administrative expenses as a percentage of sales for the three months ended April 3, 1999 as compared to the prior year quarter was primarily due to lower payroll related costs.


Interest Expense

Interest expense during the first three months of 1999 was $84,000 as compared to $153,000 during the same period last year. The decrease in interest expense was primarily due to lower average bank borrowings.


Income Tax Expense

The Company's effective tax rate was 39.7% for the three months ended April 3, 1999 and 39.9% for the three months ended March 28, 1998. The decrease in the Company's effective tax rate for 1999 was due to lower state income taxes.


Liquidity and Capital Resources

The operating activities of the Company provided $7,159,000 of cash for the three months ended April 3, 1999 an increase of $2,129,000 from the amount provided in the prior year period. The increase in cash generated from operating activities during the first quarter of 1999 as compared to the prior year period was due, in part, to a decrease in working capital investment and higher earnings. The Company's working capital investment in inventories decreased $2,238,000 in the first quarter 1999 as compared to a $694,000 decrease in the prior year first quarter.

The investing activities used $183,000 and $651,000 of cash during the three months ended April 3, 1999 and March 28, 1998, respectively. Capital expenditures, primarily for machinery and data processing equipment, were $1,207,000 for the quarter ended April 3, 1999 as compared to $651,000 during the year ago period. The Company expects capital expenditures to be approximately $4,800,000 for the year ending December 31, 1999. During the first quarter of 1999, the Company received sale proceeds of $1,024,000 in connection with the sale of land, building and equipment.

Financing activities used $6,329,000 of cash during the three months ended April 3, 1999 as compared to $4,379,000 for the prior year period. Cash used in financing activities during the first quarter of 1999 was primarily to reduce bank indebtedness under a revolving credit facility and to acquire shares of the Company's common stock under a stock repurchase plan. During the first three months of 1999, the Company purchased 88,600 shares of common stock for $1,343,000. At April 3, 1999, the Company had unused capacity under its bank revolving credit facility, after reduction for outstanding letters of credit, of $58,349,000.


Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has determined that it will be required to modify or replace portions of its computer software and hardware systems so that they will properly utilize dates beyond December 31, 1999. The Company estimates that the Year 2000 project will be completed by the end of the third quarter 1999. The Company expects to spend approximately $341,000 during the second and third quarters of 1999, primarily for hardware and operating system replacement, for Year 2000 compliance. Most of these expenditures will be capitalized and funded through operating cash flow.

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


Forward-Looking Statements

Certain matters included in this discussion are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," including expenditures to address, and the impact of, Year 2000 computer issues. These forward looking statements can be generally identified as such because the context of the statements includes words such as "plans," "may," "estimates" and "expects" or words of similar import. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reported or expected as of the date of this report. Among the risks and uncertainties that could cause actual results to differ materially from those reported or anticipated are (i) general economic conditions, (ii) cyclical nature of the furniture industry, and (iii) competition in the furniture industry.


                      Part II. Other Information
                      --------------------------

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

       None

   (b) Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the three months ended April 3, 1999.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Chromcraft Revington, Inc.
                                        ----------------------------
                                        (Registrant)


Date:  May 14, 1999                     /s/ Frank T. Kane
       ------------                     ----------------------------
                                        Frank T. Kane
                                        Vice President - Finance
                                        (Duly Authorized Officer and
                                        Chief Financial Officer)