Form 10-Q
period 1999-07-03
CHROMCRAFT REVINGTON INC
filed 1999-08-16
CIK 884130

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the quarterly period ended July 3, 1999

                                  or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from __________ to __________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-
ments for the past 90 days.  Yes [X]   No [ ]


The number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date:

    Common Stock, $.01 par value -- 10,303,548 shares as of August 11, 1999

                              Table of Contents

                          Chromcraft Revington, Inc.


                                                                    Page Number
                                                                    -----------
Part I.   Financial Information

   Item 1.  Financial Statements (unaudited)

            Condensed Consolidated Statements of Earnings - Three and
            Six Months Ended July 3, 1999 and June 27, 1998 . . . . . .  3

            Condensed Consolidated Balance Sheets - July 3, 1999,
            December 31, 1998 and June 27, 1998 . . . . . . . . . . . .  4

            Condensed Consolidated Statements of Cash Flows - Six
            Months Ended July 3, 1999 and June 27, 1998 . . . . . . . .  5

            Notes to Condensed Consolidated Financial Statements -
            July 3, 1999  . . . . . . . . . . . . . . . . . . . . . . .  6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . .  7

Part II.  Other Information

   Item 4.  Submissions of Matters to a Vote of Security Holders  . . . 10

   Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . 10

   Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . 11

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                         Part I. Financial Information
                         -----------------------------

Item 1.  Financial Statements

               Condensed Consolidated Statements of Earnings (unaudited)
                               Chromcraft Revington, Inc.
                         (In thousands, except per share data)

                                                      Three Months Ended       Six Months Ended
                                                     --------------------    --------------------
                                                      July 3,    June 27,     July 3,    June 27,
                                                       1999        1998        1999        1998
                                                     --------    --------    --------    --------
Sales                                                $ 55,881    $ 57,500    $117,779    $118,302

Cost of sales                                          42,034      43,193      88,417      88,681
                                                     --------    --------    --------    --------
Gross margin                                           13,847      14,307      29,362      29,621

Selling, general and administrative expenses            7,665       7,668      15,847      15,885
                                                     --------    --------    --------    --------
Operating income                                        6,182       6,639      13,515      13,736

Interest expense                                           80         179         164         332
                                                     --------    --------    --------    --------
Earnings before income tax expense                      6,102       6,460      13,351      13,404

Income tax expense                                      2,410       2,577       5,291       5,348
                                                     --------    --------    --------    --------
Net earnings                                         $  3,692    $  3,883    $  8,060    $  8,056
                                                     ========    ========    ========    ========
Earnings per share of common stock
   Basic                                             $    .35    $    .35    $    .75    $    .71
                                                     ========    ========    ========    ========
   Diluted                                           $    .34    $    .33    $    .73    $    .69
                                                     ========    ========    ========    ========
Shares used in computing earnings per share
       Basic                                           10,602      11,214      10,687      11,274
                                                     ========    ========    ========    ========
       Diluted                                         10,923      11,643      11,015      11,680
                                                     ========    ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

                    Condensed Consolidated Balance Sheets (unaudited)
                               Chromcraft Revington, Inc.
                                     (In thousands)

                                                      July 3,    June 27,   December 31,
                                                       1999        1998        1998
                                                     --------    --------    --------
       Assets
       ------
Accounts receivable                                  $ 29,701    $ 31,613    $ 26,884
Inventories                                            39,004      38,491      38,130
Deferred income taxes and other assets                  5,417       3,507       4,713
                                                     --------    --------    --------
       Current assets                                  74,122      73,611      69,727

Property, plant and equipment, net                     37,103      36,619      37,094
Intangibles and other assets                           21,585      23,322      22,824
                                                     --------    --------    --------
       Total assets                                  $132,810    $133,552    $129,645
                                                     ========    ========    ========

       Liabilities and Stockholders' Equity
       ------------------------------------

Accounts payable                                     $  8,526    $  8,798    $  6,939
Accrued liabilities                                    11,478      12,370      12,963
                                                     --------    --------    --------
       Current liabilities                             20,004      21,168      19,902

Revolving credit facility                               6,600      13,400       5,400
Deferred income taxes and other liabilities             8,069       5,209       7,226
                                                     --------    --------    --------
       Total liabilities                               34,673      39,777      32,528
                                                     --------    --------    --------
Stockholders' equity

   Common stock and capital in excess of par value      2,300      14,201       9,340
   Retained earnings                                   95,837      79,574      87,777
                                                     --------    --------    --------
       Total stockholders' equity                      98,137      93,775      97,117
                                                     --------    --------    --------
       Total liabilities and stockholders' equity    $132,810    $133,552    $129,645
                                                     ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

              Condensed Consolidated Statements of Cash Flows (unaudited)
                               Chromcraft Revington, Inc.
                                     (In thousands)

                                                                   Six Months Ended
                                                                 --------------------
                                                                  July 3,    June 27,
                                                                   1999        1998
                                                                 --------    --------
Operating Activities
   Net earnings                                                  $  8,060    $  8,056
      Adjustments to reconcile net earnings to net
        cash provided by operating activities
           Depreciation and amortization                            2,291       2,256
           Deferred income taxes                                      266         163
           Changes in assets and liabilities
              Accounts receivable                                  (2,817)     (4,708)
              Inventories                                            (874)     (3,319)
              Accounts payable and accrued liabilities                102          48
              Other                                                  (240)       (693)
                                                                 --------    --------
           Cash provided by operating activities                    6,788       1,803
                                                                 --------    --------
Investing Activities
   Capital expenditures                                            (1,986)     (1,016)
   Proceeds from sales of property, plant and equipment             1,038         -
                                                                 --------    --------
           Cash used in investing activities                         (948)     (1,016)
                                                                 --------    --------
Financing Activities
   Net borrowings under revolving credit facility                   1,200       4,400
   Proceeds from exercise of stock options                            700          92
   Repurchase of common stock                                      (7,740)     (5,279)
                                                                 --------    --------
           Cash used in financing activities                       (5,840)       (787)
                                                                 --------    --------
Net change in cash                                               $    -      $    -
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 3, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

For further information, refer to the consolidated financial statements and footnotes thereto included in Chromcraft Revington's annual report on Form 10-K for the year ended December 31, 1998.


Note 2.  Shares Used in Computing Earnings per Share

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 321,000 and 429,000 for the three months ended July 3, 1999 and June 27, 1998, respectively, and 328,000 and 406,000 shares for the six months ended July 3, 1999 and June 27, 1998, respectively.


Note 3.  Inventories

The components of inventory consisted of the following:

                                                (In thousands)
                                       --------------------------------
                                        July 3,    June 27,   December 31,
                                         1999        1998        1998
                                       --------    --------    --------
      Raw materials                    $ 12,834    $ 13,933    $ 12,502
      Work in process                     6,342       6,316       6,097
      Finished goods                     21,648      20,058      21,181
                                       --------    --------    --------
      Inventories at FIFO cost           40,824      40,307      39,780
      LIFO reserve                       (1,820)     (1,816)     (1,650)
                                       --------    --------    --------
                                       $ 39,004    $ 38,491    $ 38,130
                                       ========    ========    ========

Note 4.  Accrued Liabilities

Accrued liabilities consisted of the following:

                                                (In thousands)
                                       --------------------------------
                                        July 3,    June 27,   December 31,
                                         1999        1998        1998
                                       --------    --------    --------

      Employee benefit plans           $  2,923    $  3,357    $  4,114
      Salaries, wages and commissions     1,882       1,767       1,837
      Vacation and holiday pay            1,099       1,234       1,263
      Workers' compensation plans         1,299       1,255       1,158
      Advertising and promotions            681       1,211         863
      Other accrued liabilities           3,594       3,546       3,728
                                       --------    --------    --------
                                       $ 11,478    $ 12,370    $ 12,963
                                       ========    ========    ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following table sets forth the results of operations of Chromcraft Revington for the three and six months ended July 3, 1999 and June 27, 1998 expressed as a percentage of sales.

                                                      Three Months Ended         Six Months Ended
                                                     --------------------      --------------------
                                                      July 3,    June 27,       July 3,    June 27,
                                                       1999        1998          1999        1998
                                                     --------    --------      --------    --------
    Sales                                             100.0 %     100.0 %       100.0 %     100.0 %
    Cost of sales                                      75.2        75.1          75.1        75.0
                                                     --------    --------      --------    --------
    Gross margin                                       24.8        24.9          24.9        25.0
    Selling, general and administrative expenses       13.7        13.3          13.4        13.4
                                                     --------    --------      --------    --------
    Operating income                                   11.1        11.6          11.5        11.6
    Interest expense                                     .2          .3            .2          .3
                                                     --------    --------      --------    --------
    Earnings before income tax expense                 10.9        11.3          11.3        11.3
    Income tax expense                                  4.3         4.5           4.5         4.5
                                                     --------    --------      --------    --------
    Net earnings                                        6.6 %       6.8 %         6.8 %       6.8 %
                                                     ========    ========      ========    ========

 Three and Six Months Ended July 3, 1999 Compared to Three and Six Months Ended June 27, 1998.
 -----------------------------------------------------------------

Sales

Consolidated sales for the three and six months ended July 3, 1999 decreased 2.8% and .4%, respectively, as compared to the prior year periods. The sales decrease for the second quarter and first half of 1999 was primarily due to lower shipments of upholstered furniture, commercial furniture and entry-level-priced occasional furniture. Shipments of dining room furniture and medium-priced occasional furniture were higher during the second quarter and first six months of 1999, as compared to the same periods last year. Shipments of bedroom furniture were slightly lower for the second quarter but higher in the first half of 1999 as compared to the prior year periods.

Upholstered furniture sales were lower for the three and six months ended July 3, 1999 as compared to the prior year periods primarily due to the repositioning of the product line price points and styling. Commercial furniture sales were lower in 1999 due, in part, to a general softening in demand in the office furniture industry. Sales of entry-level-priced occasional furniture declined primarily due to competitive price pressure and unsuccessful new product introductions.


Gross Margin

Gross margin as a percentage of sales was 24.8% and 24.9% for the three and six month periods ended July 3, 1999, respectively, as compared to 24.9% and 25.0% for the three and six month periods ended June 27, 1998, respectively. The slight decrease in the gross margin for 1999 was due, in part, to labor inefficiencies and unabsorbed fixed overhead costs as a result of the lower sales volume at the Chromcraft and Silver Furniture subsidiaries. Labor inefficiencies were due, in part, to employee attrition resulting from the tight labor market. The gross margin percentage decrease was partially offset by continued margin improvement at the Cochrane Furniture subsidiary. Overall, raw material costs were slightly higher as compared to a year ago.


Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first six months of 1999 remained at approximately the same level as compared to the prior year period.


Interest Expense

Interest expense was lower in 1999 as compared to the prior year periods due to a decrease in average bank borrowings.


Income Tax Expense

Chromcraft Revington's effective tax rate was 39.5% and 39.6% for the three and six month periods ended July 3, 1999 and 39.9% for the three and six month periods ended June 27, 1998. The decrease in the effective tax rate for 1999 was due to lower state income taxes.

Liquidity and Capital Resources

Operating activities provided $6,788,000 of cash during the six months ended July 3, 1999 as compared to $1,803,000 during the six months ended June 27, 1998. The increase in cash generated from operating activities during the first half of 1999 as compared to the prior year period was mainly due to a smaller increase in working capital investment, primarily in accounts receivable and inventories.

Investing activities used $948,000 and $1,016,000 of cash during the six months ended July 3, 1999 and June 27, 1998, respectively.
Capital expenditures, primarily for machinery and data processing equipment, were $1,986,000 for the six months ended July 3, 1999 as compared to $1,016,000 during the year ago period. Chromcraft Revington expects capital expenditures to be approximately $4,500,000 for the year ending December 31, 1999. During the first half of 1999, Chromcraft Revington received cash proceeds of $1,038,000 in connection with several asset disposals.

Financing activities used $5,840,000 of cash during the six months ended July 3, 1999 as compared to $787,000 for the prior year period. During the first six months of 1999, Chromcraft Revington purchased, under a stock repurchase plan, 486,800 shares of common stock for $7,740,000. During the same period last year, 293,248 shares of common stock were purchased for $5,279,000. At July 3, 1999, Chromcraft Revington had unused capacity under its bank revolving credit facility, after reduction for outstanding letters of credit, of $51,493,000.


Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Chromcraft Revington and its subsidiaries have been modifying and replacing portions of its computer software and hardware systems so that they will properly utilize dates beyond December 31, 1999. Chromcraft Revington expects that the Year 2000 project will be completed by the end of the third quarter 1999. Remaining expenses for Year 2000 compliance will be less than $100,000.

Chromcraft Revington has received information from significant suppliers or third party service providers on their plans to address the Year 2000 issue. While Chromcraft Revington expects a successful resolution of all issues, there can be no assurances that our systems or the systems of other companies on which Chromcraft Revington relies on will be timely converted or that the failure to convert by another company would not have an adverse effect on operations. Chromcraft Revington has initiated development of contingency plans in the event of a business interruption due to the Year 2000 issue, including the identification of alternate suppliers and manual workarounds.


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


                      Part II.  Other Information
                      ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

   (a) Chromcraft Revington held its annual meeting of stockholders on April 30, 1999.

   (b) At the annual meeting, the holders of the common stock of Chromcraft Revington elected seven directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. Set forth below are the votes cast for each director.

                Directors                  For             Withheld
            ------------------          ----------         --------
            Bruce C. Bruckmann          10,060,667          86,665
            David L. Kolb               10,060,667          86,665
            Larry P. Kunz               10,060,267          87,065
            H. Martin Michael           10,060,667          86,665
            M. Saleem Muqaddam          10,060,267          87,065
            Michael E. Thomas           10,060,667          86,665
            Warren G. Wintrub           10,060,667          86,665


Item 5.  Other Information

         If a stockholder proposal is introduced at the 2000 Annual Meeting without any discussion of the proposal in the proxy statement, and if the proponent does not notify Chromcraft Revington on or before February 17, 2000, as required by Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, of the intent to raise such proposal at the Annual Meeting, then proxies received by Chromcraft Revington for the 2000 Annual Meeting will be voted by the persons named as proxies in their discretion in regard to such proposal. Notice is to be given to Chromcraft Revington in writing at its principal office, 1100 North Washington Street, Delphi, Indiana 46923, directed to the attention of the Secretary.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         None

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended July 3, 1999.


                              SIGNATURES
                              ----------

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



Date:  August 16, 1999                             /s/ Frank T. Kane
       ---------------                             ----------------------------
                                                   Frank T. Kane
                                                   Vice President - Finance
                                                   (Duly Authorized Officer and
                                                   Chief Financial Officer)