Form 10-Q
period 1999-10-02
CHROMCRAFT REVINGTON INC
filed 1999-11-16
CIK 884130

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                              FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the quarterly period ended October 2, 1999

                                  or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the transition period from __________ to __________


                   Commission file number 1-13970


                     CHROMCRAFT REVINGTON, INC.
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

            Delaware                                 35-1848094
 ------------------------------           ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

              1100 North Washington Street, Delphi, IN  46923
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

   Common Stock, $.01 par value -- 10,162,148 shares as of November 12, 1999

                               Table of Contents

                           Chromcraft Revington, Inc.


                                                                    Page Number
                                                                    -----------
Part I.  Financial Information

  Item 1. Financial Statements (unaudited)

          Condensed Consolidated Statements of Earnings - Three and
          Nine Months Ended October 2, 1999 and September 26, 1998  . .  3

          Condensed Consolidated Balance Sheets - October 2, 1999,
          December 31, 1998 and September 26, 1998  . . . . . . . . . .  4

          Condensed Consolidated Statements of Cash Flows - Nine
          Months Ended October 2, 1999 and September 26, 1998 . . . . .  5

          Notes to Condensed Consolidated Financial Statements -
          October 2, 1999 . . . . . . . . . . . . . . . . . . . . . . .  6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . .  8

Part II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 12

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                         Part I.  Financial Information
                         ------------------------------

Item 1.  Financial Statements

            Condensed Consolidated Statements of Earnings (unaudited)
                           Chromcraft Revington, Inc.
                      (In thousands, except per share data)

                                      Three Months Ended        Nine Months Ended
                                    ----------------------    ----------------------
                                     Oct. 2,     Sept. 26,     Oct. 2,     Sept. 26,
                                      1999         1998         1999         1998
                                    ---------    ---------    ---------    ---------
Sales                               $  59,279    $  56,337    $ 177,058    $ 174,639

Cost of sales                          45,752       41,860      134,169      130,541
                                    ---------    ---------    ---------    ---------

Gross margin                           13,527       14,477       42,889       44,098

Selling, general and
  administrative expenses               7,705        7,741       23,552       23,626
                                    ---------    ---------    ---------    ---------

Operating income                        5,822        6,736       19,337       20,472

Interest expense                          260          224          424          556
                                    ---------    ---------    ---------    ---------

Earnings before income tax expense      5,562        6,512       18,913       19,916

Income tax expense                      2,197        2,599        7,488        7,947
                                    ---------    ---------    ---------    ---------

Net earnings                        $   3,365    $   3,913    $  11,425    $  11,969
                                    =========    =========    =========    =========

Earnings per share of common stock
  Basic                             $     .33    $     .35    $    1.08    $    1.07
                                    =========    =========    =========    =========

  Diluted                           $     .32    $     .34    $    1.05    $    1.03
                                    =========    =========    =========    =========

Shares used in computing earnings
  per share
  Basic                                10,249       11,081       10,542       11,209
                                    =========    =========    =========    =========

  Diluted                              10,499       11,477       10,845       11,614
                                    =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

               Condensed Consolidated Balance Sheets (unaudited)
                          Chromcraft Revington, Inc.
                                (In thousands)

                                                  Oct. 2,     Sept. 26,     Dec. 31,
                                                   1999         1998          1998
                                                 ---------    ---------    ---------
      Assets
      ------
Accounts receivable                              $  36,728    $  33,495    $  26,884
Inventories                                         52,747       41,334       38,130
Other assets                                         3,396        2,794        4,713
                                                 ---------    ---------    ---------

      Current assets                                92,871       77,623       69,727

Property, plant and equipment, net                  44,595       36,829       37,094
Intangibles and other assets                        29,547       23,273       22,824
                                                 ---------    ---------    ---------

      Total assets                               $ 167,013    $ 137,725    $ 129,645
                                                 =========    =========    =========


      Liabilities and Stockholders' Equity
      ------------------------------------

Accounts payable                                 $  10,318    $   9,304    $   6,939
Accrued liabilities                                 15,554       14,127       12,963
                                                 ---------    ---------    ---------

      Current liabilities                           25,872       23,431       19,902

Revolving credit facility                           34,000       11,800        5,400
Deferred compensation and other liabilities          8,194        5,055        7,226
                                                 ---------    ---------    ---------

      Total liabilities                             68,066       40,286       32,528

Stockholders' equity                                98,947       97,439       97,117
                                                 ---------    ---------    ---------

      Total liabilities and
        stockholders' equity                     $ 167,013    $ 137,725    $ 129,645
                                                 =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

           Condensed Consolidated Statements of Cash Flows (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                                  Nine Months Ended
                                                               ----------------------
                                                                Oct. 2,     Sept. 26,
                                                                 1999         1998
                                                               ---------    ---------
Operating Activities
  Net earnings                                                 $  11,425    $  11,969
    Adjustments to reconcile net earnings to net cash
      provided by operating activities
        Depreciation and amortization                              3,574        3,398
        Deferred income taxes                                        141          332
        Changes in assets and liabilities, net of effect
          of acquired company
            Accounts receivable                                   (5,027)      (6,590)
            Inventories                                           (3,977)      (6,162)
            Accounts payable and accrued liabilities              (2,267)       2,311
            Other                                                    587         (449)
                                                               ---------    ---------

        Cash provided by operating activities                      4,456        4,809
                                                               ---------    ---------

Investing Activities
  Capital expenditures                                            (2,592)      (2,177)
  Proceeds from sales of property, plant and equipment             1,173            4
  Investment in acquired company                                  (8,525)        -
                                                               ---------    ---------

        Cash used in investing activities                         (9,944)      (2,173)
                                                               ---------    ---------

Financing Activities
  Net borrowings under revolving credit facility                  28,600        2,800
  Refinance acquired company indebtedness                        (13,517)        -
  Proceeds from exercise of stock options                            700          148
  Repurchase of common stock                                     (10,295)      (5,584)
                                                               ---------    ---------

        Cash provided (used) in financing activities               5,488       (2,636)
                                                               ---------    ---------

Net change in cash                                             $    -       $    -
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 2, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Chromcraft Revington's annual report on Form 10-K for the year ended December 31, 1998.


Note 2.  Shares Used in Computing Earnings per Share

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 250,000 and 396,000 for the three months ended October 2, 1999 and September 26, 1998, respectively, and 303,000 and 405,000 shares for the nine months ended October 2, 1999 and September 26, 1998, respectively.


Note 3.  Acquisition of Korn Industries, Incorporated

On September 2, 1999, CRI Corporation-Sumter, a wholly-owned subsidiary of Chromcraft Revington, Inc., acquired all of the outstanding common stock of Korn Industries, Incorporated ("Korn Industries") for $8,525,000 in cash (including acquisition-related expenses) and the assumption of Korn Industries' liabilities. Korn Industries is headquartered in Sumter, South Carolina and manufactures and sells solid wood bedroom and dining room furniture through its Sumter Cabinet Company division. The operations of Korn Industries are included in the Condensed Consolidated Statements of Earnings commencing on September 3, 1999. The transaction was accounted for as a purchase and the purchase price has been allocated to assets acquired and liabilities assumed based on their fair market values at the date of acquisition. The allocation of the purchase price reflected in the October 2, 1999 Condensed Consolidated Balance Sheet is preliminary. Chromcraft Revington expects to finalize the allocation during the fourth quarter of 1999.

The following unaudited pro forma results of operations for the nine months ended October 2, 1999 combines the operating results of Korn Industries for the nine months ended September 2, 1999 and Chromcraft Revington's operating results for the nine month period ended October 2, 1999 and gives effect to the acquisition as if it had occurred at the beginning of the period. The unaudited pro forma results of operations for the nine months ended September 26, 1998 combines the operating results of Korn Industries for the nine months ended August 29, 1998 and Chromcraft Revington's operating results for the nine month period ended September 26, 1998 and gives effect to the acquisition as if it had occurred at the beginning of the period.

                                               (In thousands,
                                           except per share data)
                                           ----------------------
                                             Nine Months Ended
                                           ----------------------
                                            Oct. 2,     Sept. 26,
                                             1999         1998
                                           ---------    ---------
     Sales                                 $ 214,062    $ 214,802
     Net earnings                              9,166       10,373
     Earnings per share of common stock
       Basic                                     .87          .93
       Diluted                                   .85          .89

The pro forma information is presented for comparative purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the above dates, nor is it necessarily indicative of future operating results.


Note 4.  Inventories

The components of inventory consisted of the following:

                                                     (In thousands)
                                           -----------------------------------
                                            Oct. 2,     Sept. 26,     Dec. 31,
                                             1999         1998          1998
                                           ---------    ---------    ---------
     Raw materials                         $  18,942    $  14,463    $  12,502
     Work-in-process                           8,484        7,118        6,097
     Finished goods                           27,364       21,717       21,181
                                           ---------    ---------    ---------
     Inventories at FIFO cost                 54,790       43,298       39,780
     LIFO reserve                             (2,043)      (1,964)      (1,650)
                                           ---------    ---------    ---------
                                           $  52,747    $  41,334    $  38,130
                                           =========    =========    =========

Note 5.  Accrued Liabilities

Accrued liabilities consisted of the following:

                                                     (In thousands)
                                           -----------------------------------
                                            Oct. 2,     Sept. 26,     Dec. 31,
                                             1999         1998          1998
                                           ---------    ---------    ---------
     Employee benefit plans                $   4,001    $   3,642    $   4,114
     Salaries, wages and commissions           2,531        2,200        1,837
     Vacation and holiday pay                  1,406        1,498        1,263
     Workers' compensation plans               1,463        1,266        1,158
     Advertising and promotions                  854        1,584          863
     Other accrued liabilities                 5,299        3,937        3,728
                                           ---------    ---------    ---------
                                           $  15,554    $  14,127    $  12,963
                                           =========    =========    =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following table sets forth the results of operations of Chromcraft Revington for the three and nine months ended October 2, 1999 and September 26, 1998 expressed as a percentage of sales.


                                Three Months Ended         Nine Months Ended
                              ----------------------    ----------------------
                               Oct. 2,     Sept. 26,     Oct. 2,     Sept. 26,
                                1999         1998         1999         1998
                              ---------    ---------    ---------    ---------
      Sales                     100.0 %      100.0 %      100.0 %      100.0 %
      Cost of sales              77.2         74.3         75.8         74.7
                              ---------    ---------    ---------    ---------
      Gross margin               22.8         25.7         24.2         25.3
      Selling, general and
        administrative expenses  13.0         13.7         13.3         13.6
                              ---------    ---------    ---------    ---------
      Operating income            9.8         12.0         10.9         11.7
      Interest expense             .4           .5           .2           .3
                              ---------    ---------    ---------    ---------
      Earnings before
        income tax expense        9.4         11.5         10.7         11.4
      Income tax expense          3.7          4.6          4.2          4.5
                              ---------    ---------    ---------    ---------
      Net earnings                5.7 %        6.9 %        6.5 %        6.9 %
                              =========    =========    =========    =========

The 1999 third quarter and nine month operating results of Chromcraft Revington, Inc. include the operations of Korn Industries beginning on September 3, 1999 (see Note 3).

 Three and Nine Months Ended October 2, 1999 Compared to Three and Nine Months Ended September 26, 1998
 -----------------------------------------------------------------------------

Sales

Consolidated sales for the three and nine months ended October 2, 1999 increased 5.2% and 1.4%, respectively, from the corresponding periods of the prior year. Sales amounts for 1999 include the operations of Korn Industries beginning on September 3, 1999. Excluding Korn Industries, sales for the third quarter and first nine months of 1999 were at approximately the same level as the year-earlier periods.

For the third quarter of 1999, higher shipments of dining room, bedroom and commercial furniture were partially offset by lower shipments of occasional furniture and upholstered furniture as compared to the prior year period. Occasional furniture shipments at Silver Furniture were lower in the third quarter primarily due to increased competitive price pressure and unsuccessful product introductions. Reduced upholstered furniture shipments were primarily attributable to the repositioning of the product line price points and styling.

For the nine months ended October 2, 1999, higher shipments of dining room and bedroom furniture were partially offset by lower shipments of occasional, upholstered and commercial furniture. Commercial furniture sales were lower in 1999 due, in part, to a general softening in demand in the office furniture industry.

In general, selling prices for the first nine months of 1999 were slightly higher as compared to the prior year period.


Gross Margin

Gross margin as a percentage of sales was 22.8% and 24.2% for the three and nine month periods ended October 2, 1999, respectively, as compared to 25.7% and 25.3% for the three and nine month periods ended September 26, 1998, respectively. Several factors contributed to the decline in the gross margin percentage in 1999: manufacturing inefficiencies at the Chromcraft subsidiary due to a product mix change and employee attrition resulting from the tight labor market; unabsorbed fixed overhead due to the lower sales volume at Silver Furniture; and, at both Chromcraft and Silver Furniture, an unfavorable product sales mix.


Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 13.0% and 13.3% for the third quarter and first nine months of 1999, as compared to 13.7% and 13.6% for the same periods last year. The decrease in selling, general and administrative expenses as a percentage of sales for the three and nine months ended October 2, 1999 as compared to the prior year periods was primarily due to lower payroll related costs.

Interest Expense

Interest expense for the third quarter of 1999 was higher as compared to the year-earlier period primarily due to higher average bank borrowings during the period. Higher average bank borrowings during the quarter were attributable to the Korn Industries acquisition and the refinancing of Korn Industries' bank indebtedness under Chromcraft Revington's revolving credit facility. Interest expense for the nine months ended October 2, 1999 was lower than the comparable period last year due to a decrease in average bank borrowings.


Income Tax Expense

Chromcraft Revington's effective tax rate was 39.5% and 39.6% for the three and nine month periods ended October 2, 1999 and 39.9% for the three and nine month periods ended September 26, 1998. The decrease in the effective tax rate for 1999 was due to lower state income taxes.


Liquidity and Capital Resources

Operating activities provided $4,456,000 of cash during the nine months ended October 2, 1999 as compared to $4,809,000 during the nine months ended September 26, 1998. The decrease in cash generated from operating activities during the first nine months of 1999 as compared to the prior year period was primarily due to a reduction in Korn Industries' trade accounts payable, offset in part by a smaller increase in working capital investment, primarily in accounts receivable and inventories. Korn Industries' trade payables, assumed at the acquisition date, were reduced in order to eliminate past due amounts and to obtain discounts on the early payment of invoices.

Investing activities used $9,944,000 and $2,173,000 of cash during the nine months ended October 2, 1999 and September 26, 1998, respectively. In September 1999, Chromcraft Revington acquired Korn Industries, a manufacturer of solid wood bedroom and dining room furniture. The purchase price consisted of a cash payment to Korn Industries' stockholders and acquisition-related expenses, together aggregating $8,525,000, and the assumption of Korn Industries' liabilities.

Capital expenditures, primarily for machinery and data processing equipment, were $2,592,000 for the nine months ended October 2, 1999 as compared to $2,177,000 during the year ago period. Chromcraft Revington expects capital expenditures to be approximately $4,000,000 for the year ending December 31, 1999. During the first nine months of 1999, Chromcraft Revington received cash proceeds of $1,173,000 in connection with several asset disposals.

Financing activities provided $5,488,000 of cash for the nine months ended October 2, 1999 as compared to $2,636,000 of cash used during the nine months ended September 26, 1998. For the first nine months of 1999, Chromcraft Revington borrowed $28,600,000 under its bank revolving credit facility in connection with the Korn Industries acquisition and the repurchase of Chromcraft Revington's common stock. As part of the acquisition, Korn Industries' bank indebtedness of $13,517,000 was refinanced with borrowings under Chromcraft Revington's revolving credit facility, which restricts indebtedness outside of the facility. Financing costs were more favorable under the facility as compared to the Korn Industries' indebtedness. During the first nine months of 1999, Chromcraft Revington purchased, under a stock repurchase plan, 688,200 shares of its common stock for $10,295,000. During the same period last year, 311,248 shares of common stock were purchased for $5,584,000. At October 2, 1999, Chromcraft Revington had unused capacity under its revolving credit facility, after reduction for outstanding letters of credit, of $23,620,000.


Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Chromcraft Revington and its subsidiaries have been modifying and replacing portions of its computer software and hardware systems so that they will properly utilize dates beyond December 31, 1999. With the exception of Korn Industries, acquired September 2, 1999, the Year 2000 project is substantially complete. Chromcraft Revington expects that the Year 2000 project at Korn Industries will be completed before the end of the fourth quarter 1999 and that remaining expenses for compliance will be less than $100,000.

Chromcraft Revington has received information from significant suppliers and third party service providers on their plans to address the Year 2000 issue. While Chromcraft Revington expects a successful resolution of all issues, there can be no assurances that our systems or the systems of other companies on which Chromcraft Revington relies will be timely converted or that the failure to convert by another company would not have an adverse effect on operations. Chromcraft Revington has developed contingency plans in the event of a business interruption due to the Year 2000 issue, including the identifi-cation of alternate suppliers and manual workarounds.


Forward-Looking Statements

Certain matters included in this discussion are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," including expenditures to address, and the impact of, Year 2000 computer issues. These forward-looking statements can be generally identified as such because the context of the statements includes words such as "plans," "may," "estimates" and "expects" or words of similar import. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reported or expected as of the date of this report. Among the risks and uncertainties that could cause actual results to differ materially from those reported or anticipated are (i) general economic conditions, (ii) cyclical nature of the furniture industry, and (iii) compet-ition in the furniture industry.

                          Part II.  Other Information
                          ---------------------------


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         None

   (b)   Reports on Form 8-K

         The registrant reported the acquisition of Korn Industries on a Current Report on Form 8-K dated September 2, 1999, as filed with the Securities and Exchange Commission on September 17, 1999. Amendment Numbers 1 and 2 to the Current Report on Form 8-K dated September 2, 1999 were filed with the Securities and Exchange Commission on November 12, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Chromcraft Revington, Inc.
                                              ----------------------------
                                              (Registrant)



Date:  November 16, 1999                      /s/ Frank T. Kane
       -----------------                      ----------------------------
                                              Frank T. Kane
                                              Vice President - Finance
                                              (Duly Authorized Officer and
                                              Chief Financial Officer)