Form 10-K
period 1999-12-31
CHROMCRAFT REVINGTON INC
filed 2000-03-29
CIK 884130

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the fiscal year ended December 31, 1999
                                   or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

      Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each
     Title of each class                   exchange on which registered
 ----------------------------              ----------------------------
 Common Stock, $.01 par value                 New York Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 7, 2000, there were 9,745,348 shares of the registrant's common stock ($.01 par value) outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 7, 2000 was $31.2 million.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual shareholders meeting to be held May 5, 2000 are incorporated by reference into Part III.

                                INDEX


                                                                  Page Number
PART I                                                            -----------

   Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . .  2
   Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . .  5
   Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . .  6
   Item 4.  Submission of Matters to a Vote of Security Holders  . . .  6
   Executive Officers of the Registrant  . . . . . . . . . . . . . . .  6

PART II

   Item 5.  Market for the Registrant's Common Stock and Related
            Stockholder Matters  . . . . . . . . . . . . . . . . . . .  6
   Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . .  7
   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . . . .  8
   Item 7A. Quantitative and Qualitative Disclosures About
            Market Risk  . . . . . . . . . . . . . . . . . . . . . . . 11
   Item 8.  Financial Statements and Supplementary Data  . . . . . . . 11
   Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure  . . . . . . . . . . . 11

PART III

   Item 10. Directors and Executive Officers of the Registrant . . . . 11
   Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . 11
   Item 12. Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . . . 12
   Item 13. Certain Relationships and Related Transactions . . . . . . 12

PART IV

   Item 14. Exhibits, Financial Statement Schedules and
            Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . 12

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                                PART I

 Item 1.  Business
 -----------------

General

Chromcraft Revington, Inc. ("Chromcraft Revington"), incorporated in 1992 under the laws of Delaware, is engaged in the design, manufacture and sale of residential and commercial furniture through its wholly-owned subsidiaries, Chromcraft Corporation ("Chromcraft"), Peters-Revington Corporation ("Peters-Revington"), Silver Furniture Co., Inc. ("Silver Furniture"), Cochrane Furniture Company, Inc. ("Cochrane Furniture") and Korn Industries, Incorporated ("Korn Industries"). Chromcraft Revington is headquartered in Delphi, Indiana.

In 1992, Chromcraft Revington acquired all of the outstanding common stock of Chromcraft and Peters-Revington from Consolidated Furniture Corporation (formerly Mohasco Corporation) pursuant to merger agreements. Concurrently, Chromcraft Revington completed its initial public offering and restructured its long-term debt. Chromcraft Revington had no operations prior to 1992. Chromcraft, located in Senatobia, Mississippi, manufactures casual dining and commercial furniture. Peters-Revington, located in Delphi, Indiana, manufactures occasional furniture. Chromcraft and Peters-Revington were both founded in 1946.

On April 3, 1995, Chromcraft Revington acquired Silver Furniture, a manufacturer and importer of occasional furniture. Silver Furniture has manufacturing and warehousing operations in Knoxville, Tennessee. On November 8, 1996, Chromcraft Revington acquired Cochrane Furniture, a manufacturer of dining room, bedroom and upholstered furniture. Cochrane Furniture has manufacturing facilities in Lincolnton and Warrenton, North Carolina.

On September 2, 1999, CRI Corporation-Sumter, a wholly-owned subsidiary of Chromcraft Revington, acquired Korn Industries for $8,525,000 in cash, including acquisition-related expenses, and the assumption of Korn Industries' liabilities. Korn Industries, based in Sumter, South Carolina, manufactures and sells bedroom and dining room furniture through its Sumter Cabinet Company ("Sumter Cabinet") division. The operations of Korn Industries are included in Chromcraft Revington's consolidated financial statements from its acquisition date. Additional financial information is included in
Note 2 "Acquisition of Korn Industries, Incorporated" to the consolidated financial statements.

Chromcraft Revington and its subsidiaries have several operating segments which are aggregated into one reportable segment, in accordance with Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." No material amount of Chromcraft Revington's sales is dependent upon a single customer. Sales outside of the United States represent approximately 1% of total sales.


Products and Distribution

Occasional Furniture
Medium-priced occasional furniture, including tables, bookcases, entertainment centers, library and modular wall units, curio cabinets and home office furniture in traditional, contemporary and country styles, are manufactured and sold under the Peters-Revington brand name. Occasional furniture is manufactured primarily from American hardwoods, such as oak, cherry and maple. Many Peters-Revington table collections include twelve or more pieces in matching styles. In addition, different pieces of occasional furniture incorporate the same design and styling themes, thereby enabling consumers to coordinate furniture for the same room. Peters-Revington's furniture is sold in the United States and Canada through independent sales representatives primarily to independent furniture retailers.

Entry level-to-medium priced occasional tables and entertainment centers are designed, manufactured, imported and sold under the Silver Furniture brand name. These products are generally designed with a contemporary appeal, utilizing special finishes and unique styling. Silver Furniture tables are constructed using a variety of materials, including wood, medium-density fiber board, glass and metal. Internally designed imported occasional tables and parts are sourced mainly from factories located in the Far East and Mexico. Silver Furniture occasional furniture is sold primarily in the United States and Canada through company sales personnel to national and regional furniture retailers and through independent sales representatives to independent furniture retailers.

Bedroom Furniture
Solid wood bedroom furniture, primarily in oak, cherry, ash or maple, is manufactured and sold at medium price points under the Cochrane Furniture brand name and at mid-to-higher price points under the Sumter Cabinet brand name. Bedroom furniture includes beds, dressers, night stands, entertainment armoires and mirrors primarily in traditional styling. Cochrane Furniture and Sumter Cabinet bedroom furniture is sold through independent sales representatives to regional and independent furniture retail stores.

In 1999, Silver Furniture began selling bedroom furniture imported from the Far East. Silver Furniture's bedroom furniture is designed internally, mainly in traditional styling, and is sold primarily at medium price points through company sales personnel to national, regional and independent furniture retailers.

Dining Room Furniture
Casual dining furniture is manufactured and sold under the Chromcraft brand name. Casual dining furniture is designed for use in dining rooms, family rooms, recreation rooms, kitchens and apartments without formal dining areas. The product line consists primarily of coordinated dining suites in a contemporary or traditional style that include tables with laminated, wood or glass table tops, stationary and tilt-swivel chairs, pedestal chairs and barstools. Chairs are upholstered in a variety of fabrics and vinyls, while tables are manufactured from metal, wood, glass, faux marble and other materials, and come in a variety of shapes. Chromcraft competes at the medium-to-higher price points in casual dining. Chromcraft's casual dining furniture is sold in the United States through company sales personnel and independent sales representatives to national, regional, independent and specialty dining retail furniture stores.

Dining room furniture, primarily in oak, cherry, ash or maple, is manufactured and sold at medium price points under the Cochrane Furniture brand name and at mid-to-higher price points under the Sumter Cabinet brand name. Dining room furniture includes a broad line of tables, armed and side chairs, buffets, chinas and serving pieces, mainly in traditional or country styling. Cochrane Furniture dining room tables are offered in solid wood or a high pressure laminate table top. Sumter Cabinet dining room tables feature solid wood tops, leaves, and legs. Dining room furniture is sold primarily in the United States through independent sales representatives to regional and independent furniture retail stores.

Upholstered Furniture
Upholstered sofas, chairs and ottomans are manufactured and sold under the Cochrane Furniture brand name. Upholstered furniture is styled in traditional or contemporary patterns in a wide selection of fabrics using a heat tempered coil seat construction to evenly distribute body weight. Cochrane Furniture uses primarily hardwoods in the construction of its furniture frames. Seat cushions are made with high-density, high-resilience polyurethane foam, wrapped in polyester fiber for consistent comfort. Cochrane Furniture's upholstered furniture is sold primarily at medium price points. Upholstered furniture is sold through independent sales representatives primarily to independent furniture retail stores.

Commercial Furniture
Commercial furniture, sold under the Chromcraft brand name, includes stationary and tilt-swivel office chairs, conference and meeting room tables and lounge-area seating products for airports and other public waiting areas. Chairs are offered in both contemporary and transitional styles and are upholstered in various grades and colors of fabric or leather. They include executive models with high backs, management models, ergonomic computer task chairs and secretarial models with no arm rests. Products are sold through company sales personnel and independent sales representatives to office product dealers, wholesalers/distributors and various contract customers.


Manufacturing

Manufacturing operations include cutting, shaping, sanding, finishing and final assembly of wood furniture, metal fabricating, plating, powder-coat painting, chair foam production for casual dining furniture and cutting and sewing of upholstery fabric. Cochrane Furniture and Sumter Cabinet also have rough mill operations and woodworking plants which process green lumber into parts for internal use.


Raw Materials

Major raw materials are wood, steel, fabrics, glass, medium-density fiber board, wood finishing materials, cartons, foam for cushions and paddings, and mechanisms. Suppliers are selected for their ability to deliver high quality products on a timely basis and at competitive prices. Chromcraft Revington believes that supplies of raw materials are available in sufficient quantities from an adequate number of suppliers. No significant shortages of raw materials were experienced during 1999.


Inventory and Seasonal Requirements

Chromcraft Revington maintains a finished goods inventory for occasional, dining room and bedroom furniture in order to respond quickly to customer delivery needs. Most casual dining, upholstered and commercial furniture is made to customer specifications and, therefore, not carried in stock. A limited number of casual dining, upholstered and commercial furniture items are maintained for quick delivery programs. Sales have historically not been subject to material seasonal fluctuations.


Competition

Chromcraft Revington encounters competition in the sale of all its products. Many of Chromcraft Revington's competitors, some of which are larger and have greater financial resources, produce a number of products which are not competitive with Chromcraft Revington's products. In many cases, such companies do not disclose the portion of their sales attributable to products similar to those manufactured by Chromcraft Revington. It is, therefore, impractical to state with any certainty Chromcraft Revington's relative position in a particular product line. Competition in Chromcraft Revington's products is in the form of the quality of its products, service and selling prices.


Backlog

Chromcraft Revington's backlog of sales orders was approximately $27.0 million at December 31, 1999, as compared to approximately $21.4 million at December 31, 1998. Order backlog at any particular time is not necessarily indicative of the level of future shipments.

Environment

Chromcraft Revington believes it is in compliance in all material respects with all federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water, and establish standards for the treatment of hazardous wastes.


Employees

Chromcraft Revington employs a total of approximately 2,700 people. Production employees at Silver Furniture's Knoxville, Tennessee location are represented by a labor union under a collective bargaining agreement. Chromcraft Revington considers its relations with its employees to be good.


 Item 2.  Properties
 -------------------

The following table summarizes Chromcraft Revington's facilities as of December 31, 1999.


                   Square                          Type of           Owned/
   Location         Feet       Operations         Furniture          Leased
 ------------     -------    --------------    --------------    --------------

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

Lincolnton, NC    368,000    Manufacturing/    Dining room/      Owned
                             warehousing       bedroom

Lincolnton, NC    152,000    Manufacturing     Upholstery        Owned

Lincolnton, NC    159,000    Manufacturing/    Upholstery        Owned
                             warehousing

Senatobia, MS     560,000    Manufacturing/    Casual dining/    Leased
                             warehousing       commercial        (expires 2061)

Sumter, SC        521,000    Manufacturing/    Dining room/      Owned
                             warehousing       bedroom

Warrenton, NC     166,000    Manufacturing     Dining room/      Owned
                                               bedroom

Chromcraft Revington also leases trucks, trailers and other transportation equipment and showroom facilities in High Point, North Carolina and Chicago, Illinois. Management believes the properties and equipment of its subsidiaries are well maintained, in good operating condition and adequate to support present operations.

 Item 3.  Legal Proceedings
 --------------------------

Chromcraft Revington is not a party to any lawsuits, other than ordinary routine litigation incidental to its business.


 Item 4.  Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------

Not applicable.


 Executive Officers of Chromcraft Revington, Inc.
 ------------------------------------------------

Michael E. Thomas      58      President, Chief Executive Officer and
                               Director since Chromcraft Revington's
                               organization in 1992.  Mr. Thomas is a
                               director of TEU Holdings, Inc., the
                               parent company of furniture retailer
                               This End Up. TEU Holdings, Inc. and its subsidiaries filed for bankruptcy in 2000.

Frank T. Kane          46      Vice President-Finance, Chief Financial
                               Officer and Secretary since Chromcraft
                               Revington's organization in 1992.


                                PART II

 Item 5.  Market for the Registrant's Common Stock and Related
 Stockholder Matters
 -------------------------------------------------------------

Chromcraft Revington's common stock is traded on the New York Stock Exchange. The following table sets forth the high and low sales prices of Chromcraft Revington's common stock, as reported on the New York Stock Exchange, as adjusted for the two-for-one stock split effective June 10, 1998.

                                     1999                    1998
                             --------------------    --------------------
                               High         Low        High        Low
                             --------    --------    --------    --------

First quarter                17 7/8      14          18 11/16    13 13/16
Second quarter               17          14 1/8      20 1/16     17 1/2
Third quarter                14 3/4      11 7/8      19 5/16     13 11/16
Fourth quarter               12 13/16    10 1/8      18 1/4      14 3/4


As of March 7, 2000, there were approximately 57 security holders of record of Chromcraft Revington's common stock. Chromcraft Revington intends to retain cash for internal and external growth and development of its business and currently does not anticipate paying cash dividends. At December 31, 1999, unrestricted retained earnings available for dividends were $25,814,000.

 Item 6.  Selected Financial Data
 --------------------------------

(Dollars in thousands, except per share data)
                                                          Year Ended December 31,
                                       -------------------------------------------------------------
                                          1999         1998         1997         1996         1995
                                       ---------    ---------    ---------    ---------    ---------
Operating Results
Sales                                  $ 245,385    $ 236,744    $ 225,629    $ 175,899    $ 152,609
Cost of sales                            188,411      176,988      169,802      128,217      111,787
                                       ---------    ---------    ---------    ---------    ---------
Gross margin                              56,974       59,756       55,827       47,682       40,822
Selling, general and
   administrative expenses                34,340       31,964       30,200       24,235       20,478
                                       ---------    ---------    ---------    ---------    ---------
Operating income                          22,634       27,792       25,627       23,447       20,344
Interest expense                             988          739        1,265          221          236
                                       ---------    ---------    ---------    ---------    ---------
Earnings before income tax expense        21,646       27,053       24,362       23,226       20,108
Income tax expense                         8,572       10,794        9,720        9,290        8,134
                                       ---------    ---------    ---------    ---------    ---------
Net earnings                           $  13,074    $  16,259    $  14,642    $  13,936    $  11,974
                                       =========    =========    =========    =========    =========

Earnings per share of common stock
   Basic                               $    1.25    $    1.46    $    1.28    $    1.21    $    1.05
                                       =========    =========    =========    =========    =========
   Diluted                             $    1.22    $    1.41    $    1.25    $    1.19    $    1.02
                                       =========    =========    =========    =========    =========

Shares used in computing earnings per share
   Basic                                  10,448       11,137       11,418       11,474       11,453
   Diluted                                10,720       11,533       11,755       11,740       11,696


Financial Position (December 31,)
Total assets                           $ 159,135    $ 129,645    $ 126,144    $ 129,942    $  85,825
Total debt                                26,700        5,400        9,000       20,200        1,500
Stockholders' equity                      99,770       97,117       90,906       77,925       63,782

Other Data
Depreciation and amortization          $   4,947    $   4,534    $   4,383    $   3,729    $   3,853
Capital expenditures                       3,630        3,388        2,712        3,060        5,514


Silver Furniture, Cochrane Furniture and Korn Industries are included in Chromcraft Revington's consolidated financial results from their acquisition dates of April 3, 1995, November 8, 1996 and September 2, 1999, respectively.

Per share data has been adjusted, where applicable, for the two-for-one common stock split distributed June 10, 1998.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
 --------------------------------------------------------------------

General

Chromcraft Revington designs, manufactures and sells residential and commercial furniture through its wholly-owned subsidiaries, Chromcraft, Peters-Revington, Silver Furniture, Cochrane Furniture and Korn Industries. Chromcraft Revington's operating results include the operations of Korn Industries, acquired September 2, 1999, from the date of its acquisition (see Note 2 to the consolidated financial statements).

The following table sets forth the results of operations of Chromcraft Revington for the years ended December 31, 1999, 1998 and 1997 expressed as a percentage of sales.

                                              Year Ended December 31,
                                         --------------------------------
                                           1999        1998        1997
                                         --------    --------    --------
Sales                                      100.0%      100.0%      100.0%
Cost of sales                               76.8        74.8        75.3
                                         --------    --------    --------
Gross margin                                23.2        25.2        24.7
Selling, general and
   administrative expenses                  14.0        13.5        13.3
                                         --------    --------    --------
Operating income                             9.2        11.7        11.4
Interest expense                              .4          .3          .6
                                         --------    --------    --------
Earnings before income tax expense           8.8        11.4        10.8
Income tax expense                           3.5         4.5         4.3
                                         --------    --------    --------
Net earnings                                 5.3%        6.9%        6.5%
                                         ========    ========    ========

1999 compared to 1998

Consolidated sales increased 3.6% for the year ended December 31, 1999 to $245,385,000 from $236,744,000 for the year ended December 31, 1998. The increase in sales was primarily due to higher shipments of bedroom and dining room furniture, partially offset by lower shipments of upholstered, commercial and occasional furniture. The increase in bedroom and dining room shipments was due, in part, to the Korn Industries acquisition, which was completed September 2, 1999. The decrease in upholstered furniture shipments was primarily attributable to the repositioning of the product line price points and styling. Commercial furniture shipments were lower for 1999, as compared to 1998, due, in part, to a general softening in demand in the office furniture industry. Shipments of occasional furniture at Silver Furniture declined principally due to competitive price pressure.

Gross margin was $56,974,000, or 23.2% of sales, in 1999 as compared to $59,756,000, or 25.2% of sales, in 1998. Factors which contributed to the decrease in gross margin percentage included: manufacturing inefficiencies at Chromcraft due to a product mix change and employee attrition resulting from the tight labor market; unabsorbed fixed overhead due to the lower sales volume at Chromcraft and Silver Furniture; a $400,000 writedown of discontinued inventory at Chromcraft; and the inclusion of Korn Industries' operating results.

Selling, general and administrative expenses increased to $34,340,000, or 14.0% of sales, for 1999 from $31,964,000, or 13.5% of sales, for 1998. The percentage increase was primarily due to a $1,000,000 charge for employee termination and severance costs at Chromcraft.

Interest expense increased to $988,000 in 1999 as compared to $739,000 in 1998. The increase was due to higher average bank borrowings during 1999 attributable to the Korn Industries acquisition and the refinancing of Korn Industries' bank indebtedness under Chromcraft Revington's revolving credit facility. Weighted average interest rates were slightly lower in 1999 as compared to 1998.

Chromcraft Revington's effective tax rate was 39.6% and 39.9% for the years ended December 31, 1999 and 1998, respectively. The decrease in the effective tax rate for 1999 was due to lower state income taxes.

Diluted earnings per share were $1.22 in 1999 and $1.41 in 1998. Average common shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of 272,000 in 1999 and 396,000 in 1998. Weighted average shares outstanding for 1999 decreased 6.2% as compared to 1998. During 1999, Chromcraft Revington purchased, under a stock repurchase program, 845,500 shares of its common stock.


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

Gross margin as a percentage of sales increased to 25.2% from 24.7% in 1997. The percentage increase in 1998 was primarily due to the improved operating results at Cochrane Furniture, as a result of cost containment and improved manufacturing processes. The gross margin improvement was partially offset by manufacturing inefficiencies at Chromcraft and higher employee health care costs. The manufacturing inefficiencies were primarily due to start-up costs incurred for new product introductions and employee attrition resulting from tight labor market conditions.

Selling, general and administrative expenses increased $1,764,000 to $31,964,000, or 13.5% of sales, in 1998 from $30,200,000, or 13.3% of sales, in 1997. The higher cost percentage in 1998 was mainly due to an increase in incentive compensation.

Interest expense for the year ended December 31, 1998 was $739,000 as compared to $1,265,000 for the prior year period. The decrease in interest expense for 1998 was primarily due to lower average bank borrowings. Weighted average interest rates were slightly lower in 1998 as compared to 1997.

Chromcraft Revington's effective tax rate was 39.9% for the years ended December 31, 1998 and 1997.

Diluted earnings per share increased 12.8% to $1.41 in 1998 as compared to $1.25 in 1997. Average common shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of 396,000 in 1998 and 337,000 in 1997. Weighted average shares outstanding for 1998 decreased 2.5% as compared to the prior year period. During 1998, Chromcraft Revington retired 590,548 shares of its common stock acquired under a share repurchase program.


Liquidity and Capital Resources

Operating activities provided $14,757,000 of cash for the year ended December 31, 1999, a decrease of $2,228,000 from the amount provided in 1998. Cash generated from operations decreased in 1999 primarily due to a reduction in Korn Industries' trade accounts payable and lower earnings during 1999. Korn Industries' trade payables, assumed at the acquisition date, were reduced in order to eliminate past due amounts and to obtain discounts on the early payment of invoices.

The investing activities used $10,971,000 and $3,337,000 during the years ended December 31, 1999 and 1998, respectively. On September 2, 1999, CRI Corporation-Sumter, a wholly-owned subsidiary of Chromcraft Revington, acquired Korn Industries, a manufacturer of bedroom and dining room furniture. Investing activities for 1999 include the cash payment to Korn Industries' stockholders and related acquisition expenses of $8,525,000.

Capital expenditures, primarily for machinery and data processing equipment purchases, were $3,630,000 during 1999 and $3,388,000 during 1998. Capital expenditures in 2000 are expected to be approximately $5,000,000. During 1999, Chromcraft Revington received cash proceeds of $1,184,000 in connection with several asset disposals.

Financing activities used $2,638,000 of cash during 1999. During the year, Chromcraft Revington borrowed $21,300,000 under its bank revolving credit facility in connection with the Korn Industries acquisition and the repurchase of Chromcraft Revington's common stock. As part of the acquisition, Korn Industries' bank indebtedness of $13,517,000 was refinanced with borrowings under Chromcraft Revington's revolving credit facility, which restricts indebtedness outside of the facility. Financing costs were more favorable under the facility as compared to the Korn Industries indebtedness. During 1999, Chromcraft Revington purchased, under its share repurchase program, 845,500 shares of its common stock for $12,079,000.

Financing activities used $13,648,000 of cash during the year ended December 31, 1998, primarily to acquire shares of Chromcraft
Revington's common stock and reduce bank indebtedness. During 1998, Chromcraft Revington acquired 590,548 shares of common stock purchased for $10,196,000 under its share repurchase program.

Chromcraft Revington has a revolving credit facility with a commitment level of $60,000,000 that matures December 20, 2000. The interest rate under the facility is determined at the time of each borrowing and is based on one of a variety of floating rate indices or a bank prime lending rate. Total borrowings under the facility were $26,700,000 at December 31, 1999. Unused capacity under the revolving credit facility, after reduction for outstanding letters of credit, equaled $30,868,000 at the end of 1999. Management expects that a new long-term bank agreement will be in place before the present facility expires.

Management expects that cash flow from operations and availability under bank financing arrangements will continue to be sufficient to meet future business needs. Chromcraft Revington plans to grow its businesses internally and through acquisitions. Accordingly, Chromcraft Revington plans to retain cash in the business and currently does not anticipate paying cash dividends on its common stock. In 2000, absent further acquisitions, Chromcraft Revington expects to generate excess cash flow from operations, which will be used to reduce bank indebtedness, to repurchase Chromcraft Revington common stock, or for general corporate purposes.

 Year 2000 Issue
 ---------------

Chromcraft Revington and its subsidiaries have not experienced any significant Year 2000 conversion issues. Chromcraft Revington plans to continue to monitor its internal systems, significant suppliers and third party service providers for potential disruptions.

 Recently Issued Accounting Standards
 ------------------------------------

The Financial Accounting Standards Board has issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Statement No. 137, "Accounting for Derivative Instruments and Hedging

Activities - Deferral of the Effective Date of FASB Statement 133." Statement No. 133 applies to all derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statement will require Chromcraft Revington to recognize all derivatives on the balance sheet at fair value. Statement No. 137 has deferred the effective date of Statement No. 133 until the fiscal year beginning after June 15, 2000. Chromcraft Revington does not expect the adoption of this Statement to have a significant effect on its results of operations or financial position.

 Forward-Looking Statements
 --------------------------

Certain matters included in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be generally identified as such because the context of the statements includes words such as "plans," "may," "anticipates," and "expects" or words of similar import. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reported or expected as of the date of this report. Among the risks and uncertainties that could cause actual results to differ materially from those reported or anticipated are (i) general economic conditions, (ii) cyclical nature of the furniture industry, and (iii) competition in the furniture industry.


 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
 --------------------------------------------------------------------

Not applicable.


 Item 8.  Financial Statements and Supplementary Data
 ----------------------------------------------------

The financial statements and schedule are listed in Part IV, Items 14(a) (1) and (2).


 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
 --------------------------------------------------------------------

None.

                               PART III

 Item 10.  Directors and Executive Officers of the Registrant
 ------------------------------------------------------------

The sections entitled "Election of Directors" on page 3 and "Common Stock Beneficially Owned by Directors and Executive Officers" on pages 4 and 5 of Chromcraft Revington's Proxy Statement, expected to be dated April 5, 2000, are incorporated herein by reference, and have been omitted pursuant to Instruction G of Form 10-K since Chromcraft Revington intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 1999 fiscal year.


 Item 11.  Executive Compensation
 --------------------------------

The sections entitled "Executive Compensation" on pages 6 through 9, "Compensation Committee Report on Executive Compensation" on pages 9 through 11 and "Stock Performance Graph" on page 12 of Chromcraft Revington's Proxy Statement, expected to be dated April 5, 2000, are incorporated herein by reference, and have been omitted pursuant to Instruction G of Form 10-K since Chromcraft Revington intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 1999 fiscal year.

 Item 12.  Security Ownership of Certain Beneficial Owners and Management
 ------------------------------------------------------------------------

The sections entitled "Common Stock Beneficially Owned by Directors and Executive Officers" on pages 4 and 5 and "Voting Securities and Principal Stockholders" on pages 1 and 2 of Chromcraft Revington's Proxy Statement, expected to be dated April 5, 2000, are incorporated herein by reference, and have been omitted pursuant to Instruction G of Form 10-K since Chromcraft Revington intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 1999 fiscal year.


 Item 13.  Certain Relationships and Related Transactions
 --------------------------------------------------------

None.

                                PART IV

 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
 -------------------------------------------------------------------------

(a)  1. and 2.  List of Financial Statements and Financial Statement Schedule:


The following Consolidated Financial Statements of Chromcraft Revington are included in this report on Form 10-K:

                                                               Page Reference
                                                               --------------
   Consolidated Statements of Earnings for the years ended
     December 31, 1999, 1998 and 1997                               F-1

   Consolidated Balance Sheets at December 31, 1999 and 1998        F-2

   Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1999, 1998 and 1997                   F-3

   Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997                               F-4

   Notes to Consolidated Financial Statements                       F-5

   Independent Auditors' Report                                     F-13

   Quarterly Financial Information (unaudited)                      F-14

The following consolidated financial statement schedule of Chromcraft Revington is included in response to Item 14(d):

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

     (10.12) Contract, dated April 3, 1961, between the City of Senatobia, Tate County, Mississippi, the Board of Supervisors of Tate County, Mississippi and Chromcraft Corporation, filed as Exhibit No. 10.12 to Form S-1, Pre-Effective Amendment No. 1, registration number 33-45902, as filed with the Securities and Exchange Commission on March 17, 1992, is incorporated herein by reference.

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

     (10.51) Chromcraft Revington, Inc. Short Term Executive Incentive Plan, effective January 1, 1998, filed as Exhibit No.
              10.51 to Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

     (10.55) Chromcraft Revington, Inc. Long Term Executive Incentive Plan, effective January 1, 1998, filed as Exhibit 10.55 to Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

     (10.6) Chromcraft Revington Directors Deferred Compensation Plan, effective January 1, 1999, filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

     (10.7)   Chromcraft Revington, Inc. Supplemental Executive
              Retirement Plan, as amended and restated, effective
              December 3, 1998, filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

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

                         --------------------

     (21.1)   Subsidiaries of the Registrant (filed herewith).

     (23.1)   Consent of Independent Auditors (filed herewith).

     (24.1)   Powers of Attorney (filed herewith).

     (27.0)   Financial Data Schedule (filed herewith).

(b)  Reports on Form 8-K

     Amendments No. 1 and 2 to the Current Report on Form 8-K dated September 2, 1999, reporting financial information on the acquisition of Korn Industries, Incorporated, were filed with the Securities and Exchange Commission on November 12, 1999.

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


Date:  March 28, 2000                By: /s/ Michael E. Thomas
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


       Signatures                     Title                  Date
 ---------------------    --------------------------    --------------


 /s/ Michael E. Thomas    President, Chief Executive    March 28, 2000
 ---------------------    Officer and Director          --------------
 Michael E. Thomas


 /s/ Frank T. Kane        Vice President - Finance      March 28, 2000
 -----------------        (principal accounting and     --------------
 Frank T. Kane            financial officer)


 *Bruce C. Bruckmann      Director
 -------------------
 Bruce C. Bruckmann

 *David L. Kolb           Director
 -------------------
 David L. Kolb

 *Larry P. Kunz           Director
 -------------------
 Larry P. Kunz

 *M. Saleem Muqaddam      Director
 -------------------
 M. Saleem Muqaddam

 *Warren G. Wintrub       Director
 -------------------
 Warren G. Wintrub


 By: /s/ Michael E. Thomas                              March 28, 2000
 -------------------------                              --------------
 Michael E. Thomas, Attorney-in-fact*

                 Consolidated Statements of Earnings

                      Chromcraft Revington, Inc.
                (In thousands, except per share data)

                                                          Year Ended December 31,
                                                    -----------------------------------
                                                       1999         1998         1997
                                                    ---------    ---------    ---------
Sales                                               $ 245,385    $ 236,744    $ 225,629
Cost of sales                                         188,411      176,988      169,802
                                                    ---------    ---------    ---------
Gross margin                                           56,974       59,756       55,827
Selling, general and administrative expenses           34,340       31,964       30,200
                                                    ---------    ---------    ---------
Operating income                                       22,634       27,792       25,627
Interest expense                                          988          739        1,265
                                                    ---------    ---------    ---------
Earnings before income tax expense                     21,646       27,053       24,362
Income tax expense                                      8,572       10,794        9,720
                                                    ---------    ---------    ---------
Net earnings                                        $  13,074    $  16,259    $  14,642
                                                    =========    =========    =========

Earnings per share of common stock
   Basic                                            $    1.25    $    1.46    $    1.28
                                                    =========    =========    =========
   Diluted                                          $    1.22    $    1.41    $    1.25
                                                    =========    =========    =========

Shares used in computing earnings per share
   Basic                                               10,448       11,137       11,418

   Diluted                                             10,720       11,533       11,755


See accompanying notes to the consolidated financial statements

                     Consolidated Balance Sheets

                      Chromcraft Revington, Inc.
                  (In thousands, except share data)

                                                                     December 31,
                                                                ----------------------
                                                                   1999         1998
                                                                ---------    ---------
Assets
Cash                                                            $   1,148    $      -
Accounts receivable, less allowances of $1,266 and $1,211          29,574       26,884
Inventories                                                        50,450       38,130
Other assets                                                        3,642        4,713
                                                                ---------    ---------
   Current assets                                                  84,814       69,727

Property, plant and equipment, at cost, less
   accumulated depreciation                                        44,480       37,094
Goodwill and tradenames, less accumulated amortization
   of $7,933 and $6,969                                            28,932       21,296
Other assets                                                          909        1,528
                                                                ---------    ---------
   Total assets                                                 $ 159,135    $ 129,645
                                                                =========    =========

Liabilities and Stockholders' Equity
Accounts payable                                                $   8,200    $   6,939
Accrued liabilities                                                15,851       12,963
Revolving credit facility                                          26,700           -
                                                                ---------    ---------
   Current liabilities                                             50,751       19,902

Revolving credit facility                                              -         5,400
Deferred compensation                                               5,824        3,413
Other liabilities                                                   2,790        3,813
                                                                ---------    ---------
   Total liabilities                                               59,365       32,528
                                                                ---------    ---------
Stockholders' equity
   Common stock, $.01 par value, 20,000,000 shares
      authorized 10,939,048 and 10,795,788 shares issued              109          108
   Capital in excess of par value                                  10,274        9,232
   Retained earnings                                              100,851       87,777
                                                                ---------    ---------
                                                                  111,234       97,117
   Less cost of 806,900 shares held in treasury in 1999           (11,464)          -
                                                                ---------    ---------
   Total stockholders' equity                                      99,770       97,117
                                                                ---------    ---------
   Total liabilities and stockholders' equity                   $ 159,135    $ 129,645
                                                                =========    =========

See accompanying notes to the consolidated financial statements

           Consolidated Statements of Stockholders' Equity

                      Chromcraft Revington, Inc.
                  (In thousands, except share data)

                                                                                             Total
                                                    Capital in                               Stock-
                                         Common     Excess of     Retained     Treasury     holders'
                                         Stock      Par Value     Earnings      Stock        Equity
                                       ---------    ---------    ---------    ---------    ---------

Balance at January 1, 1997             $     115    $  20,934    $  56,876    $      -     $  77,925

Repurchase and cancellation
   of stock (141,600 shares)                  (1)      (1,894)                                (1,895)
Exercise of stock options
   (25,590 shares)                            -           234                                    234
Net earnings                                                        14,642                    14,642
                                       ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1997                 114       19,274       71,518           -        90,906

Repurchase and cancellation
   of stock (590,548 shares)                  (6)     (10,190)                               (10,196)
Exercise of stock options
   (17,800 shares)                            -           148                                    148
Net earnings                                                        16,259                    16,259
                                       ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1998                 108        9,232       87,777           -        97,117

Repurchase and cancellation
   of stock (38,600 shares)                   -          (615)                                  (615)
Exercise of stock options
   (181,860 shares)                            1        1,657                                  1,658
Purchase of treasury stock
   (806,900 shares)                                                             (11,464)     (11,464)
Net earnings                                                        13,074                    13,074
                                       ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1999           $     109    $  10,274    $ 100,851    $ (11,464)   $  99,770
                                       =========    =========    =========    =========    =========

See accompanying notes to the consolidated financial statements

                Consolidated Statements of Cash Flows

                      Chromcraft Revington, Inc.
                           (In thousands)

                                                          Year Ended December 31,
                                                    -----------------------------------
                                                       1999         1998         1997
                                                    ---------    ---------    ---------
Operating Activities
   Net earnings                                     $  13,074    $  16,259    $  14,642
      Adjustments to reconcile net earnings to
         net cash provided by operating activities
            Depreciation and amortization               4,947        4,534        4,383
            Deferred income taxes                         531          893        1,782
            Changes in assets and liabilities, net
               of effects of acquired company
               Accounts receivable                      1,435           21        2,879
               Inventories                             (1,831)      (2,958)      (2,776)
               Accounts payable                        (4,030)      (1,511)      (1,450)
               Accrued liabilities                         72          293       (3,955)
               Other                                      559         (546)         (39)
                                                    ---------    ---------    ---------
   Cash provided by operating activities               14,757       16,985       15,466
                                                    ---------    ---------    ---------
Investing Activities
   Investment in acquired company                      (8,525)          -            -
   Capital expenditures                                (3,630)      (3,388)      (2,712)
   Proceeds from disposals of property, plant
      and equipment                                     1,184           51          107
                                                    ---------    ---------    ---------
   Cash used in investing activities                  (10,971)      (3,337)      (2,605)
                                                    ---------    ---------    ---------
Financing Activities
   Net borrowing (repayment) under revolving
      credit facility                                  21,300       (3,600)     (11,200)
   Refinance indebtedness of acquired company         (13,517)          -            -
   Repurchase of common stock                         (12,079)     (10,196)      (1,895)
   Proceeds from exercise of stock options              1,658          148          234
                                                    ---------    ---------    ---------
   Cash used in financing activities                   (2,638)     (13,648)     (12,861)
                                                    ---------    ---------    ---------
Increase in cash                                        1,148           -            -

Cash at beginning of the year                              -            -            -
                                                    ---------    ---------    ---------
Cash at end of the year                             $   1,148    $      -     $      -
                                                    =========    =========    =========

See accompanying notes to the consolidated financial statements

             Notes to Consolidated Financial Statements

                      Chromcraft Revington, Inc.
                          December 31, 1999


Note 1.  Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Chromcraft Revington, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Chromcraft Revington manufactures and sells residential and commercial furniture. Products are sold primarily through furniture dealers throughout the United States and Canada. Chromcraft Revington has several operating segments which are aggregated into one reportable segment, in accordance with Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information."


Use of Estimates

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Inventories

All inventories (materials, labor and overhead) are valued at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) basis represent approximately 64% and 70% of total inventories at December 31, 1999 and 1998, respectively. Remaining inventories are valued using the first-in, first-out (FIFO) basis.


Property, Plant and Equipment

Property, plant and equipment is stated on the basis of cost.
Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for tax purposes.


Revenue Recognition

Revenue from sales is recognized when the goods are shipped to the customer.


Intangibles

Intangible assets are stated on the basis of cost. The excess of purchase price over the fair value of net assets acquired (goodwill) and tradenames are being amortized on a straight-line basis over periods ranging from 15 to 40 years. Chromcraft Revington reviews the carrying value of goodwill whenever changes in circumstances indicate that the carrying amount may not be recoverable. When factors indicate that the recoverability of goodwill should be evaluated, Chromcraft Revington uses an estimate of the undiscounted cash flows of the acquired businesses in determining whether an impairment loss is required.

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


Earnings per Share

Basic earnings per share is calculated based on the average number of common shares outstanding. Diluted earnings per share include dilutive potential common shares (stock options).


Stock Options

Chromcraft Revington applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpre-tations in accounting for stock options and discloses the fair value of options granted as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."


Financial Instruments

The carrying amounts reported in the balance sheets for accounts receivable, accounts payable and borrowings under a bank revolving credit facility approximate their fair values. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of entities comprising Chromcraft Revington's customer base.


Note 2.  Acquisition of Korn Industries, Incorporated

On September 2, 1999, CRI Corporation-Sumter, a wholly-owned subsidiary of Chromcraft Revington, Inc., acquired all of the outstanding common stock of Korn Industries, Incorporated ("Korn Industries") for $8,525,000 in cash (including acquisition-related expenses) and the assumption of Korn Industries' liabilities. Korn Industries is headquartered in Sumter, South Carolina and manufactures and sells bedroom and dining room furniture through its Sumter Cabinet Company division. The operations of Korn Industries are included in the Consolidated Statements of Earnings commencing on September 2, 1999. The transaction was accounted for as a purchase and the purchase price has been allocated to assets acquired and liabilities assumed based on their fair market values at the date of acquisition. Goodwill and other intangibles are being amortized on a straight-line basis over periods ranging from 15 to 25 years.

The following unaudited pro forma results of operations for the year ended December 31, 1999 give effect to the Korn Industries acquisition as if it had occurred on January 1, 1999. The unaudited pro forma results of operations for the year ended December 31, 1998 combine the operating results of Korn Industries for the fiscal year ended November 28, 1998 and Chromcraft Revington's operating results for the year ended December 31, 1998 and give effect to the Korn Industries acquisition as if it had occurred at the beginning of the period.

                                                        (In thousands,
                                                    except per share data)
                                                    ----------------------
                                                       1999         1998
                                                    ---------    ---------
     Sales                                          $ 281,168    $ 291,395
     Net earnings                                      11,280       14,310
     Earnings per share of common stock
        Basic                                            1.08         1.28
        Diluted                                          1.05         1.24

The pro forma information is presented for comparative purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the above dates, nor is it necessarily indicative of future operating results.


Note 3.  Inventories

Inventories at December 31, 1999 and 1998 consisted of the following:

                                                        (In thousands)
                                                    ----------------------
                                                       1999         1998
                                                    ---------    ---------
Raw materials                                       $  18,521    $  12,502
Work-in-process                                         8,069        6,097
Finished goods                                         25,866       21,181
                                                    ---------    ---------
Inventories at FIFO cost                               52,456       39,780
LIFO reserve                                           (2,006)      (1,650)
                                                    ---------    ---------
                                                    $  50,450    $  38,130
                                                    =========    =========

Note 4.  Property, Plant and Equipment

Property, plant and equipment at December 31, 1999 and 1998 consisted of the following:

                                                        (In thousands)
                                                    ----------------------
                                                       1999         1998
                                                    ---------    ---------
Land                                                $   2,208    $   2,013
Buildings and improvements                             32,869       29,923
Machinery and equipment                                46,986       39,323
Leasehold improvements                                    862          768
Construction in progress                                  239          662
                                                    ---------    ---------
                                                       83,164       72,689
Less accumulated depreciation and amortization        (38,684)     (35,595)
                                                    ---------    ---------
                                                    $  44,480    $  37,094
                                                    =========    =========

Note 5.  Accrued Liabilities

Accrued liabilities at December 31, 1999 and 1998 consisted of the following:

                                                        (In thousands)
                                                    ----------------------
                                                       1999         1998
                                                    ---------    ---------
Employee benefit plans                              $   5,434    $   4,114
Salaries, wages and commissions                         1,907        1,837
Vacation and holiday pay                                1,162        1,263
Workers' compensation plans                             1,451        1,158
Other accrued liabilities                               5,897        4,591
                                                    ---------    ---------
                                                    $  15,851    $  12,963
                                                    =========    =========

Note 6.  Income Taxes

Components of the provision for income taxes for the years ended
December 31, 1999, 1998 and 1997 were as follows:

                                                  (In thousands)
                                       -----------------------------------
                                          1999         1998         1997
                                       ---------    ---------    ---------
Current:
   Federal                             $   7,029    $   8,666    $   6,683
   State                                   1,012        1,235        1,255
                                       ---------    ---------    ---------
                                           8,041        9,901        7,938
                                       ---------    ---------    ---------
Deferred:
   Federal                                   502          738        1,517
   State                                      29          155          265
                                       ---------    ---------    ---------
                                             531          893        1,782
                                       ---------    ---------    ---------
Total provision for income taxes       $   8,572    $  10,794    $   9,720
                                       =========    =========    =========

A reconciliation of the provision for income taxes included in the Consolidated Statements of Earnings and the amount computed by applying the U.S. Federal income tax rate for the years ended December 31, 1999, 1998 and 1997 is summarized below:

                                                  (In thousands)
                                       -----------------------------------
                                          1999         1998         1997
                                       ---------    ---------    ---------
Tax expense, at U.S. statutory rate    $   7,577    $   9,469    $   8,527
State taxes, net of federal benefit          682        1,030          967
Non-deductible amortization of goodwill      253          222          222
Other, net                                    60           73            4
                                       ---------    ---------    ---------
Total provision for income taxes       $   8,572    $  10,794    $   9,720
                                       =========    =========    =========

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (liabilities) at December 31, 1999 and 1998 are summarized below:

                                                        (In thousands)
                                                    ----------------------
                                                       1999         1998
                                                    ---------    ---------
Deferred tax assets attributable to:
   Accounts receivable                              $     794    $     680
   Assets held for sale                                    -           525
   Accrued vacation and holiday pay                       486          471
   Deferred compensation                                2,965        1,181
   Net operating loss carryforwards                     3,407          841
   Other                                                2,209        1,859
                                                    ---------    ---------
   Total gross deferred tax assets                      9,861        5,557
                                                    ---------    ---------
Deferred tax liabilities attributable to:
   Inventories                                         (3,744)      (1,010)
   Property, plant and equipment                       (5,630)      (4,254)
   Other                                               (1,266)      (1,258)
                                                    ---------    ---------
   Total gross deferred tax liabilities               (10,640)      (6,522)
                                                    ---------    ---------
   Net deferred tax liabilities                     $    (779)   $    (965)
                                                    =========    =========

Balance sheet classifications of deferred taxes at December 31, 1999 and 1998 were as follows:


                                                        (In thousands)
                                                    ----------------------
                                                       1999         1998
                                                    ---------    ---------
Deferred tax assets, current                        $      -     $   1,231
Deferred tax liability, current                          (562)          -
Deferred tax liability, noncurrent                       (217)      (2,196)
                                                    ---------    ---------
Net deferred tax liability                          $    (779)   $    (965)
                                                    =========    =========

In connection with the acquisitions of Cochrane Furniture and Korn Industries, Chromcraft Revington acquired certain federal and state net operating loss carryforwards with expiration dates through 2010 and 2018, respectively.


Note 7.  Revolving Credit Facility

Chromcraft Revington has an unsecured revolving loan facility (the "Facility") with a group of banks that allows it to borrow up to $60,000,000 for working capital requirements, capital expenditures and acquisitions. At December 31, 1999, Chromcraft Revington had $30,868,000 in availability under the Facility. The interest rate under the Facility is determined at the time of borrowing, at Chromcraft Revington's option, at either the bank prime rate or a rate based on the certificate of deposit rate, the Fed Funds rate, or the London Interbank Offered Rate (LIBOR). The weighted average interest rate on borrowings outstanding as of December 31, 1999 and 1998 was 5.12% and 5.51%, respectively. A commitment fee, of up to .20% per annum, is payable on the unused portion of the credit line.
Chromcraft Revington had outstanding letters of credit under the Facility of $2,432,000 and $1,718,000 at December 31, 1999 and 1998,
respectively. The Facility expires December 20, 2000. Chromcraft Revington expects to have a new long-term bank agreement in place before the present facility expires.

The Facility requires compliance with certain financial loan covenants related to net worth, interest and fixed charge coverages and debt leverage. At December 31, 1999, unrestricted retained earnings available for dividends were $25,814,000.

Note 8.  Earnings Per Share of Common Stock

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 272,000, 396,000 and 337,000 for the years ended
December 31, 1999, 1998 and 1997, respectively.

Stock options to purchase 138,426 shares of common stock at an average price of $16.85 per share and 58,000 shares at $19.78 per share were outstanding during 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for those years and, therefore, the effect would be antidilutive.


Note 9.  Stockholders' Equity

Chromcraft Revington is authorized to issue up to 100,000 shares of $1.00 par value preferred stock, none of which is outstanding.

Chromcraft Revington effected a two-for-one stock split in the form of a 100% stock dividend to stockholders of record on May 27, 1998. The additional shares were distributed to stockholders on June 10, 1998. All references to the number of shares outstanding and per share amounts, where applicable, in the consolidated financial statements and notes reflect the stock split.

Chromcraft Revington has entered into a Registration Rights Agreement dated April 23, 1992 (the "Agreement") between Chromcraft Revington and 399 Venture Partners, Inc., which owned 5,695,418 shares or 56.2% of Chromcraft Revington's outstanding common stock at December 31, 1999. The Agreement permits 399 Venture Partners, Inc. and trans-ferees, as defined, to request certain registration rights under the Securities Act of 1933 for all or part of their shares of common stock under certain conditions. In connection with such registrations as may occur, Chromcraft Revington will be obligated for the payment of all registration expenses incurred in the performance of, or compliance with, this Agreement, subject to certain limitations set forth therein.


Note 10.  Employee Benefit Plans

Chromcraft Revington sponsors a number of tax-qualified defined contribution retirement and savings plans. Employees may be eligible to participate in one or more of these plans. Company contributions to these plans are based on either a percentage of an employee's compensation or a matching portion of the employee's contributions. The cost of these plans was $1,299,000 in 1999, $1,188,000 in 1998 and $1,113,000 in 1997.

Chromcraft Revington also provides supplemental retirement benefits and "make up" benefits to key executives of Chromcraft Revington whose benefits are reduced by Internal Revenue Service Code restrictions. Contributions and expenses under these arrangements were $390,000 in 1999, $338,000 in 1998 and $305,000 in 1997.


Note 11.  Stock Options

Chromcraft Revington's 1992 Stock Option Plan, as amended, (the "Plan") provides for the granting of either incentive stock options ("ISO's") or stock options which do not qualify as incentive stock options ("non-ISO's"). The total number of shares of common stock which may be issued under stock options granted pursuant to the Plan is 1,800,000 shares. ISO's granted under the Plan vest over no greater than a 10-year period, and are granted at exercise prices no less than the fair market value of Chromcraft Revington's common shares as of the date of grant.

Non-ISO's vest and are at exercise prices as determined by the compensation committee of the Board of Directors. At December 31, 1999 and 1998, there were 605,606 and 643,170 shares, respectively, available for future grants.

The estimated per share weighted average fair value of stock options granted during 1999, 1998 and 1997 was $6.02, $7.85 and $6.36, respectively, on the date of grant. The fair value of stock options on the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                          1999         1998         1997
                                       ---------    ---------    ---------
Expected life (years)                      6            6            7
Interest rate                              5.0%         5.7%         6.3%
Volatility                                27.2%        27.8%        28.0%

The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value:

                                                          (In thousands, except per share data)
                                       --------------------------------------------------------------------------
                                                1999                      1998                      1997
                                       ----------------------    ----------------------    ----------------------
                                           As          Pro           As          Pro           As          Pro
                                        Reported      Forma       Reported      Forma       Reported      Forma
                                       ---------    ---------    ---------    ---------    ---------    ---------
Net earnings                           $  13,074    $  12,622    $  16,259    $  15,875    $  14,642    $  14,345
Earnings per share
   of common stock
      Basic                                 1.25         1.21         1.46         1.43         1.28         1.26
      Diluted                               1.22         1.18         1.41         1.38         1.25         1.22

A summary of Chromcraft Revington's stock option activity and related information for the three years ended December 31, 1999 follows:

                                                                  Weighted
                                                                   Average
                                                      Number      Exercise
                                                    of Shares      Price
                                                    ---------    ---------
1997
   Outstanding at beginning of year                   943,440    $    8.43
   Granted                                             42,862    $   14.16
   Exercised                                          (25,590)   $    8.46
   Cancelled                                           (1,170)   $   13.09
   Outstanding at end of year                         959,542    $    8.68
   Exercisable                                        803,770    $    7.95

1998
   Granted                                             58,000    $   19.78
   Exercised                                          (17,800)   $    7.25
   Outstanding at end of year                         999,742    $    9.35
   Exercisable                                        861,310    $    8.38

1999
   Granted                                             47,064    $   16.00
   Exercised                                         (181,860)   $    6.98
   Cancelled                                           (9,500)   $   18.32
   Outstanding at end of year                         855,446    $   10.12
   Exercisable                                        791,228    $    9.74

Significant option groups outstanding at December 31, 1999 and related weighted average price and remaining life information follows:

               Options Outstanding       Options Exercisable
             ----------------------    ----------------------
  Grant        Number     Exercise       Number     Exercise     Remaining
   Date      of Shares      Price      of Shares      Price     Life (Years)
 -------     ---------    ---------    ---------    ---------    ---------
 4-15-92      310,960     $    5.50     310,960     $    5.50       2.3
 2-19-93       86,100     $    9.50      86,100     $    9.50       3.1
 1-11-94      138,000     $   11.63     138,000     $   11.63       4.0
All other     320,386     $   14.12     256,168     $   13.96       6.9


Note 12.  Supplemental Cash Flow Information

Interest paid during the years ended December 31, 1999, 1998 and 1997 was $873,000, $774,000 and $1,081,000, respectively. Income taxes paid during the years ended December 31, 1999, 1998 and 1997 were $7,334,000, $10,062,000 and $8,510,000, respectively.


Note 13.  Rental Commitments

Chromcraft Revington leases certain showroom facilities and trans-portation equipment under non-cancelable operating leases. The future minimum lease payments under non-cancelable leases for the years ending December 31, 2000, 2001, 2002, 2003 and 2004 are
$1,442,000, $1,242,000, $1,060,000, $924,000 and $704,000,
respectively. It is expected that, in the normal course of business, leases that expire will be renewed or replaced.

Rental expense was $1,825,000, $1,919,000 and $1,932,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chromcraft Revington, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG LLP
Indianapolis, Indiana
February 2, 2000

             Quarterly Financial Information (unaudited)
                      Chromcraft Revington, Inc.

                                                   (In thousands, except per share data)
                                       -------------------------------------------------------------
                                         First        Second       Third        Fourth       Total
                                        Quarter      Quarter      Quarter      Quarter        Year
                                       ---------    ---------    ---------    ---------    ---------
1999
   Sales                               $  61,898    $  55,881    $  59,279    $  68,327    $ 245,385
   Gross margin                           15,515       13,847       13,527       14,085       56,974
   Operating income                        7,333        6,182        5,822        3,297       22,634
   Net earnings                            4,368        3,692        3,365        1,649       13,074
   Earnings per share
      of common stock
         Basic                               .41          .35          .33          .16         1.25
         Diluted                             .39          .34          .32          .16         1.22

1998
   Sales                               $  60,802    $  57,500    $  56,337    $  62,105    $ 236,744
   Gross margin                           15,314       14,307       14,477       15,658       59,756
   Operating income                        7,097        6,639        6,736        7,320       27,792
   Net earnings                            4,173        3,883        3,913        4,290       16,259
   Earnings per share
      of common stock
         Basic                               .37          .35          .35          .39         1.46
         Diluted                             .36          .33          .34          .38         1.41

                         --------------------

Operating results for the quarter ended December 31, 1999 include a non-recurring pre-tax charge of $1.5 million ($.09 per share on a diluted basis) for employee termination costs, the writing down of discontinued inventory and other related costs at Chromcraft
Revington's Chromcraft subsidiary.

           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      Chromcraft Revington, Inc.
                           (In thousands)

                                                           Additions
                                                    ----------------------
                                       Balance at   Charged to   Charged to                 Balance at
                                       Beginning    Costs and      Other                       End
 Classification                        of Period     Expenses     Accounts    Deductions     of Year
 --------------                        ---------    ---------    ---------    ----------    ---------
Year ended December 31, 1999
   Allowance for doubtful
      accounts                         $   1,211    $     246    $     277(c) $    (468)(a) $   1,266


Year ended December 31, 1998
   Allowance for doubtful
      accounts                         $   1,462    $     328    $      -     $    (579)(a) $   1,211


Year ended December 31, 1997
   Allowance for doubtful
      accounts                         $   1,781    $     169    $      -     $    (488)(a) $   1,462

   Reserve for excess and obsolete
      inventory (b)                    $   3,123    $      -     $      -     $  (3,123)    $      -



(a) Represents charge-offs, net of recoveries, to the allowance for doubtful accounts.
(b) Represents the reserve for excess and obsolete inventory associated with the Cochrane Furniture acquisition.
(c) Represents the allowance for doubtful accounts associated with the Korn Acquisition.

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

     Peters-Revington Corporation, a Delaware corporation

     Silver Furniture Co., Inc., a Tennessee corporation

     Silver Furniture Manufacturing Co., Inc., a Tennessee corporation (a)

     Cochrane Furniture Company, Inc., a North Carolina corporation

     CRI Capital Corporation, a Delaware corporation

     CRI Corporation-Sumter, a Delaware corporation

     Korn Industries, Incorporated, a South Carolina corporation (b)

(a) A 100% owned subsidiary of Silver Furniture Co., Inc.

(b) A 100% owned subsidiary of CRI Corporation-Sumter

                           EXHIBIT (23.1)
                   CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Chromcraft Revington, Inc.:

We consent to incorporation by reference in the registration statement
(No. 33-48728) on Form S-8 of Chromcraft Revington, Inc. of our report dated February 2, 2000, relating to the consolidated balance sheets of Chromcraft Revington, Inc. and subsidiaries as of December 31, 1999 and
1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows and consolidated financial statement schedule for each of the years in the three-year period ended December 31, 1999, which report appears in the December 31, 1999, annual report on Form 10-K of Chromcraft Revington, Inc.



KPMG LLP
Indianapolis, Indiana
March 28, 2000

                            EXHIBIT (24.1)
                          POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E.
THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and any and all amendments thereto, to be filed with the Securities and Exchange Commission pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.




Dated:  March 23, 2000                   Bruce C. Bruckmann, Director

                            EXHIBIT (24.1)
                          POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E.
THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and any and all amendments thereto, to be filed with the Securities and Exchange Commission pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.




Dated:  March 17, 2000                   David L. Kolb, Director

                            EXHIBIT (24.1)
                          POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E.
THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and any and all amendments thereto, to be filed with the Securities and Exchange Commission pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.




Dated:  March 7, 2000                    Larry P. Kunz, Director

                            EXHIBIT (24.1)
                          POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E.
THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and any and all amendments thereto, to be filed with the Securities and Exchange Commission pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.




Dated:  March 10, 2000                   M. Saleem Muqaddam, Director

                            EXHIBIT (24.1)
                          POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E.
THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and any and all amendments thereto, to be filed with the Securities and Exchange Commission pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.




Dated:  March 7, 2000                    Warren G. Wintrub, Director

