Form 10-Q
period 2000-04-01
CHROMCRAFT REVINGTON INC
filed 2000-05-16
CIK 884130

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the quarterly period ended April 1, 2000

                                  or

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

     Common Stock, $.01 par value -- 9,713,248 shares as of May 1, 2000

                               Table of Contents

                           Chromcraft Revington, Inc.


                                                                   Page Number
                                                                   -----------

Part I.   Financial Information

   Item 1.  Financial Statements (unaudited)

            Condensed Consolidated Statements of Earnings - Three
            Months Ended April 1, 2000 and April 3, 1999 . . . . . . .  3

            Condensed Consolidated Balance Sheets - April 1, 2000,
            December 31, 1999 and April 3, 1999  . . . . . . . . . . .  4

            Condensed Consolidated Statements of Cash Flows - Three
            Months Ended April 1, 2000 and April 3, 1999 . . . . . . .  5

            Notes to Condensed Consolidated Financial Statements -
            April 1, 2000  . . . . . . . . . . . . . . . . . . . . . .  6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . . . .  7

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

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                         Part I. Financial Information
                         -----------------------------


Item 1.  Financial Statements

          Condensed Consolidated Statements of Earnings (unaudited)
                          Chromcraft Revington, Inc.
                    (In thousands, except per share data)


                                                          Three Months Ended
                                                        ----------------------
                                                        April 1,      April 3,
                                                          2000          1999
                                                        --------      --------

Sales                                                   $ 73,740      $ 61,898

Cost of sales                                             55,625        46,383
                                                        --------      --------
Gross margin                                              18,115        15,515

Selling, general and administrative expenses               9,639         8,182
                                                        --------      --------
Operating income                                           8,476         7,333

Interest expense                                             478            84
                                                        --------      --------
Earnings before income tax expense                         7,998         7,249

Income tax expense                                         3,139         2,881
                                                        --------      --------
Net earnings                                            $  4,859      $  4,368
                                                        ========      ========

Earnings per share of common stock
   Basic                                                $    .49      $    .41
                                                        ========      ========
   Diluted                                              $    .49      $    .39
                                                        ========      ========

Shares used in computing earnings per share
   Basic                                                   9,911        10,770
                                                        ========      ========
   Diluted                                                10,006        11,106
                                                        ========      ========

See accompanying notes to condensed consolidated financial statements.

             Condensed Consolidated Balance Sheets (unaudited)
                         Chromcraft Revington, Inc.
                              (In thousands)


                                                        April 1,      April 3,    December 31,
                                                          2000          1999          1999
                                                        --------      --------      --------
      Assets
      ------
Cash                                                    $    -        $    647      $  1,148
Accounts receivable                                       35,513        30,022        29,574
Inventories                                               51,082        35,892        50,450
Other assets                                               3,463         4,605         3,642
                                                        --------      --------      --------
      Current assets                                      90,058        71,166        84,814

Property, plant and equipment, net                        44,099        37,285        44,480
Intangibles and other assets                              29,580        21,695        29,841
                                                        --------      --------      --------
      Total assets                                      $163,737      $130,146      $159,135
                                                        ========      ========      ========

      Liabilities and Stockholders' Equity
      ------------------------------------

Accounts payable                                        $ 10,883      $  6,844      $  8,200
Accrued liabilities                                       19,530        14,909        15,851
Revolving credit facility                                 23,400           -          26,700
                                                        --------      --------      --------
      Current liabilities                                 53,813        21,753        50,751

Deferred compensation and other liabilities                8,943         7,837         8,614
                                                        --------      --------      --------
      Total liabilities                                   62,756        29,590        59,365

Stockholders' equity                                     100,981       100,556        99,770
                                                        --------      --------      --------
      Total liabilities and stockholders' equity        $163,737      $130,146      $159,135
                                                        ========      ========      ========

See accompanying notes to condensed consolidated financial statements.

        Condensed Consolidated Statements of Cash Flows (unaudited)
                         Chromcraft Revington, Inc.
                              (In thousands)


                                                          Three Months Ended
                                                        ----------------------
                                                        April 1,      April 3,
                                                          2000          1999
                                                        --------      --------
Operating Activities
   Net earnings                                         $  4,859      $  4,368
      Adjustments to reconcile net earnings to net
         cash provided by operating activities
            Depreciation and amortization                  1,567         1,135
            Deferred income taxes                            244           184
            Changes in assets and liabilities
               Accounts receivable                        (5,939)       (3,138)
               Inventories                                  (632)        2,238
               Accounts payable and accrued liabilities    6,066         1,851
               Other                                         511           521
                                                        --------      --------
            Cash provided by operating activities          6,676         7,159
                                                        --------      --------
Investing Activities
   Capital expenditures                                     (876)       (1,207)
   Proceeds from sales of property, plant and equipment      -           1,024
                                                        --------      --------
            Cash used in investing activities               (876)         (183)
                                                        --------      --------
Financing Activities
   Net repayments under revolving credit facility         (3,300)       (5,400)
   Proceeds from exercise of stock options                   -             414
   Repurchase of common stock                             (3,648)       (1,343)
                                                        --------      --------
            Cash used in financing activities             (6,948)       (6,329)
                                                        --------      --------
Net change in cash                                        (1,148)          647

Cash at beginning of period                                1,148           -
                                                        --------      --------
Cash at end of period                                   $    -        $    647
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 1, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Chromcraft Revington's annual report on Form 10-K for the year ended December 31, 1999.


Note 2.  Shares Used in Computing Earnings per Share

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 95,000 and 336,000 for the three months ended April 1, 2000 and April 3, 1999, respectively. Stock options to purchase 472,160 shares of common stock at an average price of $12.70 per share and 105,064 shares at an average price of $18.09 per share were outstanding during the first quarter of 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for those periods and, therefore, the effect would be antidilutive.

Note 3.  Inventories

The components of inventory consisted of the following:

                                                      (In thousands)
                                          ------------------------------------
                                          April 1,      April 3,    December 31,
                                            2000          1999          1999
                                          --------      --------      --------
     Raw materials                        $ 18,125      $ 12,110      $ 18,521
     Work in process                         8,429         6,543         8,069
     Finished goods                         26,661        18,943        25,866
                                          --------      --------      --------
     Inventories at FIFO cost               53,215        37,596        52,456
     LIFO reserve                           (2,133)       (1,704)       (2,006)
                                          --------      --------      --------
                                          $ 51,082      $ 35,892      $ 50,450
                                          ========      ========      ========


Note 4.  Accrued Liabilities

Accrued liabilities consisted of the following:

                                                      (In thousands)
                                          ------------------------------------
                                          April 1,      April 3,    December 31,
                                            2000          1999          1999
                                          --------      --------      --------
     Employee benefit plans               $  4,653      $  3,314      $  5,434
     Income taxes payable                    2,567         2,156           -
     Salaries, wages and commissions         2,562         1,943         1,907
     Vacation and holiday pay                1,583         1,481         1,162
     Workers' compensation plans             1,614         1,343         1,451
     Other accrued liabilities               6,551         4,672         5,897
                                          --------      --------      --------
                                          $ 19,530      $ 14,909      $ 15,851
                                          ========      ========      ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Chromcraft Revington designs, manufactures and sells residential and commercial furniture through its wholly owned subsidiaries Chromcraft Corporation ("Chromcraft"), Peters-Revington Corporation ("Peters-Revington"), Silver Furniture Co., Inc. ("Silver Furniture"), Cochrane Furniture Company, Inc. ("Cochrane Furniture") and Korn Industries, Incorporated ("Korn Industries").

The following table sets forth the results of operations of Chromcraft Revington for the three months ended April 1, 2000 and April 3, 1999 expressed as a percentage of sales.

                                                          Three Months Ended
                                                        ----------------------
                                                        April 1,      April 3,
                                                          2000          1999
                                                        --------      --------
      Sales                                              100.0 %       100.0 %
      Cost of sales                                       75.4          75.0
                                                        --------      --------
      Gross margin                                        24.6          25.0
      Selling, general and administrative expenses        13.1          13.2
                                                        --------      --------
      Operating income                                    11.5          11.8
      Interest expense                                      .7            .1
                                                        --------      --------
      Earnings before income tax expense                  10.8          11.7
      Income tax expense                                   4.2           4.6
                                                        --------      --------
      Net earnings                                         6.6 %         7.1 %
                                                        ========      ========

The operations of Korn Industries, acquired September 2, 1999, are included in the Condensed Consolidated Statements of Earnings from the date of acquisition.


 Three Months Ended April 1, 2000 Compared to Three Months Ended April 3, 1999
 -----------------------------------------------------------------------------

Sales

Consolidated sales for the three months ended April 1, 2000 increased 19.1% to $73,740,000 from $61,898,000 for the three months ended April 3, 1999. The increase in sales for the first three months of 2000 was primarily due to the inclusion of Korn Industries. For the first quarter of 2000, shipments of bedroom and commercial furniture were higher, while shipments of occasional, dining room and upholstered furniture were slightly lower as compared to the first quarter last year.

In general, selling prices for the first three months of 2000 were slightly higher as compared to the prior year period.


Gross Margin

Gross margin as a percentage of sales was 24.6% for the three months ended April 1, 2000 as compared to 25.0% for the three months ended April 3, 1999. The decrease in the gross margin percentage for the first quarter of 2000 was due to the inclusion of Korn Industries' operating results and a lower margin at the Company's Chromcraft subsidiary primarily due to unabsorbed fixed overhead as a result of the lower sales volume. The gross margin percentage decrease was partially offset by continued margin improvement at Cochrane Furniture.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales for the three months ended April 1, 2000 remained at approximately the same level as compared to the prior year period at 13.1% and 13.2%, respectively.


Interest Expense

Interest expense during the first three months of 2000 was $478,000 as compared to $84,000 for the first three months of 1999. The increase in interest expense for 2000 was primarily due to higher average bank borrowings during the period attributable to the Korn Industries acquisition and the repurchase of Chromcraft Revington's common stock.


Income Tax Expense

Chromcraft Revington's effective tax rate was 39.3% and 39.7% for the three month periods ended April 1, 2000 and April 3, 1999, respectively. The decrease in the effective tax rate for 2000 was due to lower state income taxes.


Liquidity and Capital Resources

Operating activities provided $6,676,000 of cash during the three months ended April 1, 2000 as compared to $7,159,000 during the three months ended April 3, 1999. The decrease in cash generated from operating activities during the first three months of 2000 as compared to the prior year period was primarily due to an increase in working capital investment. Accounts receivable increased $5,939,000 during the first quarter of 2000 as compared to an increase of $3,138,000 during the same period last year. The increase was primarily due to the higher sales volume. Inventories increased $632,000 during the three months ended April 1, 2000 as compared to a decrease of $2,238,000 during the first three months of 1999. The increased inventory level reflected a planned buildup of inventory at Korn Industries. The working capital investment in accounts receivable and inventories was partially offset by an increase in payables and accruals during the first quarter of this year.

Investing activities used $876,000 and $183,000 of cash during the three months ended April 1, 2000 and April 3, 1999, respectively. Capital expenditures were $876,000 for the three months ended April 1, 2000 as compared to $1,207,000 during the year ago period. Chromcraft Revington expects capital expenditures to be approximately $5,000,000 for the year ending December 31, 2000. During the first three months of 1999, Chromcraft Revington received cash proceeds of $1,024,000 in connection with several asset disposals.

Financing activities used $6,948,000 and $6,329,000 of cash during the three months ended April 1, 2000 and April 3, 1999, respectively, to reduce bank indebtedness under a revolving credit facility and to acquire shares of Chromcraft Revington's common stock. During the first three months of 2000, Chromcraft Revington purchased, under a stock repurchase plan, 408,900 shares of its common stock for $3,648,000. During the same period last year, 88,600 shares of common stock were purchased for $1,343,000. At April 1, 2000, Chromcraft Revington had unused capacity under its revolving credit facility, after reduction for outstanding letters of credit, of $33,908,000.
The revolving credit facility matures December 20, 2000. Management expects that a new long-term bank agreement will be in place before the present facility expires.


Forward-Looking Statements

Certain matters included in this discussion are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements can be generally identified as such because the context of the statements includes words such as "plans," "may," "anticipates," "estimates" and "expects" or words of similar import. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reported or expected as of the date of this report. Among the risks and uncertainties that could cause actual results to differ materially from those reported or anticipated are (i) general economic conditions, (ii) cyclical nature of the furniture industry, and (iii) competition in the furniture industry.

                        Part II.  Other Information
                        ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

       None

   (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the three months ended April 1, 2000.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Chromcraft Revington, Inc.
                                        ----------------------------
                                        (Registrant)


Date:  May 16, 2000                     /s/ Frank T. Kane
       ------------                     ----------------------------
                                        Frank T. Kane
                                        Vice President - Finance
                                        (Duly Authorized Officer and
                                        Chief Financial Officer)