Form 10-Q
period 2000-07-01
CHROMCRAFT REVINGTON INC
filed 2000-08-14
CIK 884130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended July 1, 2000

                                      or

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

     Common Stock, $.01 par value -- 9,693,248 shares as of August 2, 2000

                               Table of Contents

                           Chromcraft Revington, Inc.


                                                                 Page Number
                                                                 -----------
Part I.   Financial Information

   Item 1.  Financial Statements (unaudited)

            Condensed Consolidated Statements of Earnings - Three and
            Six Months Ended July 1, 2000 and July 3, 1999 . . . . .  3

            Condensed Consolidated Balance Sheets - July 1, 2000,
            December 31, 1999 and July 3, 1999 . . . . . . . . . . .  4

            Condensed Consolidated Statements of Cash Flows - Six
            Months Ended July 1, 2000 and July 3, 1999 . . . . . . .  5

            Notes to Condensed Consolidated Financial Statements -
            July 1, 2000 . . . . . . . . . . . . . . . . . . . . . .  6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . . .  7

Part II.  Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders  . . 10

   Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . 10

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . 11

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                        Part I.  Financial Information

Item 1.  Financial Statements

                     Condensed Consolidated Statements of Earnings (unaudited)
                                    Chromcraft Revington, Inc.
                              (In thousands, except per share data)

                                                         Three Months Ended       Six Months Ended
                                                        --------------------    --------------------
                                                         July 1,     July 3,     July 1,     July 3,
                                                          2000        1999        2000        1999
                                                        --------    --------    --------    --------
Sales                                                   $ 65,667    $ 55,881    $139,407    $117,779

Cost of sales                                             49,573      42,034     105,198      88,417
                                                        --------    --------    --------    --------
Gross margin                                              16,094      13,847      34,209      29,362

Selling, general and administrative expenses               9,121       7,665      18,760      15,847
                                                        --------    --------    --------    --------
Operating income                                           6,973       6,182      15,449      13,515

Interest expense                                             513          80         991         164
                                                        --------    --------    --------    --------
Earnings before income tax expense                         6,460       6,102      14,458      13,351

Income tax expense                                         2,536       2,410       5,675       5,291
                                                        --------    --------    --------    --------
Net earnings                                            $  3,924    $  3,692    $  8,783    $  8,060
                                                        ========    ========    ========    ========
Earnings per share of common stock
   Basic                                                $    .40    $    .35    $    .90    $    .75
                                                        ========    ========    ========    ========
   Diluted                                              $    .40    $    .34    $    .88    $    .73
                                                        ========    ========    ========    ========
Shares used in computing earnings per share
   Basic                                                   9,713      10,602       9,812      10,687
                                                        ========    ========    ========    ========
   Diluted                                                 9,865      10,923       9,935      11,015
                                                        ========    ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

                    Condensed Consolidated Balance Sheets (unaudited)
                                Chromcraft Revington, Inc.
                                      (In thousands)

                                                         July 1,     July 3,   December 31,
                                                          2000        1999        1999
                                                        --------    --------    --------
   Assets
   ------
Cash                                                    $   -       $   -       $  1,148
Accounts receivable                                       33,165      29,701      29,574
Inventories                                               57,234      39,004      50,450
Other assets                                               4,036       5,417       3,642
                                                        --------    --------    --------
   Current assets                                         94,435      74,122      84,814

Property, plant and equipment, net                        44,185      37,103      44,480
Intangibles and other assets                              29,182      21,585      29,841
                                                        --------    --------    --------
   Total assets                                         $167,802    $132,810    $159,135
                                                        ========    ========    ========

   Liabilities and Stockholders' Equity
   ------------------------------------

Accounts payable                                        $  9,644    $  8,526    $  8,200
Accrued liabilities                                       15,433      11,478      15,851
Revolving credit facility                                 28,100        -         26,700
                                                        --------    --------    --------
   Current liabilities                                    53,177      20,004      50,751

Revolving credit facility                                   -          6,600        -
Deferred compensation and other liabilities                9,879       8,069       8,614
                                                        --------    --------    --------
   Total liabilities                                      63,056      34,673      59,365

Stockholders' equity                                     104,746      98,137      99,770
                                                        --------    --------    --------
   Total liabilities and stockholders' equity           $167,802    $132,810    $159,135
                                                        ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

         Condensed Consolidated Statements of Cash Flows (unaudited)
                          Chromcraft Revington, Inc.
                                 (In thousands)


                                                          Six Months Ended
                                                        --------------------
                                                         July 1,     July 3,
                                                          2000        1999
                                                        --------    --------
Operating Activities
   Net earnings                                         $  8,783    $  8,060
      Adjustments to reconcile net earnings to net cash
         provided by operating activities
            Depreciation and amortization                  3,153       2,291
            Deferred income taxes                             83         266
            Changes in assets and liabilities
               Accounts receivable                        (3,591)     (2,817)
               Inventories                                (6,784)       (874)
               Accounts payable and accrued liabilities    1,026         102
               Other                                         825        (240)
                                                        --------    --------
            Cash provided by operating activities          3,495       6,788
                                                        --------    --------
Investing Activities
   Capital expenditures                                   (2,278)     (1,986)
   Proceeds from sales of property, plant and equipment       42       1,038
                                                        --------    --------
            Cash used in investing activities             (2,236)       (948)
                                                        --------    --------
Financing Activities
   Net borrowings under revolving credit facility          1,400       1,200
   Proceeds from exercise of stock options                  -            700
   Repurchase of common stock                             (3,807)     (7,740)
                                                        --------    --------
            Cash used in financing activities             (2,407)     (5,840)
                                                        --------    --------
Decrease in cash                                          (1,148)       -

Cash at beginning of period                                1,148        -
                                                        --------    --------
Cash at end of period                                   $   -       $   -
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 1, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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


Note 2.  Earnings per Share of Common Stock

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 152,000 and 123,000 for the three and six months ended July 1, 2000, respectively, and 321,000 and 328,000 for the three and six months ended July 3, 1999, respectively.

Certain stock options to purchase shares of common stock were outstanding during the second quarter and first six months of 2000 and 1999, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods and, therefore, the effect would be antidilutive. Options excluded from the computation of diluted earnings per share were as follows:

                                        2000                    1999
                                --------------------    --------------------
                                            Average                 Average
                                            Exercise                Exercise
                                 Shares      Price       Shares      Price
                                --------    --------    --------    --------
          Second quarter         326,060    $  13.91     105,064    $  18.09
          First six months       386,060    $  13.41     105,064    $  18.09

Note 3.  Inventories

The components of inventory consisted of the following:

                                                     (In thousands)
                                            --------------------------------
                                             July 1,     July 3,   December 31,
                                              2000        1999        1999
                                            --------    --------    --------
      Raw materials                         $ 18,876    $ 12,834    $ 18,521
      Work in process                          8,742       6,342       8,069
      Finished goods                          32,087      21,648      25,866
                                            --------    --------    --------
      Inventories at FIFO cost                59,705      40,824      52,456
      LIFO reserve                            (2,471)     (1,820)     (2,006)
                                            --------    --------    --------
                                            $ 57,234    $ 39,004    $ 50,450
                                            ========    ========    ========


Note 4.  Accrued Liabilities

Accrued liabilities consisted of the following:

                                                     (In thousands)
                                            --------------------------------
                                             July 1,     July 3,   December 31,
                                              2000        1999        1999
                                            --------    --------    --------
      Employee benefit plans                $  5,296    $  2,923    $  5,434
      Salaries, wages and commissions          2,208       1,882       1,907
      Vacation and holiday pay                 1,135       1,099       1,162
      Workers' compensation plans              1,382       1,299       1,451
      Other accrued liabilities                5,412       4,275       5,897
                                            --------    --------    --------
                                            $ 15,433    $ 11,478    $ 15,851
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

The following table sets forth the results of operations of Chromcraft Revington for the three and six months ended July 1, 2000 and July 3, 1999 expressed as a percentage of sales.

                                                         Three Months Ended       Six Months Ended
                                                        --------------------    --------------------
                                                         July 1,     July 3,     July 1,     July 3,
                                                          2000        1999        2000        1999
                                                        --------    --------    --------    --------
     Sales                                               100.0 %     100.0 %     100.0 %     100.0 %
     Cost of sales                                        75.5        75.2        75.5        75.1
                                                        --------    --------    --------    --------
     Gross margin                                         24.5        24.8        24.5        24.9
     Selling, general and administrative expenses         13.9        13.7        13.4        13.4
                                                        --------    --------    --------    --------
     Operating income                                     10.6        11.1        11.1        11.5
     Interest expense                                       .8          .2          .7          .2
                                                        --------    --------    --------    --------
     Earnings before income tax expense                    9.8        10.9        10.4        11.3
     Income tax expense                                    3.8         4.3         4.1         4.5
                                                        --------    --------    --------    --------
     Net earnings                                          6.0 %       6.6 %       6.3 %       6.8 %
                                                        ========    ========    ========    ========

The operations of Korn Industries, acquired September 2, 1999, are included in the Condensed Consolidated Statements of Earnings from the date of acquisition.


 Three and Six Months Ended July 1, 2000 Compared to Three and Six Months Ended July 3, 1999
 ------------------------------------------------------------------------------

Sales

Consolidated sales for the three and six months ended July 1, 2000 increased 17.5% and 18.4%, respectively, from the corresponding periods of the prior year. Sales amounts for 2000 include the operations of Korn Industries, acquired September 2, 1999. Excluding Korn Industries, sales for the second quarter and first six months of 2000 were slightly higher as compared to the prior year periods. Incoming orders and shipments for the second quarter of 2000 were impacted by a general softening in demand in the residential furniture industry. For the three and six months ended July 1, 2000, shipments of bedroom, dining room and commercial furniture were higher, while shipments of occasional and upholstered furniture were lower as compared to the prior year periods.

In general, selling prices for the first six months of 2000 were slightly higher as compared to the prior year period.


Gross Margin

Gross margin as a percentage of sales was 24.5% for the three and six month periods ended July 1, 2000 as compared to 24.8% and 24.9% for the three and six month periods ended July 3, 1999, respectively. The decrease in the gross margin percentage for the second quarter and first half of 2000 was primarily due to the inclusion of Korn Industries' operating results. Second quarter margin improvements at Cochrane Furniture and Silver Furniture partially offset the gross margin percentage decrease.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 13.9% for the second quarter of 2000 as compared to 13.7% for the second quarter of 1999. The increase in selling, general and administrative expenses as a percentage of sales for the three months ended July 1, 2000, as compared to the prior year period, was due, in part, to higher catalog and selling aid expenses at Chromcraft. Selling, general and administrative expenses remained at 13.4% of sales for the six month periods ended July 1, 2000 and July 3, 1999.


Interest Expense

Interest expense during the three and six months ended July 1, 2000 was $513,000 and $991,000, respectively, as compared to $80,000 and $164,000 for the three and six months ended July 3, 1999, respectively. The increased interest expense for 2000 was primarily due to higher average bank borrowings during the period primarily as a result of the Korn Industries acquisition and the repurchase of Chromcraft Revington's common stock.


Income Tax Expense

Chromcraft Revington's effective tax rate was 39.3% for the three and six month periods ended July 1, 2000 and 39.5% and 39.6% for the three and six month periods ended July 3, 1999, respectively. The decrease in the effective tax rate for 2000 was due to lower state income taxes.


Liquidity and Capital Resources

Operating activities provided $3,495,000 of cash during the six months ended July 1, 2000 as compared to $6,788,000 during the six months ended July 3, 1999. The decrease in cash generated from operating activities during the first half of 2000 as compared to the prior year period was primarily due to an increase in working capital investment in accounts receivable and inventories. Accounts receivable increased $3,591,000 during the first six months of 2000 as compared to an increase of $2,817,000 during the same period last year. The increase was primarily due to the higher sales volume. Inventories increased $6,784,000 during the period as compared to an increase of $874,000 during the first six months of 1999. The increased inventory level was due, in part, to a planned buildup of finished goods inventory at Korn Industries to better serve customers.

Investing activities used $2,236,000 and $948,000 of cash during the six months ended July 1, 2000 and July 3, 1999, respectively. Capital expenditures were $2,278,000 for the first six months of 2000 as compared to $1,986,000 during the first half of 1999. Chromcraft Revington expects capital expenditures to be approximately $4,500,000 for the year ending December 31, 2000. During the first six months of 1999, Chromcraft Revington received cash proceeds of $1,038,000 in connection with several asset disposals as compared to $42,000 during the first six months of 2000.

Financing activities used $2,407,000 and $5,840,000 of cash during the first six months of 2000 and 1999, respectively, primarily to acquire shares of Chromcraft Revington's common stock. During the first six months of 2000, Chromcraft Revington purchased, under a stock repurchase plan, 423,900 shares of its common stock for $3,807,000. During the same period of 1999, 486,800 shares of common stock were purchased for $7,740,000. At July 1, 2000, Chromcraft Revington had unused capacity under its revolving credit facility, after reduction for outstanding letters of credit, of $29,364,000. The revolving credit facility matures December 20, 2000. Management expects that a new long-term bank agreement will be in place before the present facility expires.


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


                          Part II.  Other Information
                          ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

   (a) Chromcraft Revington held its annual meeting of stockholders on May 5, 2000.

   (b) At the annual meeting, the holders of the common stock of Chromcraft Revington elected five directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. Set forth below are the votes cast for each director.

                Directors                  For             Withheld
            ------------------          ---------          --------
            David L. Kolb               8,429,187           29,855
            Larry P. Kunz               8,429,187           29,855
            M. Saleem Muqaddam          8,429,187           29,855
            Michael E. Thomas           8,429,187           29,855
            Warren G. Wintrub           8,429,187           29,855


Item 5.  Other Information

         If a stockholder proposal is introduced at the 2001 Annual Meeting without any discussion of the proposal in the proxy statement, and if the proponent does not notify Chromcraft Revington on or before February 21, 2001, as required by Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, of the intent to raise such proposal at the Annual Meeting, then proxies received by Chromcraft Revington for the 2001 Annual Meeting will be voted by the persons named as proxies in their discretion in regard to such proposal. Notice is to be given to

         Chromcraft Revington in writing at its principal office, 1100 North Washington Street, Delphi, Indiana 46923, directed to the attention of the Secretary.


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         10.55 Chromcraft Revington, Inc. Long Term Executive Incentive Plan (as amended and restated effective January 1, 2000).

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended July 1, 2000.


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



Date:  August 14, 2000                              /s/ Frank T. Kane
       ---------------                              ----------------------------
                                                    Frank T. Kane
                                                    Vice President - Finance
                                                    (Duly Authorized Officer and
                                                    Chief Financial Officer)

                                EXHIBIT (10.55)

                          CHROMCRAFT REVINGTON, INC.

                      LONG TERM EXECUTIVE INCENTIVE PLAN
              (As Amended and Restated Effective January 1, 2000)
                                   ARTICLE I

                                 Introduction

     1.1 Objective. The Long Term Executive Incentive Plan of Chromcraft Revington, Inc. is designed to focus the efforts of the Key Executives of the Company and its Subsidiaries on continued, long term improvement in the profitability of the Company and its Subsidiaries with the objective of providing an adequate return to shareholders on their investment in the Company. The Plan provides for the award and payment of long term incentive compensation in the form of current and deferred cash compensation and options to acquire shares of the Company's common voting stock. This constitutes an amendment and restatement of the Plan and is effective with respect to Awards granted on account of Permormance Periods ended after December 31, 1999.

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

     The Committee may also, in its sole discretion, make such adjustments to Awards, Award Rates, and Performance Standards or Factors and such other terms and conditions of the Plan that the Committee determines to be necessary and reasonable.

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

                                  Definitions

     1.3 Definitions. Whenever the initial letter of the following words or phrases is capitalized in the Plan, including any Supplements, they shall have the respective meanings set forth below unless otherwise defined herein:

           (a) "Award" means the cash compensation component and the stock option component paid and granted, respectively, to a Key Executive pursuant to the Plan.

           (b) "Award Rates" means the amount of cash and the estimated value of stock options (prior to any adjustments which may be made by the Committee under Section 3.8(e)), expressed as a percentage which ranges from zero percent (0.0%) to one hundred fifty percent (150%) of Base Salary for a calendar year, as determined by the Committee, applicable to a Key Executive for the Performance Period which ends with such calendar year.

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

           (j) "Exchange Act" means the Securities Exchange Act of 1934, as amended.

           (k) "Financial Plan" means that portion of the financial plans of the Company and each of its Subsidiaries which relates to a specified period, as presented to and approved by the Board prior to the year to which the financial plan first relates. It is noted that the Company's Financial Plan is presented, and will be used under the Plan, on a consolidated basis which takes into account the Financial Plans of the Subsidiaries; and, the Financial Plan for each Subsidiary is presented, and will be used under the Plan, solely with respect to such Subsidiary.

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

                                  ARTICLE II

                        Eligibility and Participation

     Participation in the Plan is limited to Key Executives. Committee members shall not be eligible to receive grants of Awards while serving as Committee members. A Key Executive will become covered by the Plan effective as of the later to occur of the following dates:

           (a)  The Effective Date; or

           (b) The date on which an employee of the Company or Subsidiary is designated by the Committee as a Key Executive.

     A Key Executive who becomes covered by the Plan after the commencement of a Performance Period but who would otherwise be entitled to the grant of an Award for such Performance Period shall be entitled, subject to the other provisions of the Plan, to the grant of a pro rata portion of any Award based on the ratio that the number of calendar days in the Performance Period he was actively employed as a Key Executive bears to the number of days in the Performance Period.

                                  ARTICLE III

                     Calculation of Potential Award Grants

     3.1 Components of Calculation of Potential Award Grants. For each Performance Period, the Committee shall establish the following components for calculating Award grants with respect to the Company and the Subsidiaries:

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

           (e) With respect to the stock option component, such other factors as the Committee may determine in its discretion.

     3.2 Communication of Award Opportunity Levels. Not later than April 15 of each Performance Period (except for the 1998 and 1999 Performance Periods), the Award Rates, Performance Factors (and their respective weightings), and Performance Standards of the Award shall be communicated by the Committee in writing to Key Executives. Such communication shall not constitute the grant of an Award. For all purposes of the Plan, the stock option component of Awards shall be considered to be granted when (i) the Performance Standards applicable thereto have been satisifed, and (ii) the stock option agreement relating thereto has been executed and delivered.

     3.3 Form of Payment of Awards. Subject to the limitations contained in Sections 3.9 and 3.10, all Awards grants shall be made to eligible Key Executives in the following two (2) components:

           (a) Subject to the Key Executive's right to defer the receipt of the payment as provided in Section 3.7, fifty percent (50%) in a single lump sum in cash.

           (b) Fifty percent (50%) in options to acquire shares of the Company's common voting stock, as provided in Section 3.8.

     3.4 Time of Payment of Awards. Subject to the Key Executive's right to defer the receipt of a cash Award grant as provided in Section 3.7, the cash to be paid and stock options to be granted with respect to an Award grant shall be paid and granted, respectively, not later than ninety (90) days after the end of the Performance Period to which the Award grant relates.

     3.5 Withholding of Taxes. Each Key Executive shall be solely responsible for, and the Company will withhold from any amounts payable under the Plan, all applicable federal, state, city and local income taxes and the Key Executive's share of applicable employment taxes.

     3.6 Limitation on Awards. The aggregate dollar amount of Award grant payments under the Plan for any calendar year shall not exceed five percent (5%) of the Company's consolidated EBIT for the calendar year prior to the year in which the Award grant payments are scheduled to be made as calculated by the Committee in good faith as of the date on which the stock option component of the Awards for such calendar year are scheduled to be granted. In the event Award grant payments for any year would exceed five percent (5%) of the Company's consolidated EBIT, the dollar amount of each Award grant shall be reduced based on the ratio that the total dollar amount of each Key Executive's Award grant for the year bears to the total dollar amount of all Key Executives' Award grants for such year. Provided further, if the Company's consolidated EBIT is below the Performance Standard threshold level for the Performance Period, then Award grants to Subsidiary Key Executives will be limited to seventy-five percent (75%) of each Key Executive's earned Award.

     3.7 Deferred Payment of Cash Award Grants. Subject to the limitations contained in Sections 3.9 and 3.10, a Key Executive who is also covered by the SERP or Silver SERP may elect that the cash component of any Award grant payment to which he is entitled under the Plan be deferred under the SERP or Silver SERP. All deferrals of the cash component of Award grants shall be governed by and subject to all of the applicable provisions of the SERP and Silver SERP. To the extent any provision of the Plan conflicts with any provision of the SERP or Silver SERP, the applicable provisions of the SERP or Silver SERP shall control. In order for cash Award grants to be deferred under the SERP or Silver SERP, the Key Executive must execute and deliver (i) an agreement which contains such terms and conditions as the committee responsible for administering the SERP or Silver SERP shall prescribe, and (ii) such documents, certificates and other writings as may be required by the Committee or the committee which administers the SERP or Silver SERP.

     3.8 Payment of Awards in Form of Stock Options. Except as otherwise provided in this Section 3.8, all options which are the subject of Awards grants shall be granted, governed and subject to all of the provisions of the Option Plan as in effect from time to time and any successor thereto. Provided further, all Awards of stock options granted under the Plan shall be made as follows and subject to the following additional terms and conditions:

           (a) In establishing the terms and conditions of the Awards of stock options, the Committee shall have the same powers and discretion as are conferred on the committee responsible for administering the Option Plan by the Option Plan document.

           (b) Each year, after the total dollar amount of all Awards to be granted with respect to the Performance Period just ended has been calculated, the Company shall calculate the number of options to be granted under Section 3.3 utilizing such factors as the Committee shall determine in its discretion.

           (c) All options which are the subject of Awards shall be designated by the committee which administers the Option Plan as either incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or as options which do not qualify as ISOs.

           (d) In order for options which are the subject of Awards to be validly granted, such options shall have been awarded by the committee which administers the Option Plan and the Key Executive must execute and deliver (i) an agreement which contains such terms and conditions as the committee which administers the Option Plan shall prescribe, and (ii) such documents, certificates and other writings as may be required by the Committee or the committee which administers the Option Plan.

           (e) Notwithstanding any provision of the Plan or the Option Plan to the contrary, the Committee may, in its sole discretion, at any time before the payment of the stock option component of an Award (even if the application Performance Standards have been satisfied, but the corresponding options have not been granted), make one or more adjustments to such option component. The Committee may make such adjustments to take into account changes in the financial performance of the Company or any Subsidiary, changes in the price at which the Company's common stock is traded or any other factors which occur after an Award opportunity is communicated and before such Award is granted. Such adjustments may include, without limitations, changes in the number, term, exercisability and exercise price of the stock options or withdrawal and cancellation of all or any portion of the options.

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


     If the Key Executive's termination of employment is on account of one or more of the circumstances described in subsections (a) through (e), he will be entitled only to a pro rata portion of the cash component of any Award, as described in Section 3.3(a), to which he would otherwise be entitled for the Performance Period. The Award grant shall be calculated based on the ratio that the number of days during the Performance Period in which he was actually employed bears to the total number of days in such Performance Period.
Provided, further, if the Key Executive's termination of employment is on account of a Change in Control of the Company, as described in subsection (f), he will also be entitled to a pro rata portion of any Award grant, as described in Section 3.3(b), payable solely in cash, based on the ratio specified in the preceding sentence.

     3.10 Payment on Termination of Plan. Notwithstanding any other provision of the Plan, if the Plan is terminated effective as of a date other than the last day of a Performance Period, all Key Executives shall be entitled only to a pro rata portion of the cash component of any Award grant, as described in
Section 3.3(a), for the Performance Period in which the termination of the Plan occurs. The Award grant shall be calculated based, in the case of each Key Executive, on the ratio that the number of days during the Performance Period in which the Plan was in existence bears to the total number of days in such Performance Period.

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

     4.6 Action by the Board or Committee. Any action required of or permitted by the Board or Committee under this Plan shall be by resolution of the Board or Committee or by a person or persons authorized by resolution of the Board or Committee.

     4.7 Controlling Laws. Except to the extent superseded by laws of the United States, the laws of Indiana, without regard to the choice of law principles thereof, shall be controlling in all matters relating to the Plan.

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

     4.11 Non-transferability. No Award payment shall be transferable, except by the Key Executive's will or the applicable laws of descent and distribution. During the Key Executive's lifetime, his Award grant shall be payable only to the Key Executive or his guardian or attorney-in-fact. The payment and any rights and privileges pertaining thereto shall not be transferred, assigned, pledged or hypothecated by him in any way, whether by operation of law or otherwise and shall not be subject to execution, attachment or similar process.

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