Form 10-Q
period 2000-09-30
CHROMCRAFT REVINGTON INC
filed 2000-11-08
CIK 884130

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000

                                     or

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

Common Stock, $.01 par value -- 9,583,248 shares as of October 31, 2000

                               Table of Contents

                           Chromcraft Revington, Inc.


                                                                   Page Number
                                                                   -----------
Part I.   Financial Information

  Item 1. Financial Statements (unaudited)

          Condensed Consolidated Statements of Earnings - Three and
          Nine Months Ended September 30, 2000 and October 2, 1999 . .  3

          Condensed Consolidated Balance Sheets - September 30, 2000,
          December 31, 1999 and October 2, 1999  . . . . . . . . . . .  4

          Condensed Consolidated Statements of Cash Flows - Nine
          Months Ended September 30, 2000 and October 2, 1999  . . . .  5

          Notes to Condensed Consolidated Financial Statements . . . .  6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . . . . .  7

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

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                         Part I.  Financial Information
                         ------------------------------

Item 1.  Financial Statements

            Condensed Consolidated Statements of Earnings (unaudited)
                           Chromcraft Revington, Inc.
                      (In thousands, except per share data)

                                       Three Months Ended        Nine Months Ended
                                     ----------------------    ----------------------
                                     Sept. 30,     Oct. 2,     Sept. 30,     Oct. 2,
                                       2000         1999         2000         1999
                                     ---------    ---------    ---------    ---------
Sales                                $  62,062    $  59,279    $ 201,469    $ 177,058

Cost of sales                           48,012       45,752      153,210      134,169
                                     ---------    ---------    ---------    ---------

Gross margin                            14,050       13,527       48,259       42,889

Selling, general and
  administrative expenses                9,013        7,705       27,773       23,552
                                     ---------    ---------    ---------    ---------

Operating income                         5,037        5,822       20,486       19,337

Interest expense                           540          260        1,531          424
                                     ---------    ---------    ---------    ---------

Earnings before income tax expense       4,497        5,562       18,955       18,913

Income tax expense                       1,765        2,197        7,440        7,488
                                     ---------    ---------    ---------    ---------

Net earnings                         $   2,732    $   3,365    $  11,515    $  11,425
                                     =========    =========    =========    =========

Earnings per share of common stock
    Basic                            $     .28    $     .33    $    1.18    $    1.08
                                     =========    =========    =========    =========

    Diluted                          $     .28    $     .32    $    1.16    $    1.05
                                     =========    =========    =========    =========

Shares used in computing earnings
  per share
    Basic                                9,701       10,249        9,775       10,542
                                     =========    =========    =========    =========

    Diluted                              9,851       10,499        9,908       10,845
                                     =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

                Condensed Consolidated Balance Sheets (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                  Sept. 30,     Oct. 2,     Dec. 31,
                                                    2000         1999         1999
                                                  ---------    ---------    ---------

      Assets
      ------
Cash                                              $    -       $    -       $   1,148
Accounts receivable                                  33,582       36,728       29,574
Inventories                                          58,423       52,747       50,450
Other assets                                          3,593        3,396        3,642
                                                  ---------    ---------    ---------

      Current assets                                 95,598       92,871       84,814

Property, plant and equipment, net                   44,015       44,595       44,480
Intangibles and other assets                         30,831       29,547       29,841
                                                  ---------    ---------    ---------

      Total assets                                $ 170,444    $ 167,013    $ 159,135
                                                  =========    =========    =========

      Liabilities and Stockholders' Equity
      ------------------------------------

Accounts payable                                  $   9,212    $  10,318    $   8,200
Accrued liabilities                                  16,825       15,554       15,851
Revolving credit facility                            26,000         -          26,700
                                                  ---------    ---------    ---------

      Current liabilities                            52,037       25,872       50,751

Revolving credit facility                              -          34,000         -
Deferred compensation and other liabilities          11,456        8,194        8,614
                                                  ---------    ---------    ---------

      Total liabilities                              63,493       68,066       59,365

Stockholders' equity                                106,951       98,947       99,770
                                                  ---------    ---------    ---------

      Total liabilities and
        stockholders' equity                      $ 170,444    $ 167,013    $ 159,135
                                                  =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

           Condensed Consolidated Statements of Cash Flows (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                                  Nine Months Ended
                                                               ----------------------
                                                               Sept. 30,     Oct. 2,
                                                                 2000         1999
                                                               ---------    ---------
Operating Activities
  Net earnings                                                 $  11,515    $  11,425
    Adjustments to reconcile net earnings to net cash
      provided by operating activities
        Depreciation and amortization                              4,662        3,574
        Deferred income taxes                                        (41)         141
        Changes in assets and liabilities
          Accounts receivable                                     (4,008)      (5,027)
          Inventories                                             (7,973)      (3,977)
          Accounts payable and accrued liabilities                 1,986       (2,267)
          Other                                                    1,020          587
                                                               ---------    ---------

        Cash provided by operating activities                      7,161        4,456
                                                               ---------    ---------

Investing Activities
  Capital expenditures                                            (3,322)      (2,592)
  Proceeds from sales of property, plant and equipment                47        1,173
  Investment in acquired company                                    -          (8,525)
                                                               ---------    ---------

        Cash used by investing activities                         (3,275)      (9,944)
                                                               =========    =========

Financing Activities
  Net (repayments) borrowings under revolving credit facility       (700)      28,600
  Refinance acquired company indebtedness                           -         (13,517)
  Proceeds from exercise of stock options                            111          700
  Repurchase of common stock                                      (4,445)     (10,295)
                                                               ---------    ---------

        Cash provided (used) by financing activities              (5,034)       5,488
                                                               ---------    ---------

Decrease in cash                                                  (1,148)        -

Cash at beginning of period                                        1,148         -
                                                               ---------    ---------

Cash at end of period                                          $    -       $    -
                                                               =========    =========

See accompanying notes to condensed consolidated financial statements.

        Notes to Condensed Consolidated Financial Statements (unaudited)
                           Chromcraft Revington, Inc.


Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles, in the United States, for complete financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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


Note 2.  Earnings per Share of Common Stock

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 150,000 and 133,000 for the three and nine months ended September 30, 2000, respectively, and 250,000 and 303,000 for the three and nine months ended October 2, 1999, respectively.

Certain stock options to purchase shares of common stock were outstanding during the third quarter and first nine months of 2000 and 1999, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods and, therefore, the effect would be antidilutive. Options excluded from the computation of diluted earnings per share were as follows:

                                 2000                      1999
                        ----------------------    ----------------------
                                     Weighted                  Weighted
                                     Average                   Average
                                     Exercise                  Exercise
                          Shares       Price        Shares       Price
                        ---------    ---------    ---------    ---------

Third quarter            326,060      $ 13.91      147,926      $ 16.95
First nine months        376,060      $ 13.48      105,064      $ 18.09

Note 3.  Inventories

The components of inventories consisted of the following:

                                               (In thousands)
                                     -----------------------------------
                                     Sept. 30,     Oct. 2,     Dec. 31,
                                       2000         1999         1999
                                     ---------    ---------    ---------
     Raw materials                   $  19,256    $  18,942    $  18,521
     Work in process                     9,401        8,484        8,069
     Finished goods                     32,490       27,364       25,866
                                     ---------    ---------    ---------
     Inventories at FIFO cost           61,147       54,790       52,456
     LIFO reserve                       (2,724)      (2,043)      (2,006)
                                     ---------    ---------    ---------
                                     $  58,423    $  52,747    $  50,450
                                     =========    =========    =========


Note 4.  Accrued Liabilities

Accrued liabilities consisted of the following:

                                               (In thousands)
                                     -----------------------------------
                                     Sept. 30,     Oct. 2,     Dec. 31,
                                       2000         1999         1999
                                     ---------    ---------    ---------
     Employee benefit plans          $   5,153    $   4,001    $   5,434
     Salaries, wages and commissions     2,334        2,531        1,907
     Vacation and holiday pay            1,513        1,406        1,162
     Workers' compensation plans         1,400        1,463        1,451
     Other accrued liabilities           6,425        6,153        5,897
                                     ---------    ---------    ---------
                                     $  16,825    $  15,554    $  15,851
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

The following table sets forth the results of operations of Chromcraft Revington for the three and nine months ended September 30, 2000 and October 2, 1999 expressed as a percentage of sales.

                                       Three Months Ended         Nine Months Ended
                                     ----------------------    ----------------------
                                     Sept. 30,     Oct. 2,     Sept. 30,     Oct. 2,
                                       2000         1999         2000         1999
                                     ---------    ---------    ---------    ---------

     Sales                             100.0 %      100.0 %      100.0 %      100.0 %
     Cost of sales                      77.4         77.2         76.0         75.8
                                     ---------    ---------    ---------    ---------
     Gross margin                       22.6         22.8         24.0         24.2
     Selling, general and
       administrative expenses          14.5         13.0         13.8         13.3
                                     ---------    ---------    ---------    ---------
     Operating income                    8.1          9.8         10.2         10.9
     Interest expense                     .9           .4           .8           .2
                                     ---------    ---------    ---------    ---------
     Earnings before
       income tax expense                7.2          9.4          9.4         10.7
     Income tax expense                  2.8          3.7          3.7          4.2
                                     ---------    ---------    ---------    ---------
     Net earnings                        4.4 %        5.7 %        5.7 %        6.5 %
                                     =========    =========    =========    =========

The operations of Korn Industries, acquired September 2, 1999, are included in the Condensed Consolidated Statements of Earnings from the date of acquisition.


 Three and Nine Months Ended September 30, 2000 Compared to Three and Nine Months Ended October 2, 1999
 --------------------------------------------------------------------

Sales

Consolidated sales for the three and nine months ended September 30, 2000 increased 4.7% and 13.8%, respectively, from the corresponding periods of 1999. The increase in sales was primarily due to the Korn Industries acquisition, which was completed on September 2, 1999. Excluding Korn Industries, sales for the third quarter and first nine months of 2000 were lower as compared to the prior year periods. Incoming orders and shipments for the third quarter of 2000 slowed in response to a weak retail sales environment. Looking forward, Chromcraft Revington expects sales for the fourth quarter of 2000 to be lower than the prior year period.

For the third quarter of 2000, higher shipments of bedroom furniture were partially offset by lower shipments of occasional, dining room, upholstered and commercial furniture as compared to the prior year period. For the first nine months of 2000, shipments of bedroom and commercial furniture were higher, while shipments of occasional, dining room and upholstered furniture were lower when compared to the same period of 1999.

In general, selling prices for the first nine months of 2000 were slightly higher as compared to the prior year period.

Gross Margin

Gross margin as a percentage of sales was 22.6% and 24.0% for the three and nine month periods ended September 30, 2000, respectively, as compared to 22.8% and 24.2% for the three and nine month periods ended October 2, 1999, respectively. The decrease in the gross margin percentage for the third quarter and first nine months of 2000 was primarily due to the inclusion of Korn Industries' operating results. Margin improvements at Cochrane Furniture for the third quarter and first nine months of 2000 partially offset the gross margin percentage decrease.


Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 14.5% and 13.8% for the third quarter and first nine months of 2000, respectively, as compared to 13.0% and 13.3% for the same periods last year. The increase in selling, general and administrative expenses as a percentage of sales for 2000, as compared to the prior year period, was primarily due to a one-time pretax charge of $850,000 to increase the allowance for doubtful accounts related to receivables from a national furniture retailer that filed for bankruptcy protection during the third quarter.


Interest Expense

Interest expense for the three and nine months ended September 30, 2000 was $540,000 and $1,531,000, respectively, as compared to $260,000 and $424,000 for the three and nine months ended October 2, 1999, respectively. The increased interest expense for 2000 was mainly due to higher average bank borrowings during the period primarily as a result of the Korn Industries acquisition and the repurchase of Chromcraft Revington's common stock.


Income Tax Expense

Chromcraft Revington's effective tax rate was 39.2% and 39.3% for the three and nine month periods ended September 30, 2000, respectively, and 39.5% and 39.6% for the three and nine month periods ended October 2, 1999, respectively. The decrease in the effective tax rate for 2000 was due to lower state income taxes.


Liquidity and Capital Resources

Operating activities provided $7,161,000 of cash during the nine months ended September 30, 2000, an increase of $2,705,000 from the amount provided during the prior year period. The increase in cash generated from operating activities during the first nine months of 2000 as compared to the prior year period was primarily due to an increase in depreciation and amortization and a smaller investment in working capital. The investment in working capital during the first nine months of 1999 was higher primarily due to a reduction in Korn Industries' trade payables, assumed at the acquisition date, to eliminate past due amounts and to obtain discounts on the early payment of invoices. For the first nine months of 2000, inventories increased $7,973,000. The build-up in inventories in 2000 was due, in part, to the weak retail sales environment. Generally, inventories are purchased or produced based on internal sales forecasts which were higher than actual results. Chromcraft Revington plans to adjust production levels and reduce inventory levels in the fourth quarter of this year.

Investing activities used $3,275,000 and $9,944,000 of cash during the nine months ended September 30, 2000 and October 2, 1999, respectively. Investing activities for the first nine months of 1999 included expenditures of $8,525,000 related to the acquisition of Korn Industries by CRI Corporation-Sumter, a wholly-owned subsidiary of Chromcraft Revington, Inc.

Capital expenditures were $3,322,000 for the first nine months of 2000 as compared to $2,592,000 during the same period of 1999. Chromcraft Revington expects capital expenditures to be approximately $4,500,000 for the year ending December 31, 2000. During the first nine months of 1999, Chromcraft Revington received cash proceeds of $1,173,000 in connection with several asset disposals as compared to $47,000 during the first nine months of 2000.

Financing activities used $5,034,000 of cash during the nine months ended September 30, 2000, primarily to acquire shares of Chromcraft Revington's common stock under a stock repurchase program and to reduce bank indebtedness under a revolving credit facility. During the first nine months of 2000, Chromcraft Revington purchased 488,900 shares of its common stock for $4,445,000.

Financing activities provided $5,488,000 of cash during the nine months ended October 2, 1999. During that period, Chromcraft Revington borrowed $28,600,000 under its bank revolving credit facility in connection with the acquisition of Korn Industries and the repurchase of Chromcraft Revington's common stock. As part of the acquisition, Korn Industries' bank indebtedness of $13,517,000 was refinanced with borrowings under Chromcraft Revington's revolving credit facility, which restricts indebtedness outside of the facility. During the first nine months of 1999, Chromcraft Revington purchased 688,200 shares of common stock for $10,295,000.

At September 30, 2000, Chromcraft Revington had unused capacity under its revolving credit facility, after reduction for outstanding letters of credit, of $31,439,000. The revolving credit facility matures December 20, 2000. Management expects that a new long-term bank agreement will be in place before the present facility expires.


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

                          Part II.  Other Information
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         None

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended September 30, 2000.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Chromcraft Revington, Inc.
                                           ----------------------------
                                           (Registrant)



Date:  November 8, 2000                    /s/ Frank T. Kane
       ----------------                    ----------------------------
                                           Frank T. Kane
                                           Vice President - Finance
                                           (Duly Authorized Officer and
                                           Chief Financial Officer)