Form 10-K
period 2000-12-31
CHROMCRAFT REVINGTON INC
filed 2001-03-02
CIK 884130

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2000
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 15, 2001, there were 9,573,248 shares of the registrant's common stock ($.01 par value) outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 15, 2001 was $38.6 million.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual shareholders meeting to be held May 1, 2001 are incorporated by reference into Part III.

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

On April 3, 1995, Chromcraft Revington acquired Silver Furniture, a manufacturer and importer of occasional furniture. Silver Furniture has manufacturing and warehousing operations in Knoxville, Tennessee. On November 8, 1996, Chromcraft Revington acquired Cochrane Furniture, a manufacturer of dining room, bedroom and upholstered furniture. Cochrane Furniture has manufacturing facilities in Lincolnton and Warrenton, North Carolina. On September 2, 1999, Chromcraft Revington acquired Korn Industries, based in Sumter, South Carolina. Korn Industries manufactures and sells bedroom and dining room furniture through its Sumter Cabinet Company ("Sumter Cabinet") division.

On December 22, 2000, Chromcraft Revington received a proposal from Court Square Capital Limited ("Court Square Capital"), a unit of Citigroup, under which the holders of Chromcraft Revington's publicly traded shares would receive cash of $10.30 per share in a transaction to take Chromcraft Revington private. The offer is contingent upon the execution of a definitive merger agreement, confirmatory due diligence and the approval of Chromcraft Revington's board of directors and stockholders. Court Square Capital owns 5,695,418 shares, or 59.5%, of Chromcraft Revington's common stock at December 31, 2000. An independent committee of Chromcraft Revington's board of directors is evaluating the proposal and has engaged ING Barings, LLC as its financial advisor to assist the committee in regard to the proposal.

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


Raw Materials

Major raw materials are wood, steel, fabrics, glass, medium-density fiber board, wood finishing materials, cartons, foam for cushions and paddings and mechanisms. Suppliers are selected for their ability to deliver high quality products on a timely basis and at competitive prices. Chromcraft Revington believes that supplies of raw materials are available in sufficient quantities from an adequate number of suppliers. No significant shortages of raw materials were experienced during 2000.


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


Competition

Chromcraft Revington encounters domestic and import competition in the sale of all its products. Many of Chromcraft Revington's competitors, some of which are larger and have greater financial resources, produce a number of products which are not competitive with Chromcraft Revington's products. In many cases, such companies do not disclose the portion of their sales attributable to products similar to those manufactured by Chromcraft Revington. It is, therefore, impractical to state with any certainty Chromcraft Revington's relative position in a particular product line. Competition in Chromcraft Revington's products is in the form of the quality of its products, service and selling prices.


Backlog

Chromcraft Revington's backlog of sales orders was approximately $22.1 million at December 31, 2000, as compared to approximately $27.0 million at December 31, 1999. Order backlog at any particular time is not necessarily indicative of the level of future shipments.

Environment

Chromcraft Revington believes it is in compliance in all material respects with all federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water, and establish standards for the treatment of hazardous wastes.


Employees

Chromcraft Revington employs a total of approximately 2,400 people. Production employees at Silver Furniture's Knoxville, Tennessee location are represented by a labor union under a collective bargaining agreement. Chromcraft Revington considers its relations with its employees to be good.


 Item 2.  Properties
 -------------------

The following table summarizes Chromcraft Revington's facilities as of December 31, 2000.


                   Square                          Type of           Owned/
    Location        Feet       Operations         Furniture          Leased
 -------------    -------    --------------    --------------    --------------

 Delphi, IN       519,000    Manufacturing/    Occasional        Owned
                             warehousing

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

 Not applicable.


 Item 4.  Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------

 Not applicable.


 Executive Officers of Chromcraft Revington, Inc.
 ------------------------------------------------

Michael E. Thomas   President, Chief Executive Officer and Director since
    (age 59)        Chromcraft Revington's organization in 1992.  Mr. Thomas
                    is a director of TEU Holdings, Inc., the parent company of furniture retailer This End Up. TEU Holdings, Inc. and its subsidiaries filed for bankruptcy in 2000.

Frank T. Kane       Vice President-Finance, Chief Financial Officer and
    (age 47)        Secretary since Chromcraft Revington's organization in 1992.


                                  PART II

 Item 5.  Market for the Registrant's Common Stock and Related Stockholder
 Matters
 -------------------------------------------------------------------------

Chromcraft Revington's common stock is traded on the New York Stock Exchange. The following table sets forth the high and low sales prices of Chromcraft Revington's common stock, as reported on the New York Stock Exchange.

                                        2000                    1999
                                --------------------    --------------------
                                  High         Low        High         Low
                                --------    --------    --------    --------
First quarter                   10 1/2      7 1/2       17 7/8      14
Second quarter                  13 1/2      7 1/2       17          14 1/8
Third quarter                   11 9/16     8           14 3/4      11 7/8
Fourth quarter                  10 1/16     6 13/16     12 13/16    10 1/8


As of February 15, 2001, there were approximately 53 security holders of record of Chromcraft Revington's common stock. Chromcraft Revington intends to retain cash for internal and external growth and development of its business and currently does not anticipate paying cash dividends. At December 31, 2000, unrestricted retained earnings available for dividends were $31,911,000.

 Item 6.  Selected Financial Data
 --------------------------------

(Dollars in thousands, except per share data)
                                                               Year Ended December 31,
                                           -------------------------------------------------------------
                                              2000         1999         1998         1997         1996
                                           ---------    ---------    ---------    ---------    ---------
Operating Results
Sales                                      $ 259,402    $ 245,385    $ 236,744    $ 225,629    $ 175,899
Cost of sales                                197,165      188,411      176,988      169,802      128,217
                                           ---------    ---------    ---------    ---------    ---------
Gross margin                                  62,237       56,974       59,756       55,827       47,682
Selling, general and
   administrative expenses                    34,901       34,340       31,964       30,200       24,235
                                           ---------    ---------    ---------    ---------    ---------
Operating income                              27,336       22,634       27,792       25,627       23,447
Interest expense                               2,008          988          739        1,265          221
                                           ---------    ---------    ---------    ---------    ---------
Earnings before income tax expense            25,328       21,646       27,053       24,362       23,226
Income tax expense                             9,878        8,572       10,794        9,720        9,290
                                           ---------    ---------    ---------    ---------    ---------
Net earnings                               $  15,450    $  13,074    $  16,259    $  14,642    $  13,936
                                           =========    =========    =========    =========    =========

Earnings per share of common stock
   Basic                                   $    1.59    $    1.25    $    1.46    $    1.28    $    1.21
                                           =========    =========    =========    =========    =========
   Diluted                                 $    1.57    $    1.22    $    1.41    $    1.25    $    1.19
                                           =========    =========    =========    =========    =========

Shares used in computing earnings per share
   Basic                                       9,727       10,448       11,137       11,418       11,474
   Diluted                                     9,847       10,720       11,533       11,755       11,740


Financial Position (December 31,)
Total assets                               $ 160,092    $ 159,135    $ 129,645    $ 126,144    $ 129,942
Total debt                                    19,200       26,700        5,400        9,000       20,200
Stockholders' equity                         110,245       99,770       97,117       90,906       77,925

Other Data
Depreciation and amortization              $   5,855    $   4,947    $   4,534    $   4,383    $   3,729
Capital expenditures                           4,953        3,630        3,388        2,712        3,060

                          -----------------------

Cochrane Furniture and Korn Industries are included in Chromcraft Revington's consolidated financial results from their acquisition dates of November 8, 1996 and September 2, 1999, respectively.

Per share data has been adjusted, where applicable, for the two-for-one common stock split distributed June 10, 1998.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
 ------------------------------------------------------------------------

General

Chromcraft Revington designs, manufactures and sells residential and commercial furniture through its wholly-owned subsidiaries, Chromcraft, Peters-Revington, Silver Furniture, Cochrane Furniture and Korn Industries. Chromcraft Revington's operating results include the operations of Korn Industries, acquired September 2, 1999, from the date of its acquisition (see Note 3 to the consolidated financial statements). Korn Industries manufactures and sells bedroom and dining room furniture.

The following table sets forth the results of operations of Chromcraft Revington for the years ended December 31, 2000, 1999 and 1998 expressed as a percentage of sales.

                                                 Year Ended December 31,
                                           -----------------------------------
                                              2000         1999         1998
                                           ---------    ---------    ---------
Sales                                        100.0%       100.0%       100.0%
Cost of sales                                 76.0         76.8         74.8
                                           ---------    ---------    ---------
Gross margin                                  24.0         23.2         25.2
Selling, general and
   administrative expenses                    13.5         14.0         13.5
                                           ---------    ---------    ---------
Operating income                              10.5          9.2         11.7
Interest expense                                .7           .4           .3
                                           ---------    ---------    ---------
Earnings before income tax expense             9.8          8.8         11.4
Income tax expense                             3.8          3.5          4.5
                                           ---------    ---------    ---------
Net earnings                                   6.0%         5.3%         6.9%
                                           =========    =========    =========


2000 Compared to 1999

Consolidated sales for the year ended December 31, 2000 increased 5.7% to $259,402,000 from $245,385,000 reported in 1999. The sales increase was due to higher shipments of bedroom and commercial furniture, partially offset by lower occasional, dining room and upholstered furniture sales. Bedroom furniture shipments were boosted in 2000 from the Korn Industries acquisition. Sales in 2000 were negatively impacted by the U.S. economic slowdown. Chromcraft Revington's consolidated sales orders began to slow at the end of the second quarter of this year as compared to 1999. Weak retail conditions continued for the remainder of 2000. Occasional and dining room furniture shipments were also lower due to several major retailer bankruptcies and increased import and domestic competition. Higher commercial furniture shipments in 2000 were due, in part, to increased airport gate lounge seating and an improved office furniture market. Selling prices for 2000 were slightly higher as compared to the prior year.

Gross margin increased to $62,237,000, or 24.0% of sales, in 2000, from $56,974,000, or 23.2% of sales, in 1999. The higher gross margin percentage in 2000 was primarily due to lower material costs and improved manufacturing efficiencies. The lower material costs were due, in part, to sourcing of furniture components from low-cost suppliers in the Far East. The inclusion of Korn Industries' operating results for the full year 2000 partially offset the gross margin percentage increase.

Selling, general and administrative expenses increased $561,000 to $34,901,000, or 13.5% of sales, in 2000 from $34,340,000, or 14.0%, in 1999. Bad debt expense increased $1,322,000 in 2000 as compared to 1999 primarily due to the bankruptcy of a major furniture retailer. The inclusion of Korn Industries' operating results in 2000 partially offset the selling, general and administrative expense percentage increase due to higher bad debt expense.
The higher expense percentage in 1999 was due to a $1,000,000 charge for employee termination and severance costs at Chromcraft.

Operating income for 2000 increased $4,702,000 to $27,336,000 from $22,634,000 in 1999. The increase in operating income was primarily due to the Cochrane and Korn Industries subsidiaries.

Interest expense for the year ended December 31, 2000 was $2,008,000 as compared to $988,000 for the prior year period. The increase in interest expense for 2000 was primarily attributable to higher average bank borrowings due to the Korn Industries acquisition and purchases of common stock under Chromcraft Revington's share repurchase program. The average interest rate under the revolving credit facility was about 1% higher in 2000 as compared to 1999.

Chromcraft Revington's effective income tax rate was 39.0% for 2000 as compared to 39.6% for 1999. The decrease in the effective tax rate for 2000 was due to lower state income taxes.

Diluted earnings per share increased to $1.57 in 2000 from $1.22 in 1999. For the year ended December 31, 2000, shares used in computing diluted earnings per share decreased 8.1% to 9,847,000 from 10,720,000 for 1999. The share reduction in 2000 was primarily due to purchases of common stock under Chromcraft Revington's share repurchase program.


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

Gross margin was $56,974,000, or 23.2% of sales, in 1999 as compared to $59,756,000, or 25.2% of sales, in 1998. Factors which contributed to the decrease in gross margin percentage included: manufacturing inefficiencies at Chromcraft due to a product mix change and employee attrition resulting from the tight labor market; unabsorbed fixed overhead due to the lower sales volume at Chromcraft and Silver Furniture; a $400,000 write down of discontinued inventory at Chromcraft; and the inclusion of Korn Industries' operating results.

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

Chromcraft Revington's effective income tax rate was 39.6% and 39.9% for the years ended December 31, 1999 and 1998, respectively. The decrease in the effective tax rate for 1999 was due to lower state income taxes.

Diluted earnings per share were $1.22 in 1999 and $1.41 in 1998. Average common shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of 272,000 in 1999 and 396,000 in 1998. Shares used in computing diluted earnings per share decreased 7.0% for 1999, to 10,720,000, from 11,533,000 for 1998. During 1999, Chromcraft
Revington purchased, under a share repurchase program, 845,500 shares of its common stock.


Liquidity and Capital Resources

Operating activities provided $16,647,000 of cash for the year ended December 31, 2000, an increase of $1,890,000 from the amount provided in 1999. Cash generated from operating activities improved in 2000 primarily due to higher earnings and depreciation and amortization expense partially offset by an increase in working capital investment. Inventories increased $4,929,000 during 2000 primarily due to the weak retail sales environment. Generally, inventories are purchased or produced based on internal sales forecasts which were higher than actual results. Chromcraft Revington adjusted production levels during the second half of 2000 to begin reducing inventory levels and expects to further reduce inventories in 2001. Accounts receivable decreased $4,022,000 during 2000 due to the lower sales in the fourth quarter.

Investing activities used $4,879,000 and $10,971,000 of cash during the years ended December 31, 2000 and 1999, respectively. Capital expenditures, primarily for equipment purchases, were $4,953,000 during 2000 as compared to $3,630,000 during 1999. Chromcraft Revington expects capital expenditures during 2001 to be below $4,000,000. Investing activities for 1999 include a cash payment to Korn Industries' stockholders and related acquisition expenses of $8,525,000 and proceeds from asset disposals of $1,184,000.

Financing activities used $12,475,000 of cash during 2000, primarily to reduce bank indebtedness and to acquire shares of Chromcraft Revington's common stock. During 2000, Chromcraft Revington acquired, under its share repurchase program, 568,900 shares of its common stock for $5,086,000.

Cash used in financing activities during 1999 totaled $2,638,000. During 1999, Chromcraft Revington borrowed $21,300,000 under its bank revolving credit facility in connection with the Korn Industries acquisition and the repurchase of Chromcraft Revington's common stock. As part of the acquisition, Korn Industries' bank indebtedness of $13,517,000 was refinanced with borrowings under Chromcraft Revington's revolving credit facility. During 1999, Chromcraft Revington acquired, under its share repurchase program, 845,500 shares of its common stock for $12,079,000.

Chromcraft Revington has a revolving credit facility with a commitment level of $47,500,000 that matures in December 2005. The interest rate under the facility is based on floating rate indices or a bank prime lending rate. Total borrowings under the facility were $19,200,000 at December 31, 2000. Unused capacity under the revolving credit facility, after reduction for outstanding letters of credit, was $26,051,000 at the end of the year. Under the revolving credit facility, Chromcraft Revington has the option of increasing the facility commitment amount from $47,500,00 to $67,500,000. If the existing bank group elect not to participate in the increase, Chromcraft Revington can seek other potential lenders to fully commit to the requested increase.

Management expects that cash flow from operations and availability under the bank revolving credit facility will continue to be sufficient to meet future needs. Chromcraft Revington plans to grow its businesses internally and through acquisitions. Accordingly, Chromcraft Revington plans to retain cash in the business and currently does not anticipate paying cash dividends on its common stock. In 2001, absent further acquisitions, Chromcraft Revington expects to generate excess cash flow from operations, which will be used to reduce bank indebtedness, to repurchase its common stock, or for general corporate purposes.

 First Quarter 2001 Outlook
 --------------------------

Due to the weak retail sales environment, management anticipates that 2001 first quarter sales will be between 15% and 18% below last year's first quarter sales. Diluted earnings per share for the first quarter of 2001 are expected to be between $.33 and $.37, as compared to $.49 in 1999.

 Recently Issued Accounting Standards
 ------------------------------------

The Financial Accounting Standards Board has issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FASB Statement Nos. 137 and 138. The Statements apply to all derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statements will require Chromcraft Revington to recognize all derivatives on the balance sheet at fair value. The Statements are effective for fiscal years beginning after June 15, 2000. Chromcraft Revington's adoption of these Statements will not have a significant effect on its results of operations or financial position.

 Safe Harbor Statement Under the Private Litigation Reform Act of 1995
 ---------------------------------------------------------------------

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


 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
 --------------------------------------------------------------------

Borrowings under Chromcraft Revington's bank revolving credit facility bear interest at a variable rate and, therefore, are subject to changes in interest rates. The impact of an interest rate change is not considered material.


 Item 8.  Financial Statements and Supplementary Data
 ----------------------------------------------------

The financial statements and schedule are listed in Part IV, Items 14(a) (1) and (2).


 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
 ------------------------------------------------------------------------

None.


                                  PART III

 Items 10 Through 13.
 --------------------

In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is not set forth herein because Chromcraft Revington intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2000 fiscal year, which Proxy Statement will contain such information. The information required by Items 10, 11, 12 and 13 is incorporated herein by reference to such Proxy Statement.

                                  PART IV

 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
 -------------------------------------------------------------------------

(a)  1. and 2.  List of Financial Statements and Financial Statement Schedule:


The following Consolidated Financial Statements of Chromcraft Revington are included in this report on Form 10-K:

                                                                Page Reference
                                                                --------------
   Consolidated Statements of Earnings for the years ended
     December 31, 2000, 1999 and 1998                                F-1

   Consolidated Balance Sheets at December 31, 2000 and 1999         F-2

   Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 2000, 1999 and 1998                    F-3

   Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998                                F-4

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

     (4.7) Credit Agreement, dated December 20, 2000, among the Registrant, the Banks party thereto and Bank One, Indiana, N.A., as agent for the Banks (filed herewith).

     (10.1) Lease, dated February 15, 1962, between the Board of Supervisors of Tate County, Mississippi as Landlord and Chromcraft Corporation as Tenant, filed as Exhibit No. 10.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

     (10.3) Form of Registration Rights Agreement between the Registrant and Court Square Capital Limited, filed as Exhibit No. 10.3 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

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

     (10.55) Chromcraft Revington, Inc. Long Term Executive Incentive Plan, effective January 1, 2000, filed as Exhibit 10.55 to Form 10-Q for the quarter ended July 1, 2000, is incorporated herein by reference.

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

                          -----------------------

     (21.1)   Subsidiaries of the Registrant (filed herewith).

     (23.1)   Consent of Independent Auditors (filed herewith).

     (24.1)   Powers of Attorney (filed herewith).

     (27.0)   Financial Data Schedule (filed herewith).

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended December 31, 2000.

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

                                       Chromcraft Revington, Inc.
                                       ----------------------------
                                       (Registrant)


Date:  March 2, 2001                   By: /s/ Michael E. Thomas
       -------------                   ----------------------------
                                       Michael E. Thomas, President
                                       and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Chromcraft Revington, Inc. and in the capacities and on the date indicated.


       Signatures                    Title                   Date
 ----------------------    --------------------------    -------------


 /s/ Michael E. Thomas     President, Chief Executive    March 2, 2001
 ----------------------    Officer and Director          -------------
 Michael E. Thomas


 /s/ Frank T. Kane         Vice President - Finance      March 2, 2001
 ----------------------    (principal accounting and     -------------
 Frank T. Kane             financial officer)


 *David L. Kolb            Director
 ----------------------
 David L. Kolb

 *Larry P. Kunz            Director
 ----------------------
 Larry P. Kunz

 *M. Saleem Muqaddam       Director
 ----------------------
 M. Saleem Muqaddam

 *Warren G. Wintrub        Director
 ----------------------
 Warren G. Wintrub


 By: /s/ Michael E. Thomas                               March 2, 2001
 -------------------------                               -------------
 Michael E. Thomas,
 Attorney-in-fact*

                    Consolidated Statements of Earnings

                        Chromcraft Revington, Inc.
                   (In thousands, except per share data)



                                                 Year Ended December 31,
                                           -----------------------------------
                                              2000         1999         1998
                                           ---------    ---------    ---------
Sales                                      $ 259,402    $ 245,385    $ 236,744
Cost of sales                                197,165      188,411      176,988
                                           ---------    ---------    ---------
Gross margin                                  62,237       56,974       59,756
Selling, general and administrative expenses  34,901       34,340       31,964
                                           ---------    ---------    ---------
Operating income                              27,336       22,634       27,792
Interest expense                               2,008          988          739
                                           ---------    ---------    ---------
Earnings before income tax expense            25,328       21,646       27,053
Income tax expense                             9,878        8,572       10,794
                                           ---------    ---------    ---------
Net earnings                               $  15,450    $  13,074    $  16,259
                                           =========    =========    =========
Earnings per share of common stock

   Basic                                   $    1.59    $    1.25    $    1.46
   Diluted                                 $    1.57    $    1.22    $    1.41

Shares used in computing earnings per share

   Basic                                       9,727       10,448       11,137
   Diluted                                     9,847       10,720       11,533

See accompanying notes to the consolidated financial statements

                        Consolidated Balance Sheets

                         Chromcraft Revington, Inc.
                     (In thousands, except share data)

                                                             December 31,
                                                        ----------------------
                                                           2000         1999
                                                        ---------    ---------
Assets
Cash                                                    $     441    $   1,148
Accounts receivable, less allowances
   of $1,253 and $1,266                                    25,552       29,574
Inventories                                                55,379       50,450
Other assets                                                3,447        3,642
                                                        ---------    ---------
   Current assets                                          84,819       84,814

Property, plant and equipment, at cost, less
   accumulated depreciation                                44,747       44,480
Goodwill and tradenames, less accumulated
   amortization of $9,181 and $7,933                       29,484       28,932
Other assets                                                1,042          909
                                                        ---------    ---------
   Total assets                                         $ 160,092    $ 159,135
                                                        =========    =========

Liabilities and Stockholders' Equity
Accounts payable                                        $   6,474    $   8,200
Accrued liabilities                                        13,694       15,851
Revolving credit facility                                     -         26,700
                                                        ---------    ---------
   Current liabilities                                     20,168       50,751

Revolving credit facility                                  19,200          -
Deferred compensation                                       5,998        5,824
Other long term liabilities                                 4,481        2,790
                                                        ---------    ---------
   Total liabilities                                       49,847       59,365
                                                        ---------    ---------
Stockholders' equity
   Common stock, $.01 par value, 20,000,000 shares
      authorized 10,949,048 and 10,939,048 shares issued      109          109
   Capital in excess of par value                          10,385       10,274
   Retained earnings                                      116,301      100,851
                                                        ---------    ---------
                                                          126,795      111,234
   Less cost of common shares in treasury, 1,375,800
      shares in 2000 and 806,900 shares in 1999           (16,550)     (11,464)
                                                        ---------    ---------
   Total stockholders' equity                             110,245       99,770
                                                        ---------    ---------
   Total liabilities and stockholders' equity           $ 160,092    $ 159,135
                                                        =========    =========

See accompanying notes to the consolidated financial statements

              Consolidated Statements of Stockholders' Equity

                        Chromcraft Revington, Inc.
                    (In thousands, except share data)

                                                                                                 Total
                                                        Capital in                               Stock-
                                             Common     Excess of     Retained     Treasury     holders'
                                             Stock      Par Value     Earnings      Stock        Equity
                                           ---------    ---------    ---------    ---------    ---------
Balance at January 1, 1998                 $     114    $  19,274    $  71,518    $      -     $  90,906

Repurchase and cancellation
   of stock (590,548 shares)                      (6)     (10,190)                               (10,196)
Exercise of stock options
   (17,800 shares)                                -           148                                    148
Net earnings                                                            16,259                    16,259
                                           ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1998                     108        9,232       87,777           -        97,117

Repurchase and cancellation
   of stock (38,600 shares)                       -          (615)                                  (615)
Exercise of stock options
   (181,860 shares)                                1        1,657                                  1,658
Purchase of treasury stock
   (806,900 shares)                                                                 (11,464)     (11,464)
Net earnings                                                            13,074                    13,074
                                           ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1999                     109       10,274      100,851      (11,464)      99,770

Exercise of stock options
   (10,000 shares)                                -           111                                    111
Purchase of treasury stock
   (568,900 shares)                                                                  (5,086)      (5,086)
Net earnings                                                            15,450                    15,450
                                           ---------    ---------    ---------    ---------    ---------
Balance at December 31, 2000               $     109    $  10,385    $ 116,301    $ (16,550)   $ 110,245
                                           =========    =========    =========    =========    =========

See accompanying notes to the consolidated financial statements

                                    F-3

                  Consolidated Statements of Cash Flows

                        Chromcraft Revington, Inc.
                              (In thousands)


                                                                           Year Ended December 31,
                                                                     -----------------------------------
                                                                        2000         1999         1998
                                                                     ---------    ---------    ---------
Operating Activities
   Net earnings                                                      $  15,450    $  13,074    $  16,259
      Adjustments to reconcile net earnings to net cash
         provided by operating activities
            Depreciation and amortization                                5,855        4,947        4,534
            Deferred income taxes                                          347          531          893
            Changes in assets and liabilities, net
               of effects of acquired company
               Accounts receivable                                       4,022        1,435           21
               Inventories                                              (4,929)      (1,831)      (2,958)
               Accounts payable                                         (1,726)      (4,030)      (1,511)
               Accrued liabilities                                      (2,157)          72          293
               Other                                                      (215)         559         (546)
                                                                     ---------    ---------    ---------
   Cash provided by operating activities                                16,647       14,757       16,985
                                                                     ---------    ---------    ---------
Investing Activities
   Investment in acquired company                                          -         (8,525)         -
   Capital expenditures                                                 (4,953)      (3,630)      (3,388)
   Proceeds from disposals of property, plant and equipment                 74        1,184           51
                                                                     ---------    ---------    ---------
   Cash used in investing activities                                    (4,879)     (10,971)      (3,337)
                                                                     ---------    ---------    ---------
Financing Activities
   Net borrowing (repayment) under revolving credit facility            (7,500)      21,300       (3,600)
   Refinance indebtedness of acquired company                              -        (13,517)         -
   Repurchase of common stock                                           (5,086)     (12,079)     (10,196)
   Proceeds from exercise of stock options                                 111        1,658          148
                                                                     ---------    ---------    ---------
   Cash used in financing activities                                   (12,475)      (2,638)     (13,648)
                                                                     ---------    ---------    ---------
Increase (decrease) in cash                                               (707)       1,148          -

Cash at beginning of the year                                            1,148          -            -
                                                                     ---------    ---------    ---------
Cash at end of the year                                              $     441    $   1,148    $     -
                                                                     =========    =========    =========

See accompanying notes to the consolidated financial statements

                 Notes to Consolidated Financial Statements

                         Chromcraft Revington, Inc.
                             December 31, 2000


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


Inventories

All inventories (materials, labor and overhead) are valued at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) basis represent approximately 61% and 64% of total inventories at December 31, 2000 and 1999, respectively. Remaining inventories are valued using the first-in, first-out (FIFO) basis.


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


Note 2.  Purchase Offer from Court Square Capital Limited

On December 22, 2000, Chromcraft Revington received a proposal from Court Square Capital Limited ("Court Square Capital"), a unit of Citigroup, under which the holders of Chromcraft Revington's publicly traded shares would receive cash of $10.30 per share in a transaction to take Chromcraft Revington private. The offer is contingent upon the execution of a definitive merger agreement, confirmatory due diligence and the approval of Chromcraft Revington's board of directors and stockholders. Court Square Capital owns 5,695,418 shares, or 59.5%, of Chromcraft Revington's common stock at December 31, 2000. An independent committee of Chromcraft Revington's board of directors is evaluating the proposal and has engaged ING Barings, LLC as its financial advisor to assist the committee in regard to the proposal.


Note 3.  Acquisition of Korn Industries, Incorporated

On September 2, 1999, CRI Corporation-Sumter, a wholly-owned subsidiary of Chromcraft Revington, Inc., acquired all of the outstanding common stock of Korn Industries, Incorporated ("Korn Industries") for $8,525,000 in cash (including acquisition-related expenses) and the assumption of Korn Industries' liabilities. Korn Industries is headquartered in Sumter, South Carolina and manufactures and sells bedroom and dining room furniture through its Sumter Cabinet Company division. The operations of Korn Industries are included in the Consolidated Statements of Earnings commencing on September 2, 1999. The transaction was accounted for as a purchase and the purchase price has been allocated to assets acquired and liabilities assumed based on their fair market values at the date of acquisition. The purchase price allocation was finalized during 2000, which resulted in an increase in goodwill of $1,800,000. Goodwill and other intangibles are being amortized on a straight-line basis over periods ranging from 15 to 25 years.

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


Note 4.  Inventories

Inventories at December 31, 2000 and 1999 consisted of the following:

                                                            (In thousands)
                                                        ----------------------
                                                           2000         1999
                                                        ---------    ---------
Raw materials                                           $  17,729    $  18,521
Work-in-process                                             9,083        8,069
Finished goods                                             30,870       25,866
                                                        ---------    ---------
Inventories at FIFO cost                                   57,682       52,456
LIFO reserve                                               (2,303)      (2,006)
                                                        ---------    ---------
                                                        $  55,379    $  50,450
                                                        =========    =========

Note 5.  Property, Plant and Equipment

Property, plant and equipment at December 31, 2000 and 1999 consisted of the following:

                                                            (In thousands)
                                                        ----------------------
                                                           2000         1999
                                                        ---------    ---------
Land                                                    $   2,231    $   2,208
Buildings and improvements                                 34,168       32,869
Machinery and equipment                                    50,257       46,986
Leasehold improvements                                        862          862
Construction in progress                                      391          239
                                                        ---------    ---------
                                                           87,909       83,164
Less accumulated depreciation and amortization            (43,162)     (38,684)
                                                        ---------    ---------
                                                        $  44,747    $  44,480
                                                        =========    =========

Note 6.  Accrued Liabilities

Accrued liabilities at December 31, 2000 and 1999 consisted of the following:

                                                            (In thousands)
                                                        ----------------------
                                                           2000         1999
                                                        ---------    ---------
Employee benefit plans                                  $   4,450    $   5,434
Salaries, wages and commissions                             1,586        1,907
Vacation and holiday pay                                    1,035        1,162
Workers' compensation plans                                 1,013        1,451
Deferred income taxes                                       1,018          562
Other accrued liabilities                                   4,592        5,335
                                                        ---------    ---------
                                                        $  13,694    $  15,851
                                                        =========    =========

Note 7.  Income Taxes

Components of the provision for income taxes for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                      (In thousands)
                                           -----------------------------------
                                              2000         1999         1998
                                           ---------    ---------    ---------
Current:
   Federal                                 $   8,420    $   7,029    $   8,666
   State                                       1,111        1,012        1,235
                                           ---------    ---------    ---------
                                               9,531        8,041        9,901
                                           ---------    ---------    ---------
Deferred:
   Federal                                       257          502          738
   State                                          90           29          155
                                           ---------    ---------    ---------
                                                 347          531          893
                                           ---------    ---------    ---------
Total provision for income taxes           $   9,878    $   8,572    $  10,794
                                           =========    =========    =========

A reconciliation of the provision for income taxes included in the Consolidated Statements of Earnings and the amount computed by applying the U.S. Federal income tax rate for the years ended December 31, 2000, 1999 and 1998 is summarized below:

                                                      (In thousands)
                                           -----------------------------------
                                              2000         1999         1998
                                           ---------    ---------    ---------
Tax expense, at U.S. statutory rate        $   8,865    $   7,577    $   9,469
State taxes, net of federal benefit              729          682        1,030
Non-deductible amortization of goodwill          321          253          222
Other, net                                       (37)          60           73
                                           ---------    ---------    ---------
Total provision for income taxes           $   9,878    $   8,572    $  10,794
                                           =========    =========    =========

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (liabilities) at December 31, 2000 and 1999 are summarized below:

                                                            (In thousands)
                                                        ----------------------
                                                           2000         1999
                                                        ---------    ---------
Deferred tax assets attributable to:
   Accounts receivable                                  $     566    $     794
   Accrued vacation and holiday pay                           373          486
   Deferred compensation                                    2,680        2,965
   Contingent liabilities                                   1,200          -
   Net operating loss carryforwards                         2,445        3,407
   Other                                                    1,981        2,209
                                                        ---------    ---------
   Total gross deferred tax assets                          9,245        9,861
                                                        ---------    ---------
Deferred tax liabilities attributable to:
   Inventories                                             (3,443)      (3,744)
   Property, plant and equipment                           (5,656)      (5,630)
   Other                                                   (1,272)      (1,266)
                                                        ---------    ---------
   Total gross deferred tax liabilities                   (10,371)     (10,640)
                                                        ---------    ---------
   Net deferred tax liabilities                         $  (1,126)   $    (779)
                                                        =========    =========

Balance sheet classifications of deferred taxes at December 31, 2000 and 1999 were as follows:

                                                            (In thousands)
                                                        ----------------------
                                                           2000         1999
                                                        ---------    ---------
Deferred tax liability, current                         $  (1,018)   $    (562)
Deferred tax liability, noncurrent                           (108)        (217)
                                                        ---------    ---------
Net deferred tax liability                              $  (1,126)   $    (779)
                                                        =========    =========

In connection with the acquisitions of Cochrane Furniture and Korn Industries, Chromcraft Revington acquired federal and state net operating loss carryforwards ("NOL's") of $5,173,000 and $8,174,000, respectively, with expiration dates through 2010 and 2018, respectively. The use of the NOL's is limited to the future taxable earnings of the acquired companies.


Note 8.  Revolving Credit Facility

In December 2000, Chromcraft Revington entered into an unsecured revolving loan facility (the "Facility") with a group of banks that allows it to borrow up to $47,500,000 for working capital requirements, capital expenditures and acquisitions. At December 31, 2000, Chromcraft Revington had $26,051,000 in availability under the Facility. The interest rate under the Facility is determined at the time of borrowing, at Chromcraft Revington's option, at the higher of the bank prime lending rate or Fed Funds rate plus .5%, or a rate based on the Fed Funds rate or the London Interbank Offered Rate (LIBOR). The weighted average interest rate on borrowings outstanding as of December 31, 2000 and 1999 was 7.42% and 5.12%, respectively. There is a commitment fee ranging from .125% to .225% (depending on a leverage ratio) on the unused portion of the credit line. Chromcraft Revington had outstanding letters of credit under the Facility of $2,249,000 and $2,432,000 at December 31, 2000 and 1999,
respectively.  The Facility expires December 31, 2005.

The Facility requires compliance with certain financial loan covenants related to net worth, interest and fixed charge coverages and debt leverage. At December 31, 2000, unrestricted retained earnings available for dividends were $31,911,000.

Note 9.  Earnings Per Share of Common Stock

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 120,000, 272,000 and 396,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

Certain stock options to purchase shares of common stock were outstanding during 2000, 1999 and 1998, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods and, therefore, their effect would be antidilutive. Options excluded from the computation of diluted earnings per share and their weighted average exercise prices at December 31, 2000, 1999 and 1998 were 376,060 shares at $13.48, 138,426 shares at $16.85 and 58,000 shares at $19.78, respectively.


Note 10.  Stockholders' Equity

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

Chromcraft Revington has entered into a Registration Rights agreement dated April 23, 1992 (the "Agreement") between Chromcraft Revington and Court Square Capital Limited, which owned 5,695,418 shares, or 59.5%, of Chromcraft Revington's outstanding common stock at December 31, 2000. The Agreement permits Court Square Capital Limited and transferees, as defined, to request certain registration rights under the Securities Act of 1933 for all or part of its shares of common stock under certain conditions. In connection with such registrations as may occur, Chromcraft Revington will be obligated for the payment of all registration expenses incurred in the performance of, or compliance with, this Agreement, subject to certain limitations set forth therein.


Note 11.  Employee Benefit Plans

Chromcraft Revington sponsors a number of tax-qualified defined contribution retirement and savings plans. Employees may be eligible to participate in one or more of these plans. Company contributions to these plans are based on either a percentage of an employee's compensation or a matching portion of the employee's contributions. The cost of these plans was $1,235,000 in 2000, $1,299,000 in 1999 and $1,188,000 in 1998.

Chromcraft Revington also provides supplemental retirement benefits and "make up" benefits to key executives of Chromcraft Revington whose benefits are reduced by Internal Revenue Service Code restrictions. Contributions and expenses under these arrangements were $198,000 in 2000, $390,000 in 1999 and $338,000 in 1998.


Note 12.  Stock Options

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

Non-ISO's vest and are at exercise prices as determined by the compensation committee of the Board of Directors. At December 31, 2000 and 1999, there were 623,730 and 605,606 shares, respectively, available for future grants.

The estimated per share weighted average fair value of stock options granted during 2000, 1999 and 1998 was $3.38, $6.02 and $7.85, respectively, on the date of grant. The fair value of stock options on the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                 2000         1999         1998
                              ---------    ---------    ---------
Expected life (years)             6            6            6
Interest rate                     6.8%         5.0%         5.7%
Volatility                       27.5%        27.2%        27.8%

The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value:

                                                (In thousands, except per share data)
                              --------------------------------------------------------------------------
                                       2000                      1999                      1998
                              ----------------------    ----------------------    ----------------------
                                  As          Pro           As          Pro           As          Pro
                               Reported      Forma       Reported      Forma       Reported      Forma
                              ---------    ---------    ---------    ---------    ---------    ---------
Net earnings                  $  15,450    $  15,232    $  13,074    $  12,622    $  16,259    $  15,875
Earnings per share
   of common stock
      Basic                        1.59         1.57         1.25         1.21         1.46         1.43
      Diluted                      1.57         1.55         1.22         1.18         1.41         1.38

A summary of Chromcraft Revington's stock option activity and related information for the three years ended December 31, 2000 follows:

                                                                      Weighted
                                                                       Average
                                                          Number      Exercise
                                                        of Shares      Price
                                                        ---------    ---------
1998
   Outstanding at beginning of year                       959,542    $    8.68
   Granted                                                 58,000    $   19.78
   Exercised                                              (17,800)   $    7.25
   Outstanding at end of year                             999,742    $    9.35
   Exercisable                                            861,310    $    8.38

1999
   Granted                                                 47,064    $   16.00
   Exercised                                             (181,860)   $    6.98
   Canceled                                                (9,500)   $   18.32
   Outstanding at end of year                             855,446    $   10.12
   Exercisable                                            791,228    $    9.74

2000
   Granted                                                 54,202    $    8.08
   Exercised                                              (10,000)   $   11.00
   Canceled                                               (72,326)   $   13.15
   Outstanding at end of year                             827,322    $    9.71
   Exercisable                                            795,322    $    9.56

Significant option groups outstanding at December 31, 2000 and related weighted average price and remaining life information follows:

                   Options Outstanding       Options Exercisable
                 ----------------------    ----------------------
     Grant         Number     Exercise       Number     Exercise     Remaining
      Date       of Shares      Price      of Shares      Price     Life (Years)
    ---------    ---------    ---------    ---------    ---------   -----------
     4-15-92      310,960     $    5.50     310,960     $    5.50       1.3
     2-19-93       86,100     $    9.50      86,100     $    9.50       2.1
     1-11-94       98,000     $   11.63      98,000     $   11.63       3.0
    All other     332,262     $   13.14     300,262     $   13.10       6.5


Note 13.  Supplemental Cash Flow Information

Interest paid during the years ended December 31, 2000, 1999 and 1998 was $2,104,000, $873,000 and $774,000, respectively. Income taxes paid during the years ended December 31, 2000, 1999 and 1998 were $8,247,000, $7,334,000 and
$10,062,000, respectively.


Note 14.  Rental Commitments

Chromcraft Revington leases certain showroom facilities and transportation equipment under non-cancelable operating leases. The future minimum lease payments under non-cancelable leases for the years ending December 31, 2001, 2002, 2003, 2004 and 2005 are $1,386,000, $1,177,000, $1,049,000, $822,000 and
$37,000, respectively. It is expected that, in the normal course of business, leases that expire will be renewed or replaced.

Rental expense was $1,772,000, $1,825,000 and $1,919,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chromcraft Revington, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG LLP
Indianapolis, Indiana
January 31, 2001

                Quarterly Financial Information (unaudited)

                        Chromcraft Revington, Inc.


                                                       (In thousands, except per share data)
                                           -------------------------------------------------------------
                                             First        Second       Third        Fourth       Total
                                            Quarter      Quarter      Quarter      Quarter        Year
                                           ---------    ---------    ---------    ---------    ---------
2000
   Sales                                   $  73,740    $  65,667    $  62,062    $  57,933    $ 259,402
   Gross margin                               18,115       16,094       14,050       13,978       62,237
   Operating income                            8,476        6,973        5,037        6,850       27,336
   Net earnings                                4,859        3,924        2,732        3,935       15,450
   Earnings per share
      of common stock
         Basic                                   .49          .40          .28          .41         1.59
         Diluted                                 .49          .40          .28          .41         1.57

1999
   Sales                                   $  61,898    $  55,881    $  59,279    $  68,327    $ 245,385
   Gross margin                               15,515       13,847       13,527       14,085       56,974
   Operating income                            7,333        6,182        5,822        3,297       22,634
   Net earnings                                4,368        3,692        3,365        1,649       13,074
   Earnings per share
      of common stock
         Basic                                   .41          .35          .33          .16         1.25
         Diluted                                 .39          .34          .32          .16         1.22


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

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         Chromcraft Revington, Inc.
                               (In thousands)

                                                               Additions
                                                        ----------------------
                                           Balance at   Charged to   Charged to                 Balance at
                                           Beginning    Costs and      Other                       End
 Classification                            of Period     Expenses     Accounts    Deductions     of Year
 --------------                            ---------    ---------    ---------    ----------    ---------
Year ended December 31, 2000
   Allowance for doubtful
      accounts                             $   1,266    $   1,568    $     -      $  (1,581)(a) $   1,253


Year ended December 31, 1999
   Allowance for doubtful
      accounts                             $   1,211    $     246    $     277(b) $    (468)(a) $   1,266


Year ended December 31, 1998
   Allowance for doubtful
      accounts                             $   1,462    $     328     $    -      $    (579)(a) $   1,211

(a) Represents charge-offs, net of recoveries, to the allowance for doubtful accounts.
(b) Represents the allowance for doubtful accounts associated with the Korn Industries acquisition.

                                 EXHIBIT (4.7)
                               CREDIT AGREEMENT


                                     among


                          CHROMCRAFT REVINGTON, INC.


                                      and


                            BANK ONE, INDIANA, N.A.,
                         NATIONAL CITY BANK OF INDIANA
                                 SUNTRUST BANK
                          THE NORTHERN TRUST COMPANY


                                      and


                       BANK ONE, INDIANA, N.A., AS AGENT


                         Dated as of December 20, 2000

                               TABLE OF CONTENTS

                                                                     Page
                                                                     ----

PREAMBLE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
RECITALS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

SECTION 1.  Definitions . . . . . . . . . . . . . . . . . . . . . . .  1

1.1.    Defined Terms . . . . . . . . . . . . . . . . . . . . . . . .  1
1.2.    Rules of Construction . . . . . . . . . . . . . . . . . . . . 12
1.3.    Accounting Terms  . . . . . . . . . . . . . . . . . . . . . . 12

SECTION 2.  Credit  . . . . . . . . . . . . . . . . . . . . . . . . . 12

2.1.    Commitments   . . . . . . . . . . . . . . . . . . . . . . . . 12
             2.1.1.  Revolving Commitment . . . . . . . . . . . . . . 12
             2.1.2.  Cash Management Line/Mandatory Funding . . . . . 13
2.2.    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . 13
             2.2.1.  Revolving Commitment . . . . . . . . . . . . . . 13
             2.2.2.  Cash Management Line . . . . . . . . . . . . . . 14
             2.2.3.  General  . . . . . . . . . . . . . . . . . . . . 14
2.3.    Payments of Principal and Interest  . . . . . . . . . . . . . 14
             2.3.1.  Revolving Commitment . . . . . . . . . . . . . . 14
             2.3.2.  Cash Management Line . . . . . . . . . . . . . . 15
             2.3.3.  Method of Payment  . . . . . . . . . . . . . . . 15
             2.3.4.  Banking Day  . . . . . . . . . . . . . . . . . . 15
2.4.    Method of Advance . . . . . . . . . . . . . . . . . . . . . . 15
             2.4.1.  Revolving Commitment . . . . . . . . . . . . . . 15
             2.4.2.  Cash Management Line . . . . . . . . . . . . . . 16
             2.4.3.  General  . . . . . . . . . . . . . . . . . . . . 17
2.5.    Procedures for Electing Optional Rates  . . . . . . . . . . . 17
2.6.    Fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
             2.6.1.  Commitment Fee - Revolving Commitment  . . . . . 19
             2.6.2.  Agent Fee  . . . . . . . . . . . . . . . . . . . 19
2.7.    Reductions and Increases of Revolving Commitment  . . . . . . 19
             2.7.1.  Reductions . . . . . . . . . . . . . . . . . . . 19
             2.7.2.  Increases  . . . . . . . . . . . . . . . . . . . 20
2.8.    Non-Receipt of Funds by the Agent . . . . . . . . . . . . . . 20
2.9.    Issuance of Letters of Credit . . . . . . . . . . . . . . . . 21
2.10.   Letters of Credit Participation and Fees  . . . . . . . . . . 22
2.11.   Reimbursement of Letters of Credit  . . . . . . . . . . . . . 23
2.12.   Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . . 24
2.13.   Lending Installations . . . . . . . . . . . . . . . . . . . . 24

                                                                     PAGE
                                                                     ----

SECTION 3.  Guaranty  . . . . . . . . . . . . . . . . . . . . . . . . 25

SECTION 4.  Representations and Warranties  . . . . . . . . . . . . . 25

4.1.    Due Organization  . . . . . . . . . . . . . . . . . . . . . . 25
4.2.    Due Qualification . . . . . . . . . . . . . . . . . . . . . . 25
4.3.    Corporate Power . . . . . . . . . . . . . . . . . . . . . . . 25
4.4.    Corporate Authority . . . . . . . . . . . . . . . . . . . . . 25
4.5.    Financial Statements  . . . . . . . . . . . . . . . . . . . . 26
4.6.    No Material Adverse Change  . . . . . . . . . . . . . . . . . 26
4.7.    Subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . 26
4.8.    Binding Obligations . . . . . . . . . . . . . . . . . . . . . 26
4.9.    Marketable Title  . . . . . . . . . . . . . . . . . . . . . . 26
4.10.   Indebtedness  . . . . . . . . . . . . . . . . . . . . . . . . 26
4.11.   Default . . . . . . . . . . . . . . . . . . . . . . . . . . . 27
4.12.   Tax Returns . . . . . . . . . . . . . . . . . . . . . . . . . 27
4.13.   Litigation  . . . . . . . . . . . . . . . . . . . . . . . . . 27
4.14.   ERISA . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27
4.15.   Full Disclosure . . . . . . . . . . . . . . . . . . . . . . . 27
4.16.   Contracts of Surety . . . . . . . . . . . . . . . . . . . . . 27
4.17.   Licenses  . . . . . . . . . . . . . . . . . . . . . . . . . . 28
4.18.   Compliance with Law . . . . . . . . . . . . . . . . . . . . . 28
4.19.   Force Majeure . . . . . . . . . . . . . . . . . . . . . . . . 28
4.20.   Margin Stock  . . . . . . . . . . . . . . . . . . . . . . . . 28
4.21.   Approvals . . . . . . . . . . . . . . . . . . . . . . . . . . 28
4.22.   Insolvency  . . . . . . . . . . . . . . . . . . . . . . . . . 28
4.23.   Regulation  . . . . . . . . . . . . . . . . . . . . . . . . . 28
4.24.   Environmental Compliance  . . . . . . . . . . . . . . . . . . 29
4.25.   General . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

SECTION 5.  Covenants . . . . . . . . . . . . . . . . . . . . . . . . 29

5.1.    Affirmative Covenants . . . . . . . . . . . . . . . . . . . . 29
             5.1.1.   Financial Reporting . . . . . . . . . . . . . . 29
             5.1.2.   Good Standing . . . . . . . . . . . . . . . . . 31
             5.1.3.   Taxes, Etc  . . . . . . . . . . . . . . . . . . 31
             5.1.4.   Maintain Properties . . . . . . . . . . . . . . 31
             5.1.5.   Insurance . . . . . . . . . . . . . . . . . . . 31
             5.1.6.   Books and Records . . . . . . . . . . . . . . . 31
             5.1.7.   Reports . . . . . . . . . . . . . . . . . . . . 32
             5.1.8.   Licenses  . . . . . . . . . . . . . . . . . . . 32
             5.1.9.   Notice of Material Adverse Change . . . . . . . 32
             5.1.10.  Conduct of Business . . . . . . . . . . . . . . 32

                                                                     PAGE
                                                                     ----

             5.1.11.  Compliance with Laws  . . . . . . . . . . . . . 32
             5.1.12.  Use of Proceeds . . . . . . . . . . . . . . . . 32
             5.1.13.  Loan Payments . . . . . . . . . . . . . . . . . 32
             5.1.14.  Adjusted Consolidated Tangible Net Worth  . . . 33
             5.1.15.  Consolidated Net Worth  . . . . . . . . . . . . 33
             5.1.16.  Senior Leverage Ratio . . . . . . . . . . . . . 33
             5.1.17.  Fixed Charge Coverage Ratio . . . . . . . . . . 33
             5.1.18.  Notice of Environmental Matters . . . . . . . . 33
             5.1.19.  Banking Accounts  . . . . . . . . . . . . . . . 34
5.2.    Negative Covenants  . . . . . . . . . . . . . . . . . . . . . 34
             5.2.1.   Dispose of Property . . . . . . . . . . . . . . 34
             5.2.2.   Further Encumber  . . . . . . . . . . . . . . . 34
             5.2.3.   Dividends . . . . . . . . . . . . . . . . . . . 34
             5.2.4.   Purchase Stock  . . . . . . . . . . . . . . . . 34
             5.2.5.   Borrowings  . . . . . . . . . . . . . . . . . . 35
             5.2.6.   Loans, Etc. . . . . . . . . . . . . . . . . . . 35
             5.2.7.   Guarantees  . . . . . . . . . . . . . . . . . . 35
             5.2.8.   Merger, Acquisitions, Etc.  . . . . . . . . . . 35
             5.2.9.   Change Name and Place of Business . . . . . . . 36
             5.2.10.  Accounting Policies . . . . . . . . . . . . . . 36
             5.2.11.  Change of Business  . . . . . . . . . . . . . . 36
             5.2.12.  Benefit Plan  . . . . . . . . . . . . . . . . . 36

SECTION 6.  Conditions Precedent to Loans . . . . . . . . . . . . . . 37

6.1.    Conditions to Initial Advance . . . . . . . . . . . . . . . . 37
             6.1.1.   Authorization . . . . . . . . . . . . . . . . . 37
             6.1.2.   Loan Documents  . . . . . . . . . . . . . . . . 37
             6.1.3.   Guaranty  . . . . . . . . . . . . . . . . . . . 37
             6.1.4.   Incumbency Certificates . . . . . . . . . . . . 37
             6.1.5.   Opinion of Counsel  . . . . . . . . . . . . . . 37
             6.1.6.   UCC Searches  . . . . . . . . . . . . . . . . . 37
             6.1.7.   Regulation U  . . . . . . . . . . . . . . . . . 37
             6.1.8.   Compliance Certificate  . . . . . . . . . . . . 37
             6.1.9.   Facility Fees . . . . . . . . . . . . . . . . . 38
             6.1.10.  Termination of Existing Credit Agreement  . . . 38
             6.1.11.  Additional Documentation  . . . . . . . . . . . 38
6.2.    Conditions to Subsequent Advances . . . . . . . . . . . . . . 38
             6.2.1.   No Default  . . . . . . . . . . . . . . . . . . 38
             6.2.2.   Representations and Warranties  . . . . . . . . 38
             6.2.3.   Legal Matters . . . . . . . . . . . . . . . . . 38
             6.2.4.   Expenses  . . . . . . . . . . . . . . . . . . . 38

                                                                     PAGE
                                                                     ----

6.3.    Special Conditions to Advances for Permitted Acquisitions . . 38
             6.3.1.   Written Requests  . . . . . . . . . . . . . . . 38
             6.3.2.   Acquisition Documents . . . . . . . . . . . . . 39
             6.3.3.   Representations of Target's Financial
                      Statements  . . . . . . . . . . . . . . . . . . 39
             6.3.4.   Expenses  . . . . . . . . . . . . . . . . . . . 39
6.4.    General . . . . . . . . . . . . . . . . . . . . . . . . . . . 39

SECTION 7.  Default . . . . . . . . . . . . . . . . . . . . . . . . . 39

SECTION 8.  Remedy  . . . . . . . . . . . . . . . . . . . . . . . . . 41

8.1.    Acceleration  . . . . . . . . . . . . . . . . . . . . . . . . 41
8.2.    Deposit to Secure Reimbursement Obligations . . . . . . . . . 42
8.3.    Subrogation . . . . . . . . . . . . . . . . . . . . . . . . . 42
8.4.    Preservation of Rights  . . . . . . . . . . . . . . . . . . . 42
8.5.    Actions by the Agent/Default Rate . . . . . . . . . . . . . . 42

SECTION 9.  The Agent . . . . . . . . . . . . . . . . . . . . . . . . 43

9.1.    Appointment; Nature of Relationship . . . . . . . . . . . . . 43
9.2.    Powers  . . . . . . . . . . . . . . . . . . . . . . . . . . . 43
9.3.    General Immunity  . . . . . . . . . . . . . . . . . . . . . . 43
9.4.    No Responsibility for Loans, Recital, etc.  . . . . . . . . . 43
9.5.    Action on Instructions of Lenders . . . . . . . . . . . . . . 44
9.6.    Employment of Agents and Counsel  . . . . . . . . . . . . . . 44
9.7.    Reliance on Documents; Counsel  . . . . . . . . . . . . . . . 44
9.8.    Agent's Reimbursement and Indemnification . . . . . . . . . . 44
9.9.    Notice of Default . . . . . . . . . . . . . . . . . . . . . . 45
9.10.   Rights as a Lender  . . . . . . . . . . . . . . . . . . . . . 45
9.11.   Lender Credit Decision  . . . . . . . . . . . . . . . . . . . 45
9.12.   Successor Agent . . . . . . . . . . . . . . . . . . . . . . . 45
9.13.   Delegation to Affiliates  . . . . . . . . . . . . . . . . . . 46

SECTION 10.  Benefit of Agreement; Assignment, Participations . . . . 46

10.1.   Successors and Assigns  . . . . . . . . . . . . . . . . . . . 46
10.2.   Participations  . . . . . . . . . . . . . . . . . . . . . . . 47
             10.2.1.  Permitted Participants; Effect  . . . . . . . . 47
             10.2.2.  Voting Rights . . . . . . . . . . . . . . . . . 47
             10.2.3.  Benefit of Setoff . . . . . . . . . . . . . . . 47

                                                                     PAGE
                                                                     ----

10.3.   Assignments . . . . . . . . . . . . . . . . . . . . . . . . . 48
             10.3.1.  Permitted Assignments . . . . . . . . . . . . . 48
             10.3.2.  Effect; Effective Date  . . . . . . . . . . . . 48

10.4.   Dissemination of Information  . . . . . . . . . . . . . . . . 49
10.5.   Tax Treatment . . . . . . . . . . . . . . . . . . . . . . . . 49

SECTION 11.  General Provisions . . . . . . . . . . . . . . . . . . . 49

11.1.   Waivers, Amendments and Remedies  . . . . . . . . . . . . . . 49
11.2.   Survival of Representations . . . . . . . . . . . . . . . . . 50
11.3.   Governmental Regulation . . . . . . . . . . . . . . . . . . . 50
11.4.   Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . 50
11.5.   Choice of Law . . . . . . . . . . . . . . . . . . . . . . . . 50
11.6.   Headings  . . . . . . . . . . . . . . . . . . . . . . . . . . 50
11.7.   Entire Agreement  . . . . . . . . . . . . . . . . . . . . . . 50
11.8.   Expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . 50
11.9.   Indemnification . . . . . . . . . . . . . . . . . . . . . . . 51
11.10.  Confidentiality . . . . . . . . . . . . . . . . . . . . . . . 51
11.11.  Giving Notice . . . . . . . . . . . . . . . . . . . . . . . . 51
11.12.  Counterparts  . . . . . . . . . . . . . . . . . . . . . . . . 51
11.13.  Incorporation by Reference  . . . . . . . . . . . . . . . . . 52
11.14.  Time of Essence . . . . . . . . . . . . . . . . . . . . . . . 52
11.15.  No Joint Venture  . . . . . . . . . . . . . . . . . . . . . . 52
11.16.  Severability  . . . . . . . . . . . . . . . . . . . . . . . . 52
11.17.  Waiver of Setoff  . . . . . . . . . . . . . . . . . . . . . . 52
11.18.  Gender  . . . . . . . . . . . . . . . . . . . . . . . . . . . 52
11.19.  Right of Setoff . . . . . . . . . . . . . . . . . . . . . . . 52
11.20.  Lenders Not in Control  . . . . . . . . . . . . . . . . . . . 53
11.21.  Additional Amounts Payable  . . . . . . . . . . . . . . . . . 53
11.22.  Adjustments . . . . . . . . . . . . . . . . . . . . . . . . . 53
11.23.  Application of Proceeds . . . . . . . . . . . . . . . . . . . 54
11.24.  Foreign Lender Withholding Tax  . . . . . . . . . . . . . . . 54
11.25.  Replacement of Lenders  . . . . . . . . . . . . . . . . . . . 55
11.26.  Relationship of Parties; Mutual Release of Consequential
        Damages . . . . . . . . . . . . . . . . . . . . . . . . . . . 55
11.27.  Waiver of Jury Trial  . . . . . . . . . . . . . . . . . . . . 55


Schedule I     Lenders and Lenders' Revolving Commitments
Schedule II    Permitted Encumbrances
Schedule 4.7   Subsidiaries
Schedule 4.10  Indebtedness

Exhibit A      Compliance Certificate
Exhibit B      Form of Revolving Note
Exhibit C      Credit Note (Cash Management Line)
Exhibit D      Form of Subsidiary Guaranty
Exhibit E      Assignment Agreement

                           CREDIT AGREEMENT
                           ----------------


     THIS CREDIT AGREEMENT, dated as of the 20th day of December, 2000, among CHROMCRAFT REVINGTON, INC., a Delaware corporation (the "Borrower"), the Lenders party hereto as listed on Schedule I hereto, and BANK ONE, INDIANA, N.A., a national banking association, as agent for the Lenders hereunder (in such capacity, the "Agent"). The parties agree as follows:


                               SECTION 1
                               ---------

                              Definitions
                              -----------

     1.1.  Defined Terms.  As used in this Agreement:

     "Adjusted Consolidated Tangible Net Worth" means, on any date of determination, the amount by which (a) Consolidated Net Worth exceeds
(b) the sum of (i) all assets which would be classified as intangible assets under GAAP, including without limitation, goodwill (whether representing the excess of cost over book value of assets acquired or otherwise), patents, trademarks, trade names, copyrights, franchises, operating permits, unamortized debt discount and expense, organization costs, and research and development costs, (ii) minority interests in subsidiaries, (iii) cash set apart and held in a sinking or other similar fund established for the purpose of redemption or other retirement of capital stock, (iv) to the extent not otherwise deducted, reserves for depreciation, depletion, obsolescence and/or amortization of properties and all other reserves or appropriations of retained earnings which, in accordance with GAAP, should be established in connection with the business conducted by Borrower and
(v) any revaluation or other write-up in book value of assets subsequent to the date hereof.

     "Adjusted LIBOR" means, for each LIBOR Loan, the rate per annum (rounded up, if necessary, to the nearest 1/16%) determined by the Agent to be equal to the quotient of (a) the LIBOR divided by (b) 1 minus the Reserve Requirement.

     "Advance" means a disbursement of proceeds of the Loans.

     "Affiliate" means, with respect to any Person, any other Person
(a) directly or indirectly through one or more intermediaries, controlling, controlled by, or under common control with, such Person, and (b) that directly or indirectly owns more than Ten Percent (10%) of any class of the voting securities or capital stock of or equity interests in such Person. A Person shall be deemed to control another Person if such Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of such other Person, whether through the ownership of voting securities, by contract or otherwise.

     "Agent" means Bank One, Indiana, NA., in its capacity as agent for the Lenders hereunder, and any successor Agent appointed pursuant to this Agreement.

     "Agreement" means this Credit Agreement, as amended from time to time.

     "Alternate Base Rate" means, for any day, a rate of interest per annum equal to the higher of (i) the Prime Rate for such day, and (ii) the sum of the Federal Funds Effective Rate for such day plus 1/2% per annum.

     "Alternate Base Rate Loan" means any Loan when and to the extent that the interest rate thereof is determined by reference to the Alternate Base Rate.

     "Applicable Margin" and "Applicable Fee" is determined by reference to the following tables:

                                                        Applicable Margin
                                  Applicable Margin     for Federal Funds
      Senior Leverage Ratio        for LIBOR Loans            Loans
      ---------------------       -----------------     -----------------

     Equal to or greater than
     2.00 to 1.00                       1.125%                1.25%

     Less than 2.00 to 1.00
     but greater than or equal
     to 1.50 to 1.00                     .875%                1.00%

     Less than 1.50 to 1.00
     but greater than or equal
     to 1.00 to 1.00                     .75%                  .875%

     Less than 1.00 to 1.00
     but greater than or equal
     to .50 to 1.00                      .625%                 .75%

     Less than .50 to 1.00               .50%                  .625%


                                   Applicable Fee        Applicable Fee
                                 for Standby Letters     for Commitment
      Senior Leverage Ratio           of Credit                Fee
      ---------------------      -------------------     --------------

     Equal to or greater than
     2.0 to 1.00                        1.125%                 .225%

     Less than 2.0 to 1.00 but
     greater than or equal to
     1.5 to 1.00                         .875%                 .20%

     Less than 1.50 to 1.00 but
     greater than or equal to
     1.00 to 1.00                        .75%                  .175%

     Less than 1.00 to 1.00 but
     greater than or equal to
     .50 to 1.00                         .625%                 .15%

     Less than .50 to 1.00               .50%                  .125%


The Applicable Margin and the Applicable Fee shall initially be determined based on the Senior Leverage Ratio determined from Borrower's most recent quarterly Financial Statements. Adjustments, if any, to the Applicable Margin and the Applicable Fee shall be effective five (5) Banking Days after the Agent has received Borrower's Financial Statements delivered to the Lenders pursuant to
Section 5.1.1 hereof for the immediately preceding fiscal quarter. In the event the Lenders have not received the required Financial Statements pursuant to Section 5.1.1 hereof within the time periods provided therein, the maximum Senior Leverage Ratio and the highest Applicable Margin and Applicable Fee set forth in the foregoing tables shall be conclusively presumed to be correct until five (5) Banking Days after the applicable Financial Statements are so delivered. In no event shall the Applicable Margin and the Applicable Fee be adjusted downward if there exists a Default on the date on which such downward adjustment would otherwise become effective until such time as the Default has been cured, waived or ceases to exist. The provisions of this definition are not intended to, and shall not be construed to, authorize any violation by Borrower of Section 5.1.16 hereof or to constitute a waiver thereof or any commitment by the Lenders to waive any violation by Borrower of Section 5.1.16 hereof.

     "Authorized Officer" means any officer or employee of Borrower whose authority to perform acts to be performed only by an Authorized Officer under the terms of this Agreement are evidenced by (a) a certified copy of an appropriate resolution of the Board of Directors of Borrower, or (b) a written authorization specifying an employee of Borrower signed by an Authorized Officer.

     "Bank One" means Bank One, Indiana, N.A., a national banking association, having its principal offices in Indianapolis, Indiana, in its individual capacity.

     "Banking Day" means a day on which the principal domestic office of all the Lenders is open for the purpose of conducting substantially all of its business activities, and, if the applicable day relates to a LIBOR Loan, LIBOR Interest Period, or notice with respect to a LIBOR Loan, a day on which dealings in U.S. dollar deposits are carried on in the London interbank market and Lenders are open for business in London.

     "Borrower" shall have the meaning ascribed in the first paragraph of this Agreement.

     "Capitalized Lease" means any lease of property which would be capitalized on a balance sheet of a Person prepared in accordance with GAAP.

     "Capitalized Lease Obligations" means the amount of the obligations of a Person under Capitalized Leases which would be shown as liabilities on a balance sheet of such Person prepared in accordance with GAAP.

     "Cash Management Line" means the unsecured cash management line of credit in the maximum principal amount of Five Million Dollars
($5,000,000) provided by Bank One to Borrower, governed by this Agreement, including any renewal or extension thereof.

     "Cash Management Note" means the Credit Note (Cash Management
Line), in substantially the form of Exhibit C hereto, duly executed by Borrower to Bank One to evidence the Cash Management Line, including any amendment, modification, renewal, extension or replacement thereof.

     "A Change in Control" shall be deemed to have occurred if (a) any Person or group of Persons (other than (i) Borrower, (ii) any Subsidiary of Borrower, (iii) any employee or director benefit plan or stock plan of Borrower or a Subsidiary of Borrower or any trustee or fiduciary with respect to any such plan when acting in that capacity or any trust related to any such plan or (iv) 399 Venture Partners, Inc.) shall have acquired beneficial ownership of shares representing more than Twenty-Five Percent (25%) of the combined voting power represented by the outstanding voting shares of Borrower (within the meaning of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended, and the applicable rules and regulations thereunder) or (b) during any period of twelve (12) consecutive months, commencing before or after the date of this Agreement, individuals who on the first day of such period were directors of Borrower (together with any replacement or additional directors who were nominated or elected by a majority of directors then in office) cease to constitute a majority of the Board of Directors of Borrower.

     "Commitment Fee" means the fee required to be paid by Borrower pursuant to Section 2.6.1 hereof.

     "Compliance Certificate" means a Compliance Certificate, in the form attached hereto as Exhibit A, duly executed by the chief executive officer or chief financial officer of Borrower.

     "Consolidated Net Worth" means the excess of Borrower's consolidated total assets over Borrower's Consolidated Total
Liabilities, each determined in accordance with GAAP and as shown on the balance sheets furnished to the Lenders from time to time pursuant to Section 5.1.1 hereof.

     "Consolidated Total Liabilities" means the consolidated total liabilities of Borrower and its Subsidiaries, determined in accordance with GAAP and as shown on the financial statements furnished to the Lenders from time to time pursuant to Section 5.1.1 hereof.

     "Default" means an event described in Section 7 hereof.

     "Defaulting Lender" shall mean any Lender with respect to which a Lender Default is in effect.

     "Eligible Transferees" means a commercial bank, financial institution or other "accredited investor" (as defined in Regulation D of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder).

     "Environmental Laws" means all provisions of laws, statutes, ordinances, rules, regulations, permits, licenses, judgments, writs, injunctions, decrees, orders, awards and standards promulgated by any Governmental Authority concerning the protection of, or regulation of the discharge of substances into, the environment or concerning the health or safety of persons with respect to environmental hazards, and includes, without limitation, the Hazardous Materials Transportation
Act, 42 U.S.C. Section 1801 et seq., the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, 42 U.S.C. Section 9601 et seq., Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 and Solid and Hazardous Waste Amendments of 1984, 42 U.S.C. Section 6901 et seq., Federal Water Pollution Control Act, as amended by the Clean Water Act of 1977,
33 U.S.C. Section 1251 et seq., Clean Air Act of 1966, as amended,
42 U.S.C. Section 7401 et seq., Toxic Substances Control Act of 1976,
15 U.S.C. Section 2601 et seq., the Federal Insecticide, Fungicide, and Rodenticide Act, 7 U.S.C. Section 7401 et seq., Occupational Safety and Health Act of 1970, as amended, 29 U.S.C. Section 651 et seq., Emergency Planning and Community Right-to-Know Act of 1986, 42 U.S.C. Section 11001 et seq., National Environmental Policy Act of 1975, 42 U.S.C. Section 4321 et seq., Safe Drinking Water Act of 1974, as amended, 42 U.S.C.
Section 300(f) et seq., and any similar or implementing state law, and all amendments, rules, and regulations promulgated thereunder.

     "ERISA" means the Employee Retirement Income Security Act of
1974, as amended.

     "ERISA Affiliate" means any trade or business, whether or not incorporated, which together with Borrower would be treated as a single employer under ERISA.

     "Existing Credit Agreement" means the Credit Agreement dated as of December 20, 1995 among Borrower, the banks party thereto and the Agent.

     "Facilities" means the Revolving Commitment, the Cash Management Line, the Letters of Credit, and any other credit facility provided by the Lenders from time to time pursuant to this Agreement.

     "Federal Funds Effective Rate" means, for any day, an interest rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published for such day (or, if such day is not a Banking Day, for the immediately preceding Banking Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Banking Day, the average of the quotations at approximately 10:00 A.M. (Chicago time) on such day on such transactions received by the Agent from three (3) Federal funds brokers of recognized standing selected by the Agent in its sole discretion (rounded upward, if necessary, to the nearest 1/16%).

     "Federal Funds Loans" means any Revolving Loan when and to the extent that the interest rate thereof is determined by reference to the Federal Funds Effective Rate.

     "Financial Statements" means, as the context may require, (a) the consolidated balance sheets of Borrower and its Subsidiaries as of June 30, 2000 and their consolidated statements of income and retained earnings and consolidated statement of cash flows for the periods then ended, and (b) the consolidated financial statements of Borrower and its Subsidiaries furnished from time to time pursuant to Section 5.1.1 hereof; in all cases, together with any accompanying notes thereto, and any other documents or data furnished in connection therewith.

     "Fixed Charge Coverage Ratio" means, as of the last day of any fiscal quarter, the ratio of (a) the sum of (i) consolidated net income before taxes for the 12-month period ending on such date of determination, plus (ii) consolidated interest expense for the 12-month period ending on such date of determination, plus (iii) consolidated operating lease rental expense for the 12-month period ending on such date of determination, divided by (b) the sum of (i) consolidated interest expense for the 12-month period ending on such date of determination, plus (ii) consolidated operating lease rental expense for the 12-month period ending on such date of determination. The Fixed Charge Coverage Ratio shall be determined in accordance with GAAP and as shown in the Financial Statements furnished to the Lenders from time to time pursuant to Section 5.1.1 hereof.

     "GAAP" means generally accepted accounting principles in the United States of America in effect from time to time as promulgated by the Financial Accounting Standards Board and recognized and interpreted by the American Institute of Certified Public Accountants.

     "Governmental Authority" means any nation or government, any state or other political subdivision thereof, and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government, including, without limiting the generality of the foregoing, any agency, body, commission, court or department thereof, whether federal, state, local or foreign.

     "Guarantors" means, jointly and severally, Chromcraft
Corporation, Peters-Revington Corporation, Silver Furniture Co., Inc., Silver Furniture Manufacturing Co., Inc., CRI Capital Corporation, Korn Industries, Incorporated, CRI Corporation-Sumter, Cochrane
Furniture Company, Inc. and any other Subsidiaries of Borrower from time to time.

     "Guaranty" means the Subsidiary Guaranty, in substantially the form of Exhibit D hereto, duly executed by each of the Guarantors to the Lenders in connection with the Obligations, including any modification or replacement thereof.

     "Indebtedness" means, for any Person, (a) all indebtedness or other obligations of such Person for borrowed money or for the deferred purchase price of property or services; (b) all indebtedness or other obligations of any other Person for borrowed money or for the deferred purchase price of property or services, the payment or collection of which the subject Person has guaranteed (except by reason of endorsement for collection in the ordinary course of business) or in respect of which the subject Person is liable, contingently or otherwise, including, without limitation, liability by way of agreement to purchase, to provide funds for payment, to supply funds to or otherwise to invest in such other Person, or otherwise to assure a creditor against loss; (c) all indebtedness or other obligations of any other Person for borrowed money or for the deferred purchase price of property or services secured by (or for which the holder of such indebtedness has an existing right, contingent or otherwise, to be secured by) any mortgage, deed of trust, pledge, lien, security interest or other charge or encumbrance upon or in property owned by the subject Person, whether or not such Person has assumed or become liable for the payment of such indebtedness or obligations; and (d) Capitalized Lease Obligations.

     "LC Issuer" means Bank One (or any subsidiary or affiliate of Bank One designated by Bank One which has a credit rating not less Bank One's credit rating) in its capacity as issuer of the Letters of Credit hereunder.

     "Lender" means the lending institutions listed on Schedule I hereto, their successors and assigns, as well as any Person which becomes a "Lender" hereunder pursuant to Section 10.3 hereof.

     "Lender Default" shall mean (a) the refusal (which has not been retracted) of a Lender to make available its portion of any borrowing hereunder or (b) a Lender having notified in writing Borrower and/or the Agent that it does not intend to comply with its obligations under
Section 2 hereof, in the case of either clause (a) or (b) as a result of any takeover of such Lender by any regulatory authority or agency.

     "Lending Installation" means, with respect to a Lender or the Agent, the office, branch, subsidiary or affiliate of such Lender or the Agent listed on the signature pages hereof or on a Schedule or otherwise selected by such Lender or the Agent pursuant to Section
2.13 hereof.

     "Letters of Credit" means standby and commercial letters of credit, now or hereafter issued by the LC Issuer, from time to time, at the request of, and for the account of, Borrower and issued on behalf of Borrower or a Guarantor.

     "Letter of Credit Applications" means, collectively, each Application for Standby Letter of Credit and each Application and Agreement for Irrevocable Letter of Credit, in the forms prescribed by the LC Issuer, duly executed by Borrower in favor of the LC Issuer, from time to time, to govern a Letter of Credit, as any of the same may be amended from time to time.

     "LIBOR" means, with respect to each LIBOR Advance for the relevant LIBOR Interest Period, the applicable British Bankers' Association Interest Settlement Rate for deposits in U.S. dollars appearing on Reuters Screen FRBD as of 11:00 a.m. (London time) two
(2) Banking Days prior to the first day of such LIBOR Interest Period, and having a maturity equal to such LIBOR Interest Period, provided that, (a) if Reuters Screen FRBD is not available to the Agent for any reason, the applicable LIBOR for the relevant LIBOR Interest Period shall instead be the applicable British Bankers' Association Interest Settlement Rate for deposits in U.S. dollars as reported by any other generally recognized financial information service as of 11:00 a.m. (London time) two (2) Banking Days prior to the first day of such LIBOR Interest Period, and (b) if no such British Bankers' Association Interest Settlement Rate is available to the Agent, the applicable LIBOR for the relevant LIBOR Interest Period shall instead be the rate determined by the Agent to be the rate at which Bank One or one of its affiliate banks offers to place deposits in U.S. dollars with first-class lenders in the London interbank market at approximately 11:00 a.m. (London time) two (2) Banking Days prior to the first day of such LIBOR Interest Period, in the appropriate amount of Bank One's relevant LIBOR Advance and having a maturity approximately equal to such LIBOR Interest Period.

     "LIBOR Interest Period" means, with respect to a LIBOR Advance, a period of one (1), two (2), three (3) or six (6) months commencing on a Banking Day selected by Borrower pursuant to this Agreement. Such LIBOR Interest Period shall end on the day which corresponds numerically to such date one (1), two (2), three (3) or six (6) months thereafter, provided, however, that if there is no such numerically corresponding day in such next, second (2nd), third (3rd) or sixth
(6th) succeeding month, such LIBOR Interest Period shall end on the last Banking Day of such next, second (2nd), third (3rd) or sixth
(6th) succeeding month. If a LIBOR Interest Period would otherwise end on a day which is not a Banking Day, such LIBOR Interest Period shall end on the next succeeding Banking Day, provided, however, that if said next succeeding Banking Day falls in a new calendar month, such LIBOR Interest Period shall end on the immediately preceding Banking Day.

     "LIBOR Loans" means any Loan when and to the extent that the interest rate thereof is determined by reference to the Adjusted
LIBOR.

     "Loan Documents" means this Agreement, the Notes, the Guaranty, any Letter of Credit Applications, and any other documents or instruments now or hereafter executed and delivered by or on behalf of Borrower to any Lender or the Agent to evidence, govern or secure the Obligations.

     "Loans" means the Revolving Loans and the Advances under the Cash Management Line.

     "Mandatory Funding" shall have the meaning ascribed thereto in
Section 2.1.3 hereof.

     "Net Income" means, for any period, the consolidated net income of Borrower after deductions for income taxes, determined in accordance with GAAP and as shown on Borrower's consolidated financial statements furnished to the Lenders pursuant to Section 5.1.1 hereof.

     "Notes" means, collectively, the Revolving Notes and the Cash Management Note.

     "Obligations" means all of the unpaid principal amount of, and accrued interest on, the Notes, actual and contingent reimbursement obligations under the Letters of Credit, all commitment fees, Agent fees, Letter of Credit fees, all other obligations and liabilities of Borrower to the Lenders or to any Lender or to the Agent in connection with the Facilities of every type and description, direct or indirect, absolute or contingent, due or to become due, now existing or hereafter arising, or otherwise arising under the Loan Documents whether or not contemplated by Borrower or the Lenders as of the date hereof, including, without limitation, all reasonable costs of collection and enforcement of any and all thereof, including reasonable attorneys' fees.

     "Optional Rate" means a rate selected by Borrower to be calculated by reference to the Adjusted LIBOR or the Federal Funds Effective Rate.

     "Participants" shall have the meaning ascribed thereto in Section
10.2.1 hereof.

     "PBGC" means the Pension Benefit Guaranty Corporation established pursuant to ERISA, or any successor entity.

     "Permissible Increment" means a minimum principal amount of Five Hundred Thousand Dollars ($500,000) and minimum increments of One
Hundred Thousand Dollars ($100,000) above Five Hundred Thousand
Dollars ($500,000).

     "Permitted Encumbrances" means (a) liens for taxes or assessments which are not yet due, liens for taxes or assessments or liens of judgments which are being contested, appealed or reviewed in good faith by appropriate proceedings which prevent foreclosure of any such lien or levy of execution thereunder and against which liens, if any, adequate insurance or reserves have been provided; (b) pledges or deposits to secure payment of workers' compensation obligations and deposits or indemnities to secure public or statutory obligations or for similar purposes; (c) any liens and other security interests in favor of the Lenders and/or the Agent under the Loan Documents; (d) liens imposed by law, such as carrier's, warehousemen's and mechanics' liens and other similar liens arising in the ordinary course of business which secure payment of obligations not more than sixty (60) days past due; (e) utility easements, building restrictions, zoning ordinances and such other encumbrances or charges against real property as are of a nature generally existing with respect to properties of a similar character and which do not in any material way affect the marketability of the same or interfere with the use thereof in the business of a Person; (f) lessors' interests under Capitalized Leases; (g) liens encumbering only assets not constituting current assets and securing Indebtedness of Borrower and its Subsidiaries not exceeding in the aggregate Fifteen Percent (15%) of Borrower's Adjusted Consolidated Tangible Net Worth at any one time outstanding; and (h) those further encumbrances (if any) shown on Schedule II hereto.

     "Person" means and includes an individual, a partnership, a joint venture, a corporation, a limited liability company, a trust, an unincorporated organization and a Governmental Authority.

     "Plan" means an Employee Benefit Plan which is covered by Title 4 of ERISA or subject to the minimum lending standards under Section 412 of the Internal Revenue Service as to which Borrower may have any liability.

     "Prepayment Premium" means the excess, if any, determined by the Required Lenders of (a) the present value, at the time of prepayment, of the interest payments which would have been payable on account of an amount prepaid from the date of prepayment until the end of the period during which interest would have accrued at the Optional Rate, but for prepayment, less (b) the present value at the time of a prepayment of interest payments calculated at the Reinvestment Rate. The discount rate used by the Lenders in determining such present value calculations shall be the Reinvestment Rate.

     "Prime Rate" means a rate per annum equal to the prime rate of interest announced from time to time by Bank One or its parent (which is not necessarily the lowest rate charged to any customer), changing when and as said prime rate changes.

     "Pro Rata Share" means, for any Lender, when used with reference to an aggregate or total amount, an amount equal to the product of (a) such aggregate or total amount, times (b) a fraction, the numerator of which shall be such Lender's Revolving Commitment (or, if the Revolving Commitments have been terminated, the sum of such Lender's outstanding Revolving Loans and share of the face amount of outstanding Letters of Credit) and the denominator of which shall be the sum of the aggregate Revolving Commitments (or, if the Revolving Commitments have been terminated, the sum of the aggregate outstanding Revolving Loans and the aggregate face amount of outstanding Letters of Credit).

     "Purchasers" shall have the meaning ascribed thereto in Section
10.3.1 hereof.

     "Qualified Investments" means (a) short term obligations of, or fully guaranteed by, the United States of America, (b) commercial paper rated A-1 or better by Standard & Poor's Corporation or P-1 or better by Moody's Investors Service, Inc., (c) demand deposit accounts maintained in the ordinary course of business, and (d) certificates of deposit issued by commercial Lenders having capital and surplus in excess of One Hundred Million Dollars ($100,000,000).

     "Reinvestment Rate" means a rate which the Required Lenders estimate, at the time of a prepayment, they would receive upon reinvesting the principal amount of the prepayment in an obligation which presents a credit risk substantially similar (as determined in accordance with the commercial credit rating system then used by the Lenders) to that which is then presented by the LIBOR Loans for a period approximately equal to the balance of the period during which interest would accrue on the amount of LIBOR Loans prepaid, but for prepayment.

     "Replaced Lender" shall have the meaning ascribed thereto in
Section 11.25 hereof.

     "Replacement Lender" shall have the meaning ascribed thereto in
Section 11.25 hereof.

     "Required Lenders" means Lenders in the aggregate holding directly or indirectly through participation with respect to the Letters of Credit at least Fifty-One Percent (51%) of the sum of (a) the unpaid principal amount of the Loans, plus (b) the outstanding face amount of all Letters of Credit; or, if no Loans, or Letters of Credit are outstanding, Lenders in the aggregate having at least Fifty-One Percent (51%) of the aggregate Revolving Commitments.

     "Reserve Requirement" means, for any LIBOR Loan for any LIBOR Interest Period therefor, the daily average of the stated maximum rate (expressed as a decimal) at which reserves, including any marginal, supplemental, or emergency reserves, are required to be maintained during such LIBOR Interest Period under Regulation D by member Lenders of the Federal Reserve System against "Eurocurrency liabilities" (as such term is used in Regulation D), but without benefit or credit of proration, exemptions, or offsets that might otherwise be available from time to time under Regulation D. Without limiting the effect of the foregoing, the Reserve Requirement shall reflect any other reserves required to be maintained by the Lenders against any category of liabilities that includes deposits by reference to which the Adjusted LIBOR is to be determined or any category or extension of credit or other assets that includes LIBOR Loans.

     "Revolving Commitments" means, for each Lender, the amount set forth opposite such Lender's name on Schedule I hereto directly below the column entitled "Revolving Commitment."

     "Revolving Commitment Period" means the period from the date hereof until December 31, 2005.

     "Revolving Loans" means the loans made by the Lenders to Borrower under Section 2 hereof pursuant to their respective Revolving
Commitments, including any extensions or renewals thereof.

     "Revolving Notes" means the Credit Notes, each substantially in the form of Exhibit B hereto, duly executed by Borrower to the respective Lenders to evidence the Revolving Loans, including any and all renewals, extensions, replacements and modifications thereof.

     "Senior Leverage Ratio" means, as of the last day of any fiscal quarter of Borrower, the ratio of (a) all interest-bearing Indebtedness (including Capitalized Lease Obligations) excluding Subordinated Debt, divided by (b) the sum of (i) consolidated net income before taxes for the 12-month period ending on such date of determination, plus (ii) consolidated interest expense for the 12-month period ending on such date of determination, plus (iii) depreciation and amortization expenses for the 12-month period ending on such date of determination. The Senior Leverage Ratio shall be determined in accordance with GAAP and as shown in the Financial Statements furnished to the Lenders from time to time pursuant to
Section 5.1.1 hereof.

     "Subordinated Debt" means any Indebtedness of Borrower that is subordinated to the full, final and irrevocable payment of the Obligations in form and substance acceptable to the Lenders.

     "Subsidiary" of a Person means (i) any corporation more than 50% of the outstanding securities having ordinary voting power of which shall at the time be owned or controlled, directly or indirectly, by such Person or by one or more of its Subsidiaries or by such Person and one or more of its Subsidiaries, or (ii) any partnership, limited liability company, association, joint venture or similar business organization more than 50% of the ownership interests having ordinary voting power of which shall at the time be so owned or controlled. Unless otherwise expressly provided, all references herein to a "Subsidiary" shall mean a Subsidiary of Borrower.

     "Target" shall have the meaning ascribed thereto in Section 6.3.1 hereof.

     "Transferee" shall have the meaning ascribed in Section 10.4 hereof.

     "Unmatured Default" means any event which with notice, or lapse of time or both, would constitute a Default.

     1.2. Rules of Construction. The foregoing definitions shall be equally applicable to both the singular and plural forms of the defined terms. Use of the terms "herein" "hereof", and "hereunder" shall be deemed references to this Agreement in its entirety and not to the Section clause in which such term appears.

     1.3. Accounting Terms. All accounting terms not specifically defined herein shall be construed in accordance with GAAP consistent with those applied in the preparation of the Financial Statements.


                               SECTION 2
                               ---------

                                 Credit
                                 ------

     2.1.  Commitments.

          2.1.1. Revolving Commitment. Subject to the terms and conditions of this Agreement, each Lender severally agrees to make Revolving Loans to Borrower from time to time during the Revolving Commitment Period in a principal amount not in excess of the unborrowed portion of such Lender's Revolving Commitment on the borrowing date. No requested Revolving Loan Advance shall cause the aggregate outstanding balance of the Revolving Loan Advances plus the face amounts of outstanding Letters of Credit and unreimbursed drawings thereunder plus the aggregate outstanding principal balance of the Cash Management Line Advances to exceed the aggregate Revolving Commitments. During the Revolving Commitment Period, Borrower may use the Revolving Commitments by borrowing, prepaying the Revolving Loans in whole or in part, and reborrowing, all in accordance with the terms and conditions hereof. The Revolving Loans made by the Lenders pursuant hereto shall be evidenced by the Revolving Notes.

         2.1.2. Cash Management Line/Mandatory Funding. Subject to the terms and conditions of this Agreement, Bank One shall make the Cash Management Line available to Borrower in a maximum principal amount equal to the lesser of (a) the unborrowed portion of its Revolving Commitment or (b) Five Million Dollars ($5,000,000). No requested Advance under the Cash Management Line shall cause the aggregate outstanding principal balance of Cash Management Line Advances plus the aggregate outstanding principal balance of the Revolving Loan Advances plus the face amount of outstanding Letters of Credit and unreimbursed drawings thereunder to exceed the aggregate Revolving Commitments. During the Revolving Commitment Period, Borrower may borrow, prepay and reborrow such available amount under the Cash Management Line from time to time, all in accordance with the terms and conditions hereof. The Cash Management Line shall be evidenced by the Cash Management Note. On any Banking Day, Bank One may, in its sole discretion, give notice to the Lenders that the outstanding principal balance of the Cash Management Line Advances shall be funded with an Advance under the Revolving Loans (provided that such notice shall be deemed to have been automatically given upon the occurrence of a Default under
     Section 7(f) or (g) hereof), in which case an Advance under the Revolving Loans (each such Advance being referred to herein as a "Mandatory Funding") shall be made on the immediately succeeding Banking Day by all Lenders with a Revolving Loan pro rata based on each such Lender's Revolving Commitment, and the proceeds thereof shall be applied directly to Bank One to repay such outstanding Cash Management Line Advances. Each Lender with a Revolving Commitment hereby irrevocably agrees to make such Revolving Loans pursuant to each Mandatory Funding in the amount and in the manner specified in the preceding sentence and on the date specified to it by Bank One notwithstanding: (a) that the amount of the Mandatory Funding may not comply with the minimum amount for a borrowing specified in Section 2.4.1 hereof; (b) whether any conditions specified in Section 6 hereof are then satisfied; (c) the date of such Mandatory Funding; and (d) any reduction in the total Revolving Commitment after any such Advances under the Cash Management Line were made. In the event that any Mandatory Funding cannot for any reason be made on the date otherwise required above (including, without limitation, as a result of the commencement of a proceeding under the Bankruptcy Code in respect of Borrower), each Lender with a Revolving Commitment hereby agrees that it shall forthwith purchase from Bank One (without recourse or warranty) such assignment of the outstanding Advances under the Cash Management Line as shall be necessary to cause such Lenders to share in such Advances ratably based upon their respective Revolving Commitment, provided that all interest payable on such Advances shall be for the account of Bank One until the date the respective assignment is purchased and, to the extent attributable to the purchased assignment, shall be payable to the Lender purchasing same from and after such date of purchase.

     2.2.  Interest.

          2.2.1. Revolving Commitment. Prior to maturity or Default, the principal amount of the Revolving Loans outstanding from time to time shall bear interest at a rate per annum equal to the Alternate Base Rate, except that at the option of Borrower, exercised as provided in Section 2.5 hereof, interest may accrue prior to maturity on any Permissible Increment of outstanding Advances of the Revolving Loans at a per annum rate equal to (a) the Adjusted LIBOR plus the Applicable Margin, and/or (b) the Federal Funds Effective Rate plus the Applicable Margin. At the expiration of each LIBOR Interest Period on such Permissible Increment in the case of LIBOR Loans, or upon the next Banking Day in the case of Federal Funds Loans, unless, in each case, Borrower selects an Optional Rate as provided in
     Section 2.5 hereof, interest on such Permissible Increment shall again accrue at the Alternate Base Rate.

          2.2.2.  Cash Management Line.  Prior to maturity or
     Default, outstanding Advances under the Cash Management Line from time to time shall bear interest at a rate per annum equal to the Alternate Base Rate, except that at the option of Borrower, communicated by telephone or by telex, facsimile machine or other form of written or electronic communication delivered to Bank One, interest may accrue prior to maturity in minimum principal increments of One Hundred Thousand Dollars ($100,000) of outstanding Advances of the Cash Management Line for a period until otherwise notified by Borrower at a per annum rate equal to the Applicable Margin plus the Adjusted LIBOR having a LIBOR Interest Period of one (1) month as determined by Bank One; provided, that such Adjusted LIBOR shall be re-priced on each Banking Day during such period. The Cash Management Line may also accrue interest at such interest rate as Borrower and Bank One mutually agree to in writing.

          2.2.3. General. Interest shall be due and payable for the exact number of days principal is outstanding and shall be calculated on the basis of a three hundred sixty (360) day year. Any change in the interest rates occasioned by a change in the Alternate Base Rate shall be effective on the same day as the change in the Alternate Base Rate. Subject to Section 8.5 hereof, notwithstanding the Required Lenders may allow the election of an Optional Rate under Section 2.5(a) hereof while there exists a Default, after the maturity of any Facility, whether by acceleration or otherwise, and while and so long as there shall exist any uncured Default under any Facility, the Facilities shall bear interest at a per annum rate equal to Three Percent (3%) above the otherwise applicable rates.

     2.3.  Payments of Principal and Interest.

          2.3.1. Revolving Commitment. Interest only on the outstanding Advances of the Revolving Loans from time to time shall be due and payable throughout the term of the Revolving Commitment (a) on the first day of each calendar month with respect to each Alternate Base Rate Loan and Federal Funds Loan, and (b) on the last day of an applicable LIBOR Interest Period with respect to each LIBOR Loan and, in the case of a LIBOR Interest Period greater than three (3) months, at three (3) month intervals after the first day of such LIBOR Interest Period. Unless the Revolving Commitments are extended by the Lenders in their sole discretion, the entire principal balance of the Revolving Loans, together with all accrued and unpaid interest thereon, and all fees and charges payable in connection therewith, shall be due and payable on December 31, 2005.

          2.3.2. Cash Management Line. Interest only on the outstanding balance of the Cash Management Line from time to time shall be due and payable on the first day of each month. From time to time, Borrower shall make principal payments in respect of the Cash Management Line in an amount sufficient so that the outstanding principal balance of the Cash Management Line plus the outstanding balance of the Revolving Loans plus the face amounts of outstanding Letters of Credit and unreimbursed drawings thereunder does not exceed the aggregate Revolving Commitment. Unless the Cash Management Line is extended by Bank One, the entire principal balance of the Cash Management Line, together with all accrued and unpaid interest thereon, and all fees and charges payable in connection therewith, shall be due and payable on December 31, 2005.

          2.3.3. Method of Payment. All payments of principal and interest hereunder shall be made by Borrower to the Agent at its main office in Indianapolis, Indiana by 12:00 Noon (Indianapolis time) on the date when due, and shall be applied pro rata among the Lenders in accordance with the outstanding principal amounts of the Facilities held by them. Each payment delivered to the Agent for the account of any Lender shall be delivered by the Agent for the account of any Lender no later than 2:00 p.m. (Indianapolis time) on the same day.

          2.3.4. Banking Day. If any installment of principal or interest provided herein becomes due and payable on a date other than a Banking Day, the maturity of the installment of principal or interest shall be extended to the next succeeding Banking Day, and interest shall be payable during such extension of maturity.

     2.4.  Method of Advance.

          2.4.1. Revolving Commitment. As Borrower desires to obtain Revolving Loans hereunder, Borrower shall give the Agent notice of Borrower's intention to borrow pursuant to the Revolving Commitments by not later than 11:00 a.m. (Indianapolis time), on the proposed Banking Day of borrowing, subject to
     Section 2.5 hereof with respect to Optional Rate Advances and subject to compliance with Section 6.3 hereof. Each request once received by the Agent shall be irrevocable, subject to Section 2.5(h) hereof. Such notice may be made orally by an Authorized Officer, or upon a request transmitted to the Agent by telex, facsimile machine or other form of written electronic communication and signed by an Authorized Officer. The Agent may rely, without further inquiry, on all such requests which shall have been received by it in good faith by anyone reasonably believed to be an Authorized Officer. The Agent may require telephonic or other oral requests to be followed immediately by a written request. Each request shall in and of itself constitute a representation and warranty on behalf of Borrower that no Default or Unmatured Default has occurred and is continuing or would result from the making of the requested Advance and that the requested Advance shall not cause the principal balance of the Revolving Loans to exceed the aggregate Revolving Commitments. The Agent shall notify the Lenders of Borrower's intent to borrow by 12:00 p.m. (Indianapolis time) on the proposed Banking Day of borrowing. Subject to the limitations of
     Section 2.1 hereof, the principal amount of each Revolving Loan made by each Lender shall be that portion of the aggregate loans made that the Revolving Commitment of such Lender bears to the aggregate of the Revolving Commitments of the Lenders. By 2:00 p.m. (Indianapolis time) on each such borrowing date, each Lender severally agrees to make its portion of the Revolving Loan then being made to Borrower by making available to the Agent, either by wire transfer to the Agent's main office in Indianapolis, Indiana, or by deposit to any correspondent account which Agent may maintain with that Lender, the amount to be advanced by such Lender. Borrower hereby authorizes the disbursement of each such Revolving Loan (other than Revolving Loans made by payment of Letters of Credit and other than Mandatory Fundings) by deposit to the account of Borrower with Bank One, and Bank One, as Agent, shall, by 2:30 p.m. (Indianapolis time) on the date received, credit the amount so received from each Lender to the account of Borrower with Bank One. The aggregate principal amount of Revolving Loans (other than Revolving Loans made by payment of Letters of Credit and other than Mandatory Fundings) made on any borrowing date shall be a minimum of Five Hundred Thousand Dollars ($500,000) and in integral multiples of One Hundred Thousand Dollars ($100,000). Notwithstanding the foregoing, Mandatory Fundings under the Revolving Loans shall be made in accordance with Section 2.1.2 hereof with respect to repayment of Cash Management Line Advances.

          2.4.2. Cash Management Line. As Borrower desires to obtain Advances under the Cash Management Line hereunder, Borrower shall give the Agent and Bank One notice thereof by not later than Noon (Indianapolis time), on the proposed Banking Day of borrowing. Each request once received by Bank One shall be irrevocable. Such notice may be made orally by an Authorized Officer, or upon a request transmitted to the Agent and Bank One by telex, facsimile machine or other form of written electronic communication and signed by an Authorized Officer. The Agent and Bank One may rely, without further inquiry, on all such requests which shall have been received by it in good faith by anyone reasonably believed to be an Authorized Officer. Bank One may require telephonic or other oral requests to be followed immediately by a written request. Each request shall in and of itself constitute a representation and warranty on behalf of Borrower that no Default or Unmatured Default has occurred and is continuing or would result from the making of the requested Advance. No requested Advance shall cause the principal balance of the Cash Management Line to exceed Five Million Dollars ($5,000,000). Subject to borrowing availability, by 2:00 p.m. (Indianapolis time) on each such borrowing date, Bank One agrees to make its Advance under the Cash Management Line to Borrower by deposit to the account of Borrower with Bank One. The aggregate principal amount of Advances under the Cash Management Line made on any borrowing date shall be a minimum of One Hundred Thousand Dollars ($100,000) and in integral multiples of One Hundred Thousand Dollars ($100,000).

          2.4.3. General. All Advances by the Lenders and payments by Borrower shall be recorded by the Lenders on their books and records, and the principal amount outstanding from time to time, plus interest payable thereon shall be determined from the books and records of the Lenders. The books and records of the Lenders shall be presumed prima facie correct as to such matters.

     2.5. Procedures for Electing Optional Rates. Optional Rates may be elected only in accordance with the following procedures and subject to the other conditions contained in this Agreement:

          (a) Unless the Required Lenders otherwise agree, no Optional Rate may be elected at any time a Default exists and unless the Agent otherwise agrees, no Optional Rate may be elected at any time an Unmatured Default exists.

          (b) Borrower shall notify the Agent of its election or renewal of an Optional Rate prior to 11:00 a.m. (Indianapolis time) not less than three (3) Banking Days prior to the commencement of a LIBOR Interest Period with respect to LIBOR Loans, and the same Banking Day with respect to Federal Funds Loans, specifying (i) the election or renewal date, (ii) the amount of the Loan (or Loans taken together) elected or renewed which amount shall be in a Permissible Increment, and (iii) in the case of LIBOR Loans, the duration of the LIBOR Interest Period selected to apply thereto. The Agent shall immediately notify the Lenders whenever an Optional Rate is selected by Borrower.

          (c) An election of an Optional Rate may be communicated by telephone or by telex, facsimile machine or other form of written electronic communication, or by a writing delivered to the Agent. Borrower shall confirm in writing any election communicated by telephone. The Agent shall be entitled to rely on any verbal communication of the election of an Optional Rate which is received by a designated employee of the Agent from anyone reasonably believed in good faith by such employee to be authorized.

          (d) Not more than Six (6) Optional Rate Advances may be selected at any one time to apply to outstanding Advances.

          (e) Notwithstanding any other provision of this Agreement, in the event that the Agent determines (which determination if made in good faith shall be conclusive and binding upon Borrower) that by reason of circumstances affecting the London interbank market, adequate and reasonable means do not exist for ascertaining the LIBOR for any LIBOR Interest Period at a time when LIBOR Loans are outstanding, or quotations of interest rate for the relevant deposits referred to in definition of the Adjusted LIBOR are not being provided in the relevant amounts or for the relevant maturities for purposes of determining the rate of interest on a LIBOR Loan as provided herein, or if the Required Lenders determine (which determination if made in good faith shall be conclusive) that the relevant rates of interest referred to in the definition of the Adjusted LIBOR upon the basis of which the rate of interest for any such type of Loan is to be determined, to not accurately cover the cost to the Lenders of making or maintaining such types of Loans, the Agent shall forthwith give notice of such determination, confirmed in writing, to Borrower. If such notice is given, (i) the obligation of the Lenders to make LIBOR Loans shall be suspended until the Agent notifies Borrower that the circumstances giving rise to such suspension no longer exists, and (ii) the then outstanding principal amount of each LIBOR Loan shall be converted, on the last day of the then current LIBOR Interest Period applicable to such Loan, to an Alternate Base Rate Loan (subject to selection of any other permitted Optional Rate hereunder, subject to the provisions of Sections 2.2 and 2.5 hereof).

          (f) If any law or any governmental regulation, guideline or order or interpretation or application thereof by any Governmental Authority charged with the interpretation or administration thereof or compliance with any request or directive of any central bank or other Governmental Authority whether or not having the force of law (i) imposes, modifies or deems applicable any reserve, special deposit or similar requirement against assets held by, credit extended by, deposits with or for the account of, or other acquisition of funds by, any Lender (other than requirements expressly included herein in the determination of the applicable Optional Rate hereunder), or (ii) imposes upon any Lender any other condition or expense with respect to this Agreement, or the making, maintenance or funding of any part of the proceeds of an Optional Rate Advance or any security therefor; and the result of any of the foregoing is to increase the cost to, reduce the income receivable by, or impose any expense upon any Lender with respect to the outstanding balance of the Loans bearing interest at an Optional Rate or the making, maintenance or funding of any part thereof by an amount which any Lender deems to be material (any Lender being deemed for this purpose to have made, maintained or funded the proceeds of an Optional Rate Advance from certificates of deposit), such Lender shall from time to time notify Borrower of the amount determined in good faith (using any averaging and attribution methods employed in good faith) by such Lender (which determination if made in good faith shall be conclusive and binding upon Borrower) to be necessary to compensate such Lender for such increase in cost, reduction in income or additional expense. Such amount shall be due and payable by Borrower to such Lender ten (10) Banking Days after such notice is given. A certificate as to the amount of such increase in cost, reduction in income or additional expense delivered by such Lender to Borrower shall be conclusive as to such amount due and payable.

          (g) Any payment of the outstanding principal balance of a LIBOR Loan on a day other than the last day of the corresponding LIBOR Interest Period (whether or not such payment is mandatory or automatic and whether or not such payment is then due) shall be subject to contemporaneous payment of the Prepayment Premium if, at the time of prepayment, the Reinvestment Rate is less than the Adjusted LIBOR plus the Applicable Margin. If at the time of any voluntary or mandatory prepayment of any portion of the principal of any Loan, then any prepayment of principal will be applied first to the portion of a Loan or Loans on which interest accrues by reference to the Alternate Base Rate and the Federal

     Funds Effective Rate and next to the portion or portions at which interest accrues by reference to the Adjusted LIBOR.

          (h)  In addition to the compensation required by Section 2.5
     (f) and (g) hereof, Borrower shall indemnify each Lender (on a net basis) against any loss or expense (including loss of margin) which any Lender has sustained or incurred as a consequence of any attempt by Borrower to revoke (expressly, by later inconsistent notices or otherwise) in whole or in part any notice stated herein to be irrevocable (the Agent having in its sole discretion the option (a) to give effect to such attempted revocation and obtain indemnity under this Section 2.5(h), or (b) to treat such attempted revocation as having no force or effect, as if never made). If any Lender sustains or incurs any such loss or expense it shall notify Borrower of the amount determined in good faith by such Lender (which determination shall be presumed to be correct) to be necessary to indemnify such Lender for such loss or expense. Such amount shall be due and payable by Borrower to such Lender ten (10) Banking Days after such notice is given.

     2.6.  Fees.

          2.6.1. Commitment Fee - Revolving Commitment. Borrower shall pay to the Agent, for the pro rata benefit of the Lenders, a Commitment Fee equal to the Applicable Fee on the average daily unborrowed portion of the Revolving Commitment from the date hereof to and including the termination of the Revolving Commitment Period, which fee shall be due and payable quarterly in arrears, within fifteen (15) days of receipt of an invoice therefor; provided, however, for purposes of calculating Bank One's pro rata share of the Commitment Fee due from Borrower, outstanding Advances under the Cash Management Line shall be deemed to count as borrowed under the Revolving Commitment. Such Commitment Fee shall be calculated on the basis of the actual number of days elapsed and a Three Hundred Sixty (360) day year.

          2.6.2. Agent Fee. Borrower shall pay the Agent an agent's fee, the terms and provisions of which fee shall be subject to a separate written agreement executed by the Agent and Borrower.

     2.7.  Reductions and Increases of Revolving Commitment.

          2.7.1. Reductions. Borrower may permanently reduce the Revolving Commitments in whole, or in part ratably among the Lenders in integral multiples of Five Million Dollars ($5,000,000), upon at least three (3) Banking Days' written notice to the Agent, which notice shall specify the amount of any such reduction, provided, however, that the amount of the Revolving Commitments may not be reduced below the aggregate principal amount of the outstanding Revolving Loan Advances plus the aggregate principal amount of the outstanding Cash Management Line Advances plus the face amount of any outstanding Letters of Credit and unreimbursed drawings thereunder.

          2.7.2. Increases. Borrower may request to increase the Revolving Commitments (in integral multiples of Five Million Dollars ($5,000,000)) up to an aggregate Revolving Commitment of Sixty-Seven Million Five Hundred Thousand Dollars ($67,500,000) upon the same terms, provisions and pricing as provided in this Agreement. Each Lender shall have the option, but no obligation, to participate in accordance with its Pro Rata Share in the requested increase. If any Lender declines to participate in such requested increase, the other Lenders shall have the option to further participate in such amount. If a requested increase is not fully committed by the existing Lenders, the Agent may seek, after consultation with Borrower, other potential lenders to fully commit the requested increase. Notwithstanding the foregoing, Borrower's ability to request an increase in the Revolving Commitments under this Section 2.7.2 shall be limited to an amount equal to the difference between Twenty Million Dollars ($20,000,000) and the amount by which Borrower has obtained alternative financing for general working capital purposes and/or acquisition financing from third party lenders or other Lenders outside the arrangements contemplated by this Agreement as permitted under Section 5.2.5(f) hereof. No requested increase in the Revolving Commitments under this
     Section 2.7.2 shall be effective until (a) an amendment to this Agreement, amending Schedule I hereto, has been executed by Borrower, the Agent and the Lenders providing any part of the increase in the Revolving Commitment, and (b) Borrower has executed new or replacement Notes in the principal amounts reflecting the increase in the Revolving Commitments.

     2.8.  Non-Receipt of Funds by the Agent.

          (a) From the Lenders. Unless the Agent shall have received notice from a Lender by 2:00 p.m. on a proposed Banking Day on which such Lender is to provide funds to the Agent for a Loan to be made by such Lender that such Lender will not make available to the Agent such funds, the Agent may assume that such Lender has made such funds available to the Agent on the date of such Loan in accordance with this Agreement and the Agent in its sole discretion may, but shall not be obligated to, in reliance upon such assumption, make available to Borrower on such date a corresponding amount. If and to the extent such Lender has not made such funds available to the Agent (and provided such Lender was given timely notice in accordance with this Agreement), such Lender agrees to repay to the Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to Borrower until the date such amount is repaid to the Agent, at a rate per annum equal to the Federal Funds Effective Rate. If such Lender shall repay to the Agent such corresponding amount, such amount so repaid shall constitute such Lender's Loan for purposes of this Agreement. If such Lender does not pay such corresponding amount forthwith upon the Agent's demand therefor, the Agent shall promptly notify Borrower, and Borrower shall immediately pay such corresponding amount to the Agent with interest thereon, for each day from the date such amount is made available to Borrower until the date such amount is repaid to the Agent, at the rate of interest applicable at the time to the relevant Loan.

          (b) From Borrower. Unless the Agent shall have received notice from Borrower prior to the date on which any payment is due to the Lenders hereunder that Borrower will not make such payment in full, the Agent may assume that Borrower has made such payment in full to the Agent on such date and the Agent in its sole discretion may, but shall not be obligated to, in reliance upon such assumption, cause to be distributed to each Lender on such due date an amount equal to the amount then due such Lender. If and to the extent Borrower has not made such payment in full to the Agent, each Lender shall repay to the Agent forthwith on demand such amount distributed to such Lender together with interest thereon, for each day from the date such amount is distributed to such Lender until the date the Agent recovers such amount at a rate per annum equal to the Federal Funds Effective Rate.

     2.9. Issuance of Letters of Credit. Subject to the terms and conditions hereof, the LC Issuer agrees, upon receipt of a completed and executed proper application, to issue on behalf of the Lenders from time to time during the Revolving Commitment Period, commercial and standby Letters of Credit for the account of Borrower. The Letters of Credit shall not be payable to the beneficiary thereof less than One (1) Banking Day after presentment for payment. The commercial Letters of Credit shall have an expiration date not later than the earlier of six months from the date of issuance or one day before the expiration of the Revolving Commitment Period. The standby Letters of Credit shall have an expiration date not later than one day before the expiration of the Revolving Commitment Period. The aggregate of the Letters of Credit outstanding plus the aggregate amount of unreimbursed drawings under the Letters of Credit shall not exceed Seven Million Five Hundred Thousand Dollars ($7,500,000). The amount of any Letter of Credit outstanding at any time for all purposes hereof shall be the maximum amount which could be drawn thereunder under any circumstances from and after the date of determination. Each Letter of Credit issued pursuant to this Agreement and each unreimbursed drawing thereunder shall count against and reduce the Revolving Commitments by the amount of such Letter of Credit outstanding unless and until such Letter of Credit expires by its terms or otherwise terminates or the amount of a drawing thereunder is reimbursed, in which event the Revolving Commitments shall be reinstated by the amount of such Letter of Credit or the amount of such reimbursement, as the case may be. Each such Letter of Credit shall conform to the general requirements of the LC Issuer for the issuance of such credits, as to form and substance, shall be subject to the Uniform Customs and Practices for Documentary Credits (1993 Revision), International Chamber of Commerce Publication No. 500 and shall be a letter of credit which the LC Issuer may lawfully issue. Each payment of a Letter of Credit by the LC Issuer shall be reimbursed by Advances under the Revolving Commitments evidenced by the Revolving Notes. If and to the extent a drawing is at any time made under any Letter of Credit, the LC Issuer shall notify Borrower, the Agent and the other Lenders of such draw and Borrower agrees to pay to the LC Issuer immediately and unconditionally upon demand for reimbursement, in lawful money of the United States, an amount equal to each amount which shall be so drawn, together with interest from the date of such drawing to and including the date such payment is reimbursed to the LC Issuer or converted to Revolving Commitments as provided herein. Until demand for reimbursement, such interest shall be calculated at a variable rate per annum equal to the Alternate Base Rate, and interest shall be calculated after such demand at a variable rate per annum equal to the Alternate Base Rate plus Three Percent (3%). All such interest shall be calculated on the basis that an entire year's interest is earned in Three Hundred Sixty (360) days.
On the date of reimbursement, the LC Issuer shall notify the Agent and the other Lenders by 12:00 Noon (Indianapolis time) that Advances under the Revolving Commitments are required to reimburse the LC Issuer. Borrower hereby irrevocably authorizes the Lenders to refinance, without notice to Borrower, the reimbursement Obligation of Borrower arising out of any such drawing into Revolving Loans, evidenced by the Revolving Notes and for all purposes under, on and subject to the terms and conditions of this Agreement, but without regard to the conditions precedent to making an Advance under the Revolving Commitments or to any requirement of this Agreement that each Revolving Loan be in a minimum amount or multiple; provided, however, that an Advance under the Revolving Commitments in spite of Borrower's failure to satisfy any conditions precedent to making an Advance shall not constitute a waiver of any Default by the Lenders. This Agreement and the other Loan Documents shall supersede any terms of any letter of credit applications or other documents which are irreconcilably inconsistent with the terms hereof or thereof. By 2:00 p.m. (Indianapolis time) on each date the Lenders have received notice that Advances under the Revolving Commitments are required to reimburse the LC Issuer for draws under the Letters of Credit, each Lender severally agrees to make its portion of the Revolving Loans then being made by making available to the Agent, either by wire transfer to the Agent's main office in Indianapolis, Indiana, or by deposit to any correspondent account which the Agent may maintain with that Lender, the amount to be advanced by such Lender. By 2:30 p.m. (Indianapolis time) on each such date, the Agent shall reimburse the LC Issuer, but only from funds received by the Agent, the amount paid on Letters of Credit that date, either by wire transfer or by deposit to the LC Issuer's correspondent account with the Agent (or as otherwise agreed between the LC Issuer and the Agent).

     2.10. Letters of Credit Participation and Fees. For administrative convenience, the LC Issuer shall issue the Letters of Credit for the account of Borrower pursuant to the arrangements set forth herein, and, the outstanding portion of each Letter of Credit shall be deemed to utilize a Pro Rata Share of the Revolving Commitment of each Lender. Each Lender severally agrees to participate in each Letter of Credit issued by the LC Issuer hereunder according to its Pro Rata Share of the Revolving Commitments. Each Lender's participation shall be funded by funding its Pro Rata Share of the Revolving Commitments upon any drawing under any Letter of Credit not reimbursed the same day as a drawing thereunder by Borrower by 2:00 p.m. (Indianapolis time) by making such funds available to the Agent in accordance with Sections 2.4.1 and 2.9 hereof; and thereupon, each such Lender shall be entitled to, and the LC Issuer or the Agent, as applicable, shall remit to each such Lender, their respective Pro Rata Share of any amounts (including any interest thereon) received by the LC Issuer or the Agent, as applicable, in reimbursement of such drawing. The LC Issuer shall furnish to such Lenders, each time any Letter of Credit either is issued or drawn under (whether in whole or in part), a participation certificate showing the aggregate amount of the LC Issuer's Letters of Credit issued and unexpired or unfunded and the amount of their respective Pro Rata Share thereof. Borrower agrees to pay to the LC Issuer, Letter of Credit fees of One-Eighth Percent (1/8%) of the face amount of each commercial Letter of Credit (subject to a minimum fee in each case of Fifty Dollars ($50) and the Applicable Fee per annum of the face amount of each standby Letter of Credit at the time of issuance. Borrower shall also pay a negotiating fee equal to One-Eighth Percent (1/8%) for drafts of commercial Letters of Credit presented for payment (subject to a minimum fee in each case of Fifty Dollars ($50). Such Letter of Credit fees will be allocated among the Lenders in accordance with their respective Pro Rata Shares and will be remitted to the other Lenders (a) promptly by the LC Issuer with the participation certificate with respect to standby Letters of Credit, and (b) quarterly in arrears with respect to commercial Letters of Credit. The LC Issuer shall also be entitled to charge to Borrower and retain its standard and customary fees for the issuance of standby Letters of Credit, which fees shall be due and payable upon such issuance. Upon not less than one (1) day prior notice from the LC Issuer, Borrower authorizes the LC Issuer to collect such fees by deducting the amount thereof from the deposit account of Borrower.

     2.11. Reimbursement of Letters of Credit. The obligation of Borrower to reimburse any drawing under any Letter of Credit shall be absolute, unconditional and irrevocable and shall be paid and performed strictly in accordance with the terms of this Agreement under all circumstances, whatsoever, including, without limitation, the following:

          (a) any lack of validity or enforceability of any Letter of Credit, or any Loan Document;

          (b) any amendment or waiver of or consent to departure from the terms of any Loan Document;

          (c) the existence of any claim, setoff, defense or other right which Borrower may have at any time against the beneficiary or any Letter of Credit, any transferee of any Letter of Credit, the Lenders or any other Person, whether in connection with the Loan Documents, such Letter of Credit, or any unrelated transaction;

          (d) any statement, draft or other document presented under any Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect whatsoever;

          (e) the surrender or impairment of any security for the performance or observance of the terms of the Loan Documents or such Letter of Credit; or

          (f) any circumstance, happening or admission whatsoever, whether or not similar to any of the foregoing, including, without limitation, those matters described below.

     The parties benefitted by any Letter of Credit shall be deemed to be the agents of Borrower, and except as expressly set forth herein, Borrower assumes all risks for their acts, omissions, or misrepresentations. Neither the LC Issuer nor any of its affiliates or correspondents shall be responsible for the validity, sufficiency, truthfulness or genuineness of any document required to draw under any Letter of Credit even if such document should in fact prove to be in any and all respects invalid, insufficient, fraudulent or forged, provided only that the document appears on its face to be in accordance with the terms of the Letter of Credit. The LC Issuer, its affiliates and correspondents shall not be responsible for any failure of any draft to bear reference or adequate reference to the applicable Letter of Credit or for the failure of any Person to note the amount of any draft on any Letter of Credit or to surrender or take up any Letter of Credit, each of which provisions may be waived by the LC Issuer, or for errors, omissions, interruptions, or delays in transmission or delivery of any messages or documents. Without limiting the generality of the foregoing, Borrower agrees that any action taken by the LC Issuer or any of its affiliates or correspondents under or in connection with any Letter of Credit shall be binding upon Borrower and shall not put the LC Issuer or any such affiliates or correspondents under any such resulting liability to Borrower except in the case of gross negligence or willful misconduct. The LC Issuer shall not be liable for consequential damages or for any action or failure to take action under or in connection with any Letter of Credit except for any such action or failure to take action which constitutes gross negligence or willful misconduct. The LC Issuer is expressly hereby authorized to honor any request for payment which is made under or in compliance with the terms of any Letter of Credit without regard to and without any duty on its part to inquire into the existence of any disputes or controversies between Borrower and any beneficiary of any Letter of Credit or any other Person or into respective rights, duties or liabilities of any of them or whether any facts or occurrences represented in any of the documents presented under any Letter of Credit are true and correct. No Person, other than the parties hereto, shall have any rights of any nature under this Agreement or by reason hereof. The LC Issuer shall not be liable to the Lenders participating in any Letter of Credit except for gross negligence or willful misconduct in connection with such Letter of Credit. In no event shall the LC Issuer's reliance and payment against documents presented under a Letter of Credit appearing on its face to substantially comply with the terms thereof be deemed to constitute gross negligence or willful misconduct.

     2.12. Use of Proceeds. The proceeds of Advances under the Revolving Commitment and the Cash Management Line shall be used for general working capital purposes of Borrower and its Subsidiaries, to fund acquisitions as permitted in this Agreement and for other proper corporate purposes not prohibited by this Agreement.

     2.13. Lending Installations. Each Lender may book its Loans and its participation in any Letters of Credit and the LC Issuer may book the Letters of Credit at any Lending Installation selected by such Lender or the LC Issuer, as the case may be, and may change its Lending Installation from time to time. All terms of this Agreement shall apply to any such Lending Installation and the Loans, the Letters of Credit, participations in the Letters of Credit and any Notes issued hereunder shall be deemed held by each Lender or the LC Issuer, as the case may be, for the benefit of any such Lending Installation. Each Lender and the LC Issuer may, by written notice to the Agent and the Borrower in accordance with Section 10.11 hereof, designate replacement or additional Lending Installations through which Loans will be made by it or the Letters of Credit will be issued by it and for whose account Loan payments or payments with respect to the Letters of Credit are to be made.

                               SECTION 3
                               ---------

                               Guaranty
                               --------

     The Obligations of Borrower shall be unconditionally, jointly and severally guaranteed by the Guarantors pursuant to their respective Guaranty. In addition, any Subsidiary, created or acquired hereafter by Borrower or a Guarantor, shall execute and deliver to the Agent, upon the earlier of such acquisition or capitalization of such Subsidiary but in any event not later than the date Borrower obtains an Advance to be used in connection with, or related to, such Subsidiary, a Guaranty substantially in the form of Exhibit D hereto.


                               SECTION 4
                               ---------

                    Representations and Warranties
                    ------------------------------

     In order to induce the Lenders to enter into this Agreement and to make Loans pursuant to their Revolving Commitments and the Cash Management Line, and to issue Letters of Credit, Borrower represents and warrants to the Lenders, which representations and warranties will survive the delivery of the Notes, the making of the Loans and the establishment of the Facilities, that:

     4.1. Due Organization. Borrower and each Subsidiary is a corporation duly organized, validly existing and in good standing (if applicable) under and by virtue of the laws of its state of incorporation.

     4.2. Due Qualification. Borrower and each Subsidiary is qualified, in good standing (if applicable) and authorized to do business as a foreign corporation in such other states wherein the failure to so qualify would have a material adverse effect on its business.

     4.3. Corporate Power. Borrower possesses the requisite power to enter into the Loan Documents, to borrow under the Loan Documents, to execute and deliver the Loan Documents and to perform its respective obligations thereunder.

     4.4. Corporate Authority. Borrower has taken the necessary corporate action to authorize the execution and delivery of the Loan Documents and the borrowings thereunder, and none of the provisions of the Loan Documents violates, breaches, contravenes, conflicts with, or causes a default under any provision of the articles of incorporation or by-laws of Borrower or any provision of any existing note, bond, mortgage, debenture, indenture, trust, license, lease, instrument, decree, order, judgment, or agreement to which Borrower is a party or by which it or its assets may be bound or affected. Each Guarantor has taken the necessary corporate action to authorize the execution and delivery of its Guaranty, and none of the provisions of the Guaranty violates, breaches, contravenes, conflicts with, or causes a default under any provision of the articles of incorporation or by-laws of any Guarantor or any provision of any existing note, bond, mortgage, debenture, indenture, trust, license, lease, instrument, decree, order, judgment, or agreement to which such Guarantor is a party or by which it or its assets may be bound or affected.

     4.5. Financial Statements. The Financial Statements were prepared in accordance with GAAP consistent with prior years, unless specifically otherwise noted thereon, and fairly present the financial condition of Borrower as of the date thereof and the results of its operations for the period then ended, and no material adverse change in the business, operations, financial condition, properties or prospects of Borrower has occurred since the date of the Financial Statements.

     4.6. No Material Adverse Change. The information submitted by Borrower to the Lenders discloses all known or anticipated material liabilities, direct or contingent, of Borrower as of the dates thereof, and since such dates, there has been no material adverse change in Borrower's financial condition.

     4.7. Subsidiaries. Except as set forth on Schedule 4.7 hereto, Borrower has no Subsidiaries or other ownership interest in any Person. Except as set forth on Schedule 4.7 hereto, there are no restrictions on Borrower or any of its Subsidiaries which prohibit or otherwise restrict the transfer of cash or other assets from any Subsidiary of Borrower to Borrower, other than prohibitions or restrictions existing under or by reason of (a) this Agreement, and
(b) applicable law.

     4.8. Binding Obligations. Each of the Loan Documents, when issued for value, will constitute legal, valid and binding obligations of Borrower and its Subsidiaries, as applicable, enforceable against Borrower and its Subsidiaries, as applicable, in accordance with its terms, except as the same may be limited by reorganization, bankruptcy, insolvency, moratorium or other laws affecting generally the enforcement of creditors' rights.

     4.9. Marketable Title. Borrower and each subsidiary has good and marketable title to all of its real property and good title to all of its other properties and assets shown on the Financial Statements, except such properties or assets as have been disposed of since the date of such statements in the ordinary course of business. Except for Permitted Encumbrances, none of the assets of Borrower and its Subsidiaries are subject to any mortgage, pledge, security interest, title retention lien or other encumbrance. Except to evidence Permitted Encumbrances, no financing statement or similar instrument which names Borrower or its Subsidiaries as debtor or relates to any of its property, has been filed in any state or other jurisdiction and remains unreleased, and Borrower has not signed any financing statement or similar instrument or security agreement authorizing the secured party thereunder to file any such financing statement or similar instrument.

     4.10. Indebtedness. Except as shown on the Financial Statements, except trade debt incurred in the ordinary course of business since the date of the Financial Statements, except for Indebtedness of Borrower owed to a Guarantor and Indebtedness of a Guarantor owed to Borrower or another Guarantor, and except as shown on Schedule 4.10 hereto, Borrower and its Subsidiaries have no outstanding Indebtedness.

     4.11. Default. Neither Borrower nor any of its Subsidiaries has committed or suffered to exist any default or any circumstance which with notice, lapse of time, or both, would constitute a default under the terms and conditions of any trust, debenture, indenture, note, bond, instrument, mortgage, lease, agreement, order, decree, or judgment to which Borrower or its Subsidiaries is a party or by which it or its assets may be bound or affected, which would have a material adverse effect upon the business, operations, financial condition, or properties of the Borrower and its Subsidiaries taken as a whole.

     4.12. Tax Returns. All tax returns or reports of Borrower and its Subsidiaries required by law have been filed, and all taxes, assessments, contributions, fees and other governmental charges (other than those presently payable without penalty or interest and those currently being contested in good faith and against which adequate reserves have been established) upon Borrower, its Subsidiaries or their assets, properties or income, which are payable, have been paid.

     4.13. Litigation. No litigation or proceeding of any Governmental Authority or other Person is presently pending or, to Borrower's knowledge, threatened, nor has any claim been asserted, against Borrower or its Subsidiaries which, if adversely determined, would materially affect the business, operations, financial condition, properties or prospects of Borrower and its Subsidiaries taken as a whole.

     4.14. ERISA. Borrower and each ERISA Affiliate is in compliance in all material respects with all applicable provisions of ERISA, and neither Borrower nor any ERISA Affiliate has incurred any material liability to the PBGC. Neither a "reportable event", nor a "prohibited transaction", has occurred under, nor has there occurred any complete or partial withdrawal from, nor has there occurred any other event, which would constitute grounds for termination of or the appointment of a trustee to administer any "employee benefit plan" (including any "multi-employer plan") maintained for employees of Borrower or any ERISA Affiliate, all within the meanings ascribed by ERISA, which would have a material adverse effect upon the business, operations, financial condition or properties of the Borrower and its Subsidiaries taken as a whole.

     4.15. Full Disclosure. No information, exhibit, memorandum, or report (excluding estimated future operating results and excluding information prepared by Persons other than Borrower and its employees and as designated as such by Borrower) furnished by Borrower to the Lenders in connection with the negotiation of the Facilities contains any material misstatement of fact, or omits to state any fact necessary to make the statements contained therein not materially misleading. To Borrower's knowledge, there presently exists no fact or circumstance relative to Borrower, whether or not disclosed, which is presently anticipated to have a material adverse effect upon the business, operations, financial condition, properties or prospects of Borrower or the ability of Borrower to fully perform its respective obligations under the Loan Documents.

     4.16. Contracts of Surety. Except for the endorsements of Borrower and its Subsidiaries of negotiable instruments for deposit or collection in the ordinary course of business and except for guaranties of trade debt of Subsidiaries and other operating obligations of Subsidiaries incurred in the ordinary course of business, neither Borrower nor its Subsidiaries is a party to any contract of guaranty or surety.

     4.17. Licenses. Borrower and each Subsidiary possesses such franchises, licenses, permits, patents, copyrights, trademarks, and consents of appropriate Governmental Authorities to own its property and as are necessary to carry on its business as presently conducted.

     4.18. Compliance with Law. Borrower and each Subsidiary is in substantial compliance with all applicable requirements of law and of all Governmental Authorities noncompliance with which would have a materially adverse effect upon the business, operations, financial condition, properties or prospects of Borrower.

     4.19. Force Majeure. Neither the business nor the properties of Borrower are presently affected by any fire, explosion, accident, strike, lockout or other labor dispute, drought, storm, hail, earthquake, embargo, act of God or of the public enemy or other casualty materially adversely affecting the business, operations, financial condition, properties or prospects of Borrower.

     4.20. Margin Stock. Neither Borrower nor any of its Subsidiaries is engaged in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation U of the Board of Governors of the Federal Reserve System), and no part of the proceeds of the Facilities will be used, either directly or indirectly, for the purpose, whether immediate, incidental or remote, of purchasing or carrying any margin stock or of extending credit to others for the purpose of purchasing or carrying any margin stock, and Borrower shall furnish to the Lenders, upon its request, a statement in conformity with the requirements of Federal Reserve Board Form U-1 referred to in Regulation U. Further, no part of the proceeds of the Facilities will be used for any purpose that violates, or which is inconsistent with, the provisions of Regulations T, U or X of the Board of Governors.

     4.21. Approvals. No authorization, consent, approval or any form of exemption of any Governmental Authority is required in connection with the execution and delivery by Borrower or its Subsidiaries, as applicable, of the Loan Documents, the borrowings and performance thereunder or the issuance of the Notes.

     4.22. Insolvency. Neither Borrower nor any of its Subsidiaries is "insolvent" within the meaning of that term as defined in the Federal Bankruptcy Code and Borrower and each Subsidiary is able to pay its debts as they mature.

     4.23. Regulation. Neither Borrower nor any of its Subsidiaries is an "investment company" within the meaning of the Investment Company Act of 1940, as amended, or a "holding company" or an "affiliate of a holding company" or a "subsidiary of a holding company" within the meanings of the Public Utility Holding Company Act of 1935, as amended.

     4.24. Environmental Compliance. After the exercise of all requisite diligence, except as would not have a material adverse effect upon the business, operations, financial condition or properties of Borrower and its Subsidiaries taken as a whole, and except as disclosed in writing to Lender, Borrower and each Subsidiary is in compliance with all Environmental Laws, including, without limitation, all Environmental Laws in jurisdictions in which Borrower or such Subsidiary owns or operates, or has owned or operated, a facility or site, arranges or has arranged for disposal or treatment of hazardous substances, solid waste or other waste, accepts or has accepted for transport any hazardous substances, solid waste or other wastes or holds or has held any interest in real property or otherwise. No litigation or proceeding arising under, relating to or in connection with any Environmental Law is pending or, to Borrower's knowledge, threatened against Borrower or any Subsidiary, any real property which Borrower or any Subsidiary holds or has held an interest or any past or present operation of Borrower or any Subsidiary, which, if adversely determined, would have a material adverse effect upon the business, operations, financial condition or properties of the Borrower and its Subsidiaries taken as a whole. No release, threatened release or disposal or hazardous waste, solid waste or other wastes is occurring, or has occurred, on, under or to any real property in which Borrower or any Subsidiary holds any interest or performs any of its operations, in violation of any Environmental Law, which would have a material adverse effect upon the business, operations, financial condition or properties of the Borrower and its Subsidiaries taken as a whole. As used in this Section, "litigation or proceeding" means any demand, claim, notice, suit, suit in equity, action, administrative action, investigation or inquiry whether brought by a Governmental Authority or other Person.

     4.25. General. All statements contained in any certificate or financial statement delivered by or on behalf of Borrower to the Lenders under any Loan Document shall constitute representations and warranties made by Borrower hereunder.


                               SECTION 5
                               ---------

                               Covenants
                               ---------

     5.1. Affirmative Covenants. Until the Obligations are paid in full, and so long as any Revolving Commitment or any Letter of Credit is outstanding, unless the Required Lenders shall otherwise consent in writing, Borrower will:

          5.1.1. Financial Reporting. Furnish (enough copies for each of the Lenders) to the Agent:

               (a) As soon as practicable, but in any event within ninety (90) days after the end of each fiscal year, consolidated financial statements of Borrower certified after audit by certified public accountants acceptable to the Lenders, including a balance sheet, statement of income and retained earnings and a statement of cash flows, with accompanying notes to financial statements all prepared in accordance with GAAP on a consolidated basis consistent with prior years unless specifically noted thereon, and accompanied by an unqualified opinion of said accountants, and further accompanied by a certificate of the chief financial officer of Borrower that there exists no Default or Unmatured Default under the Loan Documents, or if any Default or Unmatured Default exists, stating the nature and status thereof;

               (b) As soon as practicable, but in any event within forty-five (45) days after the end of each of Borrower's first three (3) fiscal quarters, similar unaudited consolidated statements of Borrower and its Subsidiaries as of the end of such quarter and the results of their operations for the portion of the fiscal year then elapsed, all prepared in accordance with GAAP on a consolidated basis consistent with prior periods, subject to normal audit and year-end adjustments, unless specifically otherwise noted thereon, and accompanied by the certificate of the chief financial officer of Borrower that there exists no Default or Unmatured Default under the Loan Documents or if any Default or Unmatured Default exists, stating the nature and status thereof;

               (c) Within three (3) days of receipt by Borrower, a copy of the auditor's management letter describing any deficiencies in the internal controls or other matters of significance discovered by the auditor during the course of its audit;

               (d) As soon as practicable, but in any event within forty-five (45) days after the end of each of Borrower's first three (3) fiscal quarters and within ninety (90) days after the end of each fiscal year, a fully executed and completed Compliance Certificate, signed by the chief executive or chief financial officer of Borrower;

               (e) As soon as practicable, but in any event within five (5) days after Borrower becomes aware thereof, a written statement signed by the chief executive or chief financial officer of Borrower as to the occurrence of any Default or Unmatured Default stating the specific nature thereof, Borrower's intended action to cure the same and the time period in which such cure is to occur;

               (f) As soon as practicable, but in any event within ten (10) days after the commencement thereof, a written statement describing any litigation instituted by or against Borrower which, if adversely determined, may have a material effect upon the business, operations, financial condition, properties or prospects of Borrower;

               (g) As soon as practicable, but in any event within ten (10) days after Borrower becomes aware thereof, a written statement signed by the chief executive officer or the chief financial officer of Borrower describing any Reportable Event or Prohibited Transaction which has occurred with respect to any Plan (all within the meanings ascribed by ERISA) and the action which Borrower proposes to take with respect thereto;

               (h) As soon as practicable, but in any event within ten (10) days after the filing with the Securities and Exchange Commission, or any successor thereto, or any states' securities regulatory authority, copies of all registration statements and all periodic and special reports required or permitted to be filed under federal or state securities laws and regulations; and

               (i) Such other information as the Lenders may from time to time reasonably request.

          5.1.2.  Good Standing.  Maintain, and cause each
     Subsidiary to maintain, its corporate existence, good standing (if applicable), and right to do business.

          5.1.3. Taxes, Etc. Pay and discharge, and cause each Subsidiary to pay and discharge, all taxes, assessments, judgments, orders, and governmental charges or levies imposed upon it or on its income or profits or upon its property prior to the date on which penalties attach thereto and all lawful claims which, if unpaid, may become a lien or charge upon the property of Borrower or a Subsidiary, provided that Borrower and its Subsidiaries shall not be required to pay any tax, assessment, charge, judgment, order, levy or claim, if such payment is being contested diligently, in good faith, and by appropriate proceedings which will prevent foreclosure or levy upon its property and adequate reserves against such liability have been established.

          5.1.4. Maintain Properties. Maintain, and cause each Subsidiary to maintain, all properties and assets used by, or useful to, Borrower or such Subsidiary in the ordinary course of its business in good working order and condition and suitable for the purpose for which it is intended, and from time to time, make any necessary repairs and replacements.

          5.1.5. Insurance. Maintain, and cause each Subsidiary to maintain, in full force and effect public liability insurance, business interruption insurance, worker's compensation insurance and casualty insurance policies.

          5.1.6. Books and Records. Keep proper books of account in which full, true and correct entries will be made of all dealings and transactions of and in relation to the business and affairs of Borrower, and, at all reasonable times, and as often as the Lenders may reasonably request, permit authorized representatives of the Lenders to (a) have access to the premises and properties of Borrower and to the records relating to the operations of Borrower; (b) make copies of or excerpts from such records; (c) discuss the affairs, finances and accounts of Borrower with and be advised as to the same by the chief executive and financial officers of Borrower; and (d) audit and inspect such books, records, accounts, memoranda and correspondence at all reasonable times, to make such abstracts and copies thereof as the Lenders may deem necessary, and to furnish copies of all such information to any proposed purchaser of or participant in the Facilities. So long as there exists no Default, the costs and expenses associated with such audits and inspections shall be borne by the Lenders. If the Agent or the Lenders request after the occurrence of a violation of a financial covenant or the violation of any covenant contained in
     Section 5.2 hereof, Borrower shall furnish to the Lenders consolidating financial statements of Borrower and its Subsidiaries.

          5.1.7. Reports. File, and cause each Subsidiary to file, as appropriate, on a timely basis, annual reports, operating records and any other reports or filings required to be made with any Governmental Authority.

          5.1.8. Licenses. Maintain, and cause each Subsidiary to maintain, in full force and effect all operating permits, licenses, franchises, and rights used by it in the ordinary course of business.

          5.1.9. Notice of Material Adverse Change. Give prompt notice in writing to the Lenders of the occurrence of any development, financial or otherwise, including pending or threatened litigation, which might materially adversely affect the business, properties, affairs, prospects of any of Borrower or its Subsidiaries or the ability of Borrower to perform the Obligations.

          5.1.10. Conduct of Business. Carry on and conduct its business in substantially the same manner and in substantially the same fields of enterprise as presently conducted, and do all things necessary to remain duly incorporated, validly existing and in good standing (if applicable) as a corporation in its jurisdiction of incorporation and maintain all requisite authority to conduct its respective business in each jurisdiction in which conducted.

          5.1.11. Compliance with Laws. Comply, and cause each Subsidiary to comply, with all laws, rules, regulations, orders, writs, judgments, injunctions, decrees or awards to which Borrower or such Subsidiary may be subject, except where the failure to comply would not have a material adverse effect on the rights or remedies of the Lenders or the ability of Borrower to perform its obligations to the Lenders under the Loan Documents, and except where the failure to comply would not have a material adverse effect upon the business, operations, financial condition, properties or prospects of the Borrower and its Subsidiaries taken as a whole.

          5.1.12. Use of Proceeds. Use the proceeds of the Facilities solely for the purposes herein described.

          5.1.13. Loan Payments. Subject to any applicable grace or cure periods, punctually pay or cause to be paid principal and interest on the Facilities in lawful money of the United States at the time and places and in the manner specified herein according to the stated terms and the true intent and meaning hereof.

          5.1.14.  Adjusted Consolidated Tangible Net Worth.
     Maintain its Adjusted Consolidated Tangible Net Worth at not less than One Dollar ($1.00) at all times.


          5.1.15. Consolidated Net Worth. At all times, maintain its Consolidated Net Worth at not less than Seventy-Five Million Dollars ($75,000,000) as of June 30, 2000, and increasing as of September 30, 2000 by an amount equal to the sum of Fifty Percent (50%) of Net Income (without reduction for any net losses) for such fiscal quarter plus Eighty Percent (80%) of the net proceeds received from any equity offerings (whether private or public) which adds to Stockholder's equity as shown in the Financial Statements in such fiscal quarter, and thereafter increasing on the last day of each fiscal quarter by an amount equal to the sum of Fifty Percent (50%) of Net Income (without reduction for any net losses) for such fiscal quarter plus Eighty Percent (80%) of net proceeds received from any equity offerings (whether private or public) which adds to Stockholder's equity as shown in the Financial Statements in such fiscal quarter.

          5.1.16. Senior Leverage Ratio. Maintain a Senior Leverage Ratio of not greater than 2.5 to 1.0 at each fiscal quarter end.

          5.1.17.  Fixed Charge Coverage Ratio.  Maintain a Fixed
     Charge Coverage Ratio of not less than 2.5 to 1.0 at each fiscal quarter end.

          5.1.18.  Notice of Environmental Matters.  In the event:
     (a) any premises which have at any time been owned or occupied by or have been under lease to Borrower or any Subsidiary are the subject of an environmental investigation by any Governmental Authority having jurisdiction over the regulation of hazardous substances or Environmental Laws, the purpose of which investigation is to quantify the levels of hazardous substances located on such premises, or (b) Borrower or any Subsidiary have been named or are overtly threatened in writing to be named as a party responsible for the possible contamination of any real property or ground water with hazardous substances, including, but not limited to the contamination of past and present waste disposal sites; then Borrower shall make a reasonable determination of its or its Subsidiary's potential liability, and if such liability for any such event or events described in (a) or (b) above exceeds in the aggregate One Million Dollars ($1,000,000), Borrower shall then notify the Lenders immediately.

          After such notification to the Lenders, Borrower shall, if required pursuant to GAAP, establish appropriate reserves against such potential liabilities and, upon the reasonable request of the Required Lenders, engage a firm or firms of engineers or environmental consultants appropriately qualified to determine as quickly as practical the extent of contamination and the potential financial liability of Borrower with respect thereto, and the Lenders shall be provided with a copy of any report prepared by such firm or by any Governmental Authority as to such matters as soon as any such report becomes available to Borrower. Provided, however, if Borrower determines in good faith that it would not be in the best interest of Borrower or a Subsidiary to cause an investigation to be made, Borrower shall report such determination to the Lenders, and if the Required Lenders concur in such determination, which concurrence shall not be unreasonably withheld, Borrower and/or its Subsidiary shall be excused from obtaining such investigation and report as otherwise would be required. The selection of any engineers or environmental consultants engaged pursuant to the requirements of this Section shall be subject to the approval of the Required Lenders, which approval shall not be unreasonably withheld.

          5.1.19. Banking Accounts. Maintain its primary banking accounts (consisting generally of its collection, disbursement, concentration and depository accounts) with Bank One.

     5.2. Negative Covenants. Until the Obligations are paid in full, and so long as any Revolving Commitment or any Letter of Credit is outstanding, unless the Required Lenders shall otherwise consent in writing, Borrower will not and will not permit any Subsidiary to:

          5.2.1. Dispose of Property. Sell, transfer, lease or otherwise dispose of its assets or properties, or discount, with or without recourse, any of its accounts, except (a) sales from inventory in the ordinary course of business, (b) the sale of obsolete equipment and machinery in the ordinary course of business, (c) provided there exists no Default and no Default would be occasioned thereby, non-recourse sales of receivables by Silver Furniture Co., Inc. (and Silver Furniture Manufacturing Co., Inc.) and by a Target acquired by Borrower (or a Subsidiary) that was previously engaged in a factoring arrangement prior to such acquisition, and (d) sales of assets for cash and for fair value in any fiscal year of Borrower in an aggregate amount for Borrower and its Subsidiaries not to exceed Ten Percent (10%) of the book value of Borrower's consolidated total assets (as determined in accordance with GAAP), and, provided there exists no Default and no Default would be occasioned thereby, such additional sales of assets above such Ten Percent (10%) limitation provided the proceeds of such additional sales are paid to the Lenders to permanently reduce pro rata the Lenders' Revolving Commitments.

          5.2.2.  Further Encumber.  Except for Permitted
     Encumbrances, voluntarily create or suffer to exist any mortgage, pledge, lien or other encumbrance upon any of its properties or assets, real or personal, tangible or intangible, whether now owned or hereafter acquired.

          5.2.3. Dividends. Declare or pay any dividends on its capital stock or redeem, repurchase or otherwise acquire or retire any of its capital stock at any time outstanding if there exists a Default or if such declaration or payment would cause the occurrence of a Default.

          5.2.4. Purchase Stock. Purchase, redeem, retire or otherwise acquire any outstanding shares of its capital stock if there exists a Default or if a Default would be occasioned thereby.

          5.2.5. Borrowings. Create, incur, assume or suffer to exist any Indebtedness, except (a) that in existence as of the date hereof and disclosed in the Financial Statements, (b) trade accounts and normal business accruals payable in the ordinary course of business, (c) Indebtedness to the Lenders pursuant to the Loan Documents, (d) as permitted in Section 5.2.6 hereof, (e) other Indebtedness of Borrower and its Subsidiaries not exceeding in the aggregate Fifteen Percent (15%) of Borrower's Adjusted Consolidated Tangible Net Worth outstanding at any time, and (f) unsecured Indebtedness not exceeding an amount equal to the portion of Borrower's request under Section 2.7.2 hereof to increase the Revolving Commitments (which request shall not exceed Twenty Million Dollars ($20,000,000)) that the Lenders decline to provide, provided such unsecured Indebtedness has a scheduled maturity not sooner than the expiration of the Revolving Commitment Period, and provided such unsecured Indebtedness is not guaranteed by any guarantors that are not also Guarantors.

          5.2.6. Loans, Etc. Make any loan, disbursement or advance to, or investment in, any Person except (a) trade debtors in the ordinary course of business, (b) loans and advances to a Subsidiary that is a Guarantor, provided there exists no Default or Unmatured Default at the time, or after giving effect to, such loan or advance and provided the Subsidiary is not "insolvent" at the time of such loan or advance nor rendered "insolvent" (as such terms are used in the Federal Bankruptcy Code) by such loan or advance, and loans and advances to Borrower by a Guarantor,
     (c) Qualified Investments, and (d) with respect to a Target acquired pursuant to Section 5.2.8 hereof, notes receivable owed to the Target as of such acquisition.

          5.2.7. Guarantees. Assume, guarantee or otherwise become liable as a guarantor or surety for the obligations of any Person, except for (a) the endorsements by Borrower or a Subsidiary of negotiable instruments for deposit or collection in the ordinary course of business, (b) guarantees in favor of the Lenders, (c) guarantees of the Indebtedness of Affiliates not exceeding in the aggregate for Borrower and its Subsidiaries Ten Percent (10%) of Borrower's Adjusted Consolidated Tangible Net Worth, and (d) as provided in Section 4.16 hereof.

          5.2.8.  Merger, Acquisitions, Etc.  Except as provided in
     Section 5.2.1 hereof and as provided below, merge or consolidate with or into any other Person, or lease, sell or otherwise dispose of the stock of any Subsidiary or of all or a substantial portion of the property, assets or business of Borrower or a Subsidiary to any other Person. Except in the ordinary course of business, Borrower shall not acquire and shall not permit any Subsidiary to acquire any material part of the assets of any other business entity; provided, however, that notwithstanding the foregoing, Borrower may, and may allow any Subsidiary to, consummate the merger or acquisition of any material part of the assets or the capital stock or equity of any other business entity on the conditions that: (a) in the event of a merger, Borrower or the Subsidiary is the legal surviving corporation;
     (b) no Default or Unmatured Default has occurred and is continuing at the time of such merger or acquisition or will result or occur after the consummation of such merger or acquisition; (c) the Agent receives prior notice of all material details of such merger or acquisition, and the entity or business acquired is substantially in the same field or enterprise as presently conducted by Borrower and its Subsidiaries; (d) Borrower provides satisfactory written evidence to the Agent that it is in compliance with the financial covenants set forth in
     Section 5 hereof both immediately before and after giving effect to the consummation of such merger or acquisition; (e) the Agent receives satisfactory evidence that the board of directors of the Target have approved the subject merger or acquisition or, in the event the Target is in bankruptcy, the applicable bankruptcy court has approved Borrower's or its Subsidiary's acquisition of the Target; and (f) a satisfactory pro forma Compliance Certificate showing financial covenant compliance with Sections 5.1.14, 5.1.15, 5.1.16 and 5.1.17 hereof on a consolidated basis for Borrower and its Subsidiaries and the Target for the preceding 12-month period determined in accordance with GAAP. Borrower will not, or will not permit any of its Subsidiaries to, create or otherwise acquire any new Subsidiary except Borrower may create Subsidiaries, having no material assets or operations, solely for the purpose of facilitating acquisitions permitted hereunder, and Borrower may create Subsidiaries in substantially the same fields of enterprise as presently conducted by Borrower and its Subsidiaries if such Subsidiary becomes a guarantor of the Obligations as required by Section 3 hereof. Borrower will not, and will not permit any Subsidiary, to pursue any new line of business.

          5.2.9. Change Name and Place of Business. Change its corporate name or principal place of business, except on not less than sixty (60) days' prior written notice to the Agent.

          5.2.10. Accounting Policies. Change its fiscal year or any of its significant accounting policies, except to the extent necessary to comply with GAAP and, with respect to a Target acquired pursuant to Section 5.2.8 hereof, changes with respect to such Target to comply with Borrower's accounting policies.

          5.2.11.  Change of Business.  Except as provided in Section
     5.2.8 hereof or as otherwise provided in this Agreement, make any material change in the nature of its business as carried on at the date of this Agreement.

          5.2.12. Benefit Plans. Permit any condition to exist in connection with any employee benefit plan which might constitute grounds for the PBGC to institute proceedings to have the employee benefit plan terminated or a trustee appointed to administer the employee benefit plan; or engage in, or permit to exist or occur any other condition, event or transaction, with respect to any employee benefit plan which could result in Borrower incurring any material liability, fine or penalty.

                               SECTION 6
                               ---------

                     Conditions Precedent to Loans
                     -----------------------------

     6.1.  Conditions to Initial Advance.  The obligation of the
Lenders to make the initial advance under the Facilities is subject to each of the following conditions precedent:

          6.1.1. Authorization. Borrower shall have furnished to the Lenders, and the Lenders shall have approved, certified copies of Borrower's and each Guarantor's articles of incorporation and by-laws, both as amended, accompanied by recent certificates of good standing issued by the Secretary of State of their states of incorporation and those states in which Borrower and the Guarantors own property or maintain an office and a certified copy of resolutions adopted by each Board of Directors authorizing the Facilities and the Guaranty, as applicable, and specifying the names and capacities of those Persons authorized to execute the Loan Documents.

          6.1.2. Loan Documents. Each of the Loan Documents shall have been executed and delivered by Borrower to the Lenders.

          6.1.3. Guaranty. The Guaranty shall have been executed and delivered by the Guarantors to the Lenders.

          6.1.4. Incumbency Certificates. The Lenders shall have received Incumbency Certificates, executed by the respective Secretary or Assistant Secretary of Borrower and each Guarantor which shall identify the name and title and bear the signature of the officers of Borrower and such Guarantor authorized to sign the Loan Documents, and the Lenders shall be entitled to rely upon such certificates until informed of any change in writing by Borrower.

          6.1.5. Opinion of Counsel. The Lenders shall have received a favorable written opinion of counsel to Borrower and the Guarantors, dated of even date herewith, in form and substance acceptable to the Lenders.

          6.1.6. UCC Searches. The Lenders shall have received satisfactory return after search in accordance with the Uniform Commercial Code or other applicable law in such governmental offices as the Lenders shall have deemed appropriate.

          6.1.7. Regulation U. The Lenders shall have received such certificates and other documents as it shall have deemed reasonably appropriate as to compliance with Regulations T, U and X of the Board of Governors of the Federal Reserve System.

          6.1.8. Compliance Certificate. A fully executed and completed Compliance Certificate.

          6.1.9. Facility Fees. The fees described in Section 2.6 shall have been paid by Borrower to the Agent for the benefit of the Lenders.

          6.1.10. Termination of Existing Credit Agreement. The Agent shall have received evidenced satisfactory to it that the commitments under the Existing Credit Agreement have been terminated, all loans thereunder have been repaid in full and all accrued fees and other amounts payable thereunder have been paid in full.

          6.1.11. Additional Documentation. The Lenders shall have received such other documents as the Lenders may reasonably request.

     6.2. Conditions to Subsequent Advances. Prior to each subsequent Advance under the Facilities:

          6.2.1. No Default. No Default or Unmatured Default shall have occurred and be continuing.

          6.2.2. Representations and Warranties. Each representation and warranty contained in Section 4 shall be true and correct as of the date of such advance, except to the extent any such representation or warranty relates solely to an earlier date and except changes reflecting transactions permitted by this Agreement.

          6.2.3. Legal Matters. All legal matters incident to the making of such Advance shall be reasonably satisfactory to the Lenders and its counsel.

          6.2.4. Expenses. Borrower shall have reimbursed the Lenders for all legal fees and other reasonable expenses incurred by the Lenders after the date hereof in connection with the Facilities for which Borrower, pursuant to this Agreement, is responsible.

     6.3. Special Conditions to Advances for Permitted Acquisitions. Prior to any Advance to be used for the purpose of funding a permitted acquisition or merger:

          6.3.1. Written Requests. At least Five (5) Banking Days prior to Borrower's request for an Advance to be used for the purpose of funding a permitted acquisition or merger pursuant to
     Section 5.2.8 hereof, Borrower shall submit to the Agent and the Lenders a written request signed by an Authorized Officer setting forth the estimated total amount of the requested Advance and the proposed uses thereof. Borrower shall also submit with its request (a) a written memorandum in summary form describing the extent and material results of its due diligence with respect to the Person to be acquired (the "Target"), (b) copies of all annual financial statements for the last three (3) years of the Target, or, to the extent all such annual financial statements are not available, such other financial statements reasonably acceptable in form to the Required Lenders, (c) a pro forma consolidated balance sheet of Borrower giving effect to consummation of the proposed transaction, and (d) a duly completed pro forma Compliance Certificate required by Section
     5.2.8 hereof and such other information and materials as required by Section 5.2.8 hereof.

          6.3.2. Acquisition Documents. As soon as practicable, but in any event at least Five (5) Banking Days prior to Borrower's request for an Advance to be used for the purpose of funding a permitted acquisition or merger pursuant to Section 5.2.8 hereof, Borrower shall provide the Agent with a copy of the letter of intent or term sheet of the proposed acquisition or merger. As soon as practicable, but in any event at least One (1) Banking Day prior to the proposed date of funding of such Advance, the Agent shall have received the definitive purchase agreement and such other material acquisition documents governing the proposed acquisition of the Target. The Agent shall furnish such items it receives under this Section 6.3.2 to the Lenders as soon as practicable.

          6.3.3. Representations of Target's Financial Statements. Borrower's submission of the items in Section 6.3.1 hereof shall constitute a representation by Borrower, to its actual knowledge, that (a) the information provided to the Lenders with respect to the proposed acquisition remains true and correct in all material respects as of the date of funding, (b) no material adverse change in the business of the Target (including the financial condition and/or assets to be acquired), has occurred since the date of the last financial statements furnished to the Lenders, and (c) the Target and Borrower (and its Subsidiaries, if applicable) have fully and timely complied with any applicable laws in connection with the contemplated acquisition.

          6.3.4.  Expenses.  Subject to Section 11.8 hereof,
     Borrower shall have reimbursed the Lenders for all reasonable legal fees and other reasonable expenses incurred by the Lenders after the date hereof in connection with the Facilities.

     6.4. General. Each request for an Advance under the Facilities shall constitute a representation and warranty by Borrower that the applicable conditions contained in this Section 6 have been satisfied.


                               SECTION 7
                               ---------

                                Default
                                -------

     The occurrence of any of the following events shall be deemed a Default hereunder:

     (a) any representation or warranty made by or on behalf of Borrower, any Guarantor or any Affiliate to the Lenders under or in connection with any Loan Document, any Guaranty, or any subordination agreement shall be false in any material respect as of the date on which made;

     (b) Borrower or any Guarantor fails to make any payment of principal of or interest on any of the Notes, or any fee or other payment Obligation within five (5) days after the same is due;

     (c) the breach by Borrower of any of the covenants contained in Sections 5.1.2 through 5.1.11 which breach remains uncured for a period which is the earlier of thirty (30) days after the occurrence thereof or twenty (20) days after written notice to Borrower from the Lenders; or the breach by Borrower of any other covenant contained in
Section 5 hereof;

     (d) the breach by Borrower or any Guarantor of any other terms or provisions of the Loan Documents (other than a breach which constitutes a Default under Section 7(a), (b) or (c) above) not cured within thirty (30) days after written notice from the Agent or a Lender to Borrower specifying such breach;

     (e) the failure of Borrower or any Guarantor to pay any other material Indebtedness when due or within any applicable grace or cure period, or the default by Borrower or any Guarantor in the performance of any other term, provision or condition contained in any agreement under which any such Indebtedness was created or is governed, the effect of which is to permit the holder or holders of such Indebtedness to cause such Indebtedness to become due prior to its stated maturity, unless such default is waived in writing by the holder or holders of such Indebtedness; or any such Indebtedness shall be validly declared to be due and payable or required to be prepaid (other than by a regularly scheduled payment) prior to the stated maturity thereof;

     (f) Borrower or any Guarantor shall (i) have an order for relief entered with respect to it under the Federal Bankruptcy Code, (ii) not pay, or admit in writing its inability to pay, its debts generally as they become due, (iii) make an assignment for the benefit of creditors, (iv) apply for, seek, consent to, or acquiesce in, the appointment of a receiver, custodian, trustee, examiner, liquidator or similar official for it or any substantial part of its property, (v) institute any proceeding seeking an order for relief under the Federal Bankruptcy Code or seeking to adjudicate it a bankrupt or insolvent, or seeking dissolution, winding up, liquidation, reorganization, arrangement, adjustment or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors or fail to file an answer or other pleading denying the material allegations of any such proceeding filed against it, or (vi) suspend operations as presently conducted or discontinue doing business as an ongoing concern;

     (g) without the application, approval or consent of Borrower or any Guarantor, a receiver, trustee, examiner, liquidator or similar official shall be appointed for Borrower or such Guarantor or any substantial part of its property, or a proceeding described in item
(f) shall be instituted against Borrower or such Guarantor and such appointment continues undischarged or such proceeding continues undismissed or unstayed for a period of sixty (60) consecutive days;

     (h) any Guaranty or any material provision thereof shall cease to be in full force or effect, or any Guarantor fails to promptly perform under its Guaranty, or any Guarantor terminates or revokes or attempts to terminate or revoke its Guaranty;

     (i) any Governmental Authority shall condemn, seize or otherwise appropriate, or take custody or control of all or any substantial portion of the property of Borrower;

     (j) Borrower or any Subsidiary shall fail within thirty (30) days to pay, bond or otherwise discharge any judgment or order for the payment of money in an amount equal to or greater than Three Hundred Thousand Dollars ($300,000) which is not stayed on appeal or otherwise appropriately contested in good faith, or any attachment, levy or garnishment is issued against any property of Borrower or any Subsidiary;

     (k) the expiration of sixty (60) days after the occurrence of a Change in Control, without the written consent of the Required
Lenders; or

     (l) there occurs a "reportable event" or a "prohibited transaction" under, or any complete or partial withdrawal from, or any other event which would constitute grounds for termination of or the appointment of a trustee to administer, any "plan" maintained by Borrower or any ERISA Affiliate for the benefit of its "employees" (as such terms are defined in ERISA) which will have a material adverse effect on the financial condition of Borrower or any of its Subsidiaries.


                               SECTION 8
                               ---------

                                Remedy
                                ------

     8.1.  Acceleration.  If any Default described in Section 7, item
(f) or (g) occurs, the commitments of the Lenders to make, renew or convert Advances of the Facilities, to accept drafts or to issue Letters of Credit hereunder shall automatically terminate and the Obligations (including, without limitation, the obligation to deposit with the Agent a sum equal to the aggregate face amount of the outstanding Letters of Credit pursuant to Section 8.2 hereof) shall immediately become due and payable without any election or action on the part of any Lender. If any other Default occurs, then upon the declaration of the Required Lenders or the Agent at the direction of the Required Lenders, the obligations of the Lenders to make, renew or convert Advances of the Facilities, to accept drafts and to issue Letters of Credit under this Agreement shall terminate and the Obligations (including, without limitation, the obligation to deposit with the Agent a sum equal to the aggregate face amount of the outstanding Letters of Credit pursuant to Section 8.2 hereof) shall immediately become due and payable. In either event, the Obligations shall become immediately due and payable without presentment, demand, protest or notice of any kind, all of which Borrower hereby expressly waives. The remedies of the Lenders specified in this Agreement and the other Loan Documents shall not be exclusive and the Lenders may avail themselves of any of the remedies provided by law as well as any equitable remedies available to the Lenders, and each and every remedy shall be cumulative and concurrent and shall be in addition to every other remedy now or hereafter existing at law or in equity.

     8.2. Deposit to Secure Reimbursement Obligations. When any Default under Section 7(b) hereof has occurred and is continuing, or the Required Lenders (or the Agent at the direction of the Required Lenders) have declared any acceleration of the Obligations after the occurrence of any other Default, the Required Lenders or the Agent at the direction of the Required Lenders may demand that Borrower immediately pay to the Agent an amount equal to the aggregate outstanding amount of the Letters of Credit and Borrower shall immediately upon any such demand make such payment. Borrower hereby irrevocably grants to the Agent for the benefit of the Lenders a security interest in all funds deposited to the credit of or in transit to any deposit account or fund established pursuant to this
Section 8.2, including, without limitation, any investment of such fund. Borrower hereby acknowledges and agrees that the Agent and the LC Issuer would not have an adequate remedy at law for failure by Borrower to honor any demand made under this Section 8.2 and that the Agent and the LC Issuer shall have the right to require Borrower specifically to perform its undertakings in this Section 8.2 whether or not any draws have been made under any Letter of Credit. In the event the Agent or the LC Issuer makes a demand pursuant to this
Section 8.2, and Borrower makes the payment demanded, the Agent agrees to invest the amount of such payment for the account of Borrower and at Borrower's risk and direction in short-term investments acceptable to the Agent.

     8.3. Subrogation. The LC Issuer shall, to the extent of any payments made by the LC Issuer under any Letter of Credit, be subrogated to all rights of the beneficiary of such Letter of Credit as to all obligations of Borrower and its Subsidiaries with respect to which such payment shall have been made by the LC Issuer.

     8.4. Preservation of Rights. No delay or omission of the Agent or any Lender to exercise any power or right under the Loan Documents shall impair such power or right or be construed to be a waiver of any Default or an acquiescence therein, and any single or partial exercise of any power or right shall not preclude other or further exercise thereof or the exercise of any other power or right. No Advance hereunder shall constitute a waiver of any of the conditions of any Lender's obligation to make further Advances, nor, in the event Borrower is unable to satisfy any such condition, shall a waiver of such condition in any one instance have the effect of precluding any Lender from thereafter declaring such inability to be a Default hereunder. No course of dealings shall be binding upon the Agent or any Lender.

     8.5. Actions by the Agent/Default Rate. The Agent shall take such action with respect to a Default or a Unmatured Default as shall be reasonably directed in writing by the Required Lenders or all the Lenders, as applicable, provided, however, that, unless and until the Agent shall have received such direction, the Agent may take such action, or refrain from taking such action with respect thereto, as it shall deem advisable in the best interests of the Lenders. The Agent shall have no obligation to impose or collect the Default rate of interest as provided in Section 2.2.3 hereof unless and until instructed in writing by the Required Lenders, which written instruction shall include the Required Lenders' determination of the date of Default and the amount of interest due and payable by Borrower.

                               SECTION 9
                               ---------

                               The Agent
                               ---------

     9.1. Appointment; Nature of Relationship. Bank One is hereby appointed by each of the Lenders as its contractual representative (herein referred to as the "Agent") hereunder and under each other Loan Document, and each of the Lenders irrevocably authorizes the Agent to act as the contractual representative of such Lender with the rights and duties expressly set forth herein and in the other Loan Documents. The Agent agrees to act as such contractual representative upon the express conditions contained in this Section 9. Notwithstanding the use of the defined term "Agent," it is expressly understood and agreed that the Agent shall not have any fiduciary responsibilities to any Lender by reason of this Agreement or any other Loan Document and that the Agent is merely acting as the contractual representative of the Lenders with only those duties as are expressly set forth in this Agreement and the other Loan Documents. In its capacity as the Lenders' contractual representative, the Agent (a) does not hereby assume any fiduciary duties to any of the Lenders, (b) is a "representative" of the Lenders within the meaning of Section 9-105 of the Uniform Commercial Code, and (c) is acting as an independent contractor, the rights and duties of which are limited to those expressly set forth in this Agreement and the other Loan Documents. Each of the Lenders hereby agrees to assert no claim against the Agent on any agency theory or any other theory of liability for breach of fiduciary duty, all of which claims each Lender hereby waives.

     9.2. Powers. The Agent shall have and may exercise such powers under the Loan Documents as are specifically delegated to the Agent by the terms of each thereof, together with such powers as are reasonably incidental thereto. The Agent shall have no implied duties to the Lenders, or any obligation to the Lenders to take any action thereunder except any action specifically provided by the Loan Documents to be taken by the Agent.

     9.3. General Immunity. Neither the Agent nor any of its directors, officers, agents or employees shall be liable to Borrower, the Lenders or any Lender for any action taken or omitted to be taken by it or them hereunder or under any other Loan Document or in connection herewith or therewith except to the extent such action or inaction is determined in a final non-appealable judgment by a court of competent jurisdiction to have arisen from the gross negligence or willful misconduct of such Person.

     9.4. No Responsibility for Loans, Recitals, etc. Neither the Agent nor any of its directors, officers, agents or employees shall be responsible for or have any duty to ascertain, inquire into, or verify
(a) any statement, warranty or representation made in connection with any Loan Document or any borrowing hereunder; (b) the performance or observance of any of the covenants or agreements of any obligor under any Loan Document, including, without limitation, any agreement by an obligor to furnish information directly to each Lender; (c) the satisfaction of any condition specified in Section 6, except receipt of items required to be delivered solely to the Agent; (d) the existence or possible existence of any Default or Unmatured Default;
(e) the validity, enforceability, effectiveness, sufficiency or genuineness of any Loan Document or any other instrument or writing furnished in connection therewith; (f) the value, sufficiency, creation, perfection or priority of any lien in any collateral security; or (g) the financial condition of Borrower or any Guarantor of any of the Obligations or of any of Borrower's or any such Guarantor's respective Subsidiaries. The Agent shall have no duty to disclose to the Lenders information that is not required to be furnished by Borrower to the Agent at such time, but is voluntarily furnished by Borrower to the Agent (either in its capacity as Agent or in its individual capacity).

     9.5. Action on Instructions of Lenders. The Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder and under any other Loan Document in accordance with written instructions signed by the Required Lenders, and such instructions and any action taken or failure to act pursuant thereto shall be binding on all of the Lenders. The Lenders hereby acknowledge that the Agent shall be under no duty to take any discretionary action permitted to be taken by it pursuant to the provisions of this Agreement or any other Loan Document unless it shall be requested in writing to do so by the Required Lenders. The Agent shall be fully justified in failing or refusing to take any action hereunder and under any other Loan Document unless it shall first be indemnified to its satisfaction by the Lenders pro rata against any and all liability, cost and expense that it may incur by reason of taking or continuing to take any such action.

     9.6. Employment of Agents and Counsel. The Agent may execute any of its duties as Agent hereunder and under any other Loan Document by or through employees, agents, and attorneys-in-fact and shall not be answerable to the Lenders, except as to money or securities received by it or its authorized agents, for the default or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care. The Agent shall be entitled to advice of counsel concerning the contractual arrangement between the Agent and the Lenders and all matters pertaining to the Agent's duties hereunder and under any other Loan Document.

     9.7. Reliance on Documents; Counsel. The Agent shall be entitled to rely upon any Note, notice, consent, certificate, affidavit, letter, telegram, statement, paper or document believed by it to be genuine and correct and to have been signed or sent by the proper person or persons, and, in respect to legal matters, upon the opinion of counsel selected by the Agent, which counsel may be employees of the Agent.

     9.8. Agent's Reimbursement and Indemnification. The Lenders agree to reimburse and indemnify the Agent ratably in proportion to their respective Revolving Commitments (or, if the Revolving Commitments have been terminated, in proportion to their Revolving Commitments immediately prior to such termination) (a) for any amounts not reimbursed by Borrower for which the Agent is entitled to reimbursement by Borrower under the Loan Documents, (b) for any other expenses incurred by the Agent on behalf of the Lenders and not reimbursed by Borrower in connection with the preparation, execution, delivery, administration and enforcement of the Loan Documents (including, without limitation, for any expenses incurred by the Agent in connection with any dispute between the Agent and any Lender or between two or more of the Lenders), and (c) for any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever which may be imposed on, incurred by or asserted against the Agent and not reimbursed by Borrower in any way relating to or arising out of the Loan Documents or any other document delivered in connection therewith or the transactions contemplated thereby (including, without limitation, for any such amounts incurred by or asserted against the Agent in connection with any dispute between the Agent and any Lender or between two or more of the Lenders), or the enforcement of any of the terms of the Loan Documents or of any such other documents, provided that no Lender shall be liable for any of the foregoing to the extent any of the foregoing is found in a final non-appealable judgment by a court of competent jurisdiction to have resulted from the gross negligence or willful misconduct of the Agent. The obligations of the Lenders under this Section 9.8 shall survive payment of the Obligations and termination of this Agreement.

     9.9. Notice of Default. The Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Unmatured Default hereunder unless the Agent has received written notice from a Lender or Borrower referring to this Agreement describing such Default or Unmatured Default and stating that such notice is a "notice of default". In the event that the Agent receives such a notice, the Agent shall give prompt notice thereof to the Lenders.

     9.10. Rights as a Lender. In the event the Agent is a Lender, the Agent shall have the same rights and powers hereunder and under any other Loan Document with respect to its Revolving Commitment and its Loans as any Lender and may exercise the same as though it were not the Agent, and the term "Lender" or "Lenders" shall, at any time when the Agent is a Lender, unless the context otherwise indicates, include the Agent in its individual capacity. The Agent and its Affiliates may accept deposits from, lend money to, and generally engage in any kind of trust, debt, equity or other transaction, in addition to those contemplated by this Agreement or any other Loan Document, with Borrower or any of its Subsidiaries in which Borrower or such Subsidiary is not restricted hereby from engaging with any other Person. The Agent, combined with its Affiliates, intends to retain (prior to any reductions pursuant to Section 2.7.1 hereof) a Revolving Commitment of not less than Twenty Million Dollars ($20,000,000) or 42.1053% of the aggregate Revolving Commitments, whichever is less.

     9.11. Lender Credit Decision. Each Lender acknowledges that it has, independently and without reliance upon the Agent or any other Lender and based on the financial statements prepared by Borrower and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement and the other Loan Documents. Each Lender also acknowledges that it will, independently and without reliance upon the Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement and the other Loan Documents.

     9.12. Successor Agent. The Agent may resign at any time by giving written notice thereof to the Lenders and Borrower, such resignation to be effective upon the appointment of a successor Agent or, if no successor Agent has been appointed, forty-five days after the retiring Agent gives notice of its intention to resign. The Agent may be removed at any time with or without cause by written notice received by the Agent from the Required Lenders, such removal to be effective on the date specified by the Required Lenders. Upon any such resignation or removal, the Required Lenders, with the written consent of Borrower if no Default has occurred and is continuing, shall have the right to appoint, on behalf of Borrower and the Lenders, a successor Agent. If no successor Agent shall have been so appointed by the Required Lenders within thirty (30) days after the resigning Agent's giving notice of its intention to resign, then the resigning Agent may appoint, on behalf of Borrower and the Lenders, a successor Agent. Notwithstanding the previous sentence, the Agent may, with the written consent of Borrower if no Default has occurred and is continuing, but without the consent of any Lender, appoint any of its Affiliates which is a commercial bank as a successor Agent hereunder. If the Agent has resigned or been removed and no successor Agent has been appointed, the Lenders may perform all the duties of the Agent hereunder and Borrower shall, after written notice thereof from the Lenders, make all payments in respect of the Obligations to the applicable Lender and for all other purposes shall deal directly with the Lenders. No successor Agent shall be deemed to be appointed hereunder until such successor Agent has accepted the appointment.
Any such successor Agent shall be a commercial bank having capital and retained earnings of at least $100,000,000. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the resigning or removed Agent. Upon the effectiveness of the resignation or removal of the Agent, the resigning or removed Agent shall be discharged from its duties and obligations hereunder and under the Loan Documents. After the effectiveness of the resignation or removal of an Agent, the provisions of this Section 9 shall continue in effect for the benefit of such Agent in respect of any actions taken or omitted to be taken by it while it was acting as the Agent hereunder and under the other Loan Documents. In the event that there is a successor to the Agent by merger, or the Agent assigns its duties and obligations to an Affiliate pursuant to this Section 9.12, then the term "Prime Rate" as used in this Agreement shall mean the prime rate, base rate or other analogous rate of the new Agent.

     9.13. Delegation to Affiliates. Subject to Section 9.12 hereof, Borrower and the Lenders agree that the Agent may delegate any of its duties under this Agreement to any of its Affiliates. Any such Affiliate (and such Affiliate's directors, officers, agents and employees) which performs duties in connection with this Agreement shall be entitled to the same benefits of the indemnification, waiver and other protective provisions to which the Agent is entitled under Sections 9 and 11 hereof.


                              SECTION 10
                              ----------

           Benefit of Agreement; Assignment, Participations
           ------------------------------------------------

     10.1. Successors and Assigns. The terms and provisions of the Loan Documents shall be binding upon and inure to the benefit of Borrower and the Lenders and their respective successors and assigns, except that (a) Borrower shall not have the right to assign its rights or obligations under the Loan Documents, and (b) any assignment by any Lender must be made in compliance with Section 10.3 hereof. Notwithstanding clause (b) of this Section, any Lender may at any time, without the consent of Borrower or the Agent, assign all or any portion of its rights under this Agreement and any Note to a Federal Reserve Bank; provided, however, that no such assignment to a Federal Reserve Bank shall release the transferor Lender from its obligations hereunder. The Agent may treat the Person which made any Loan or which holds any Note as the owner thereof for all purposes hereof unless and until such Person complies with Section 10.3 hereof in the case of an assignment thereof or, in the case of any other transfer, a written notice of the transfer is filed with the Agent. Any assignee or transferee of the rights to any Loan or any Note agrees by acceptance of such transfer or assignment to be bound by all the terms and provisions of the Loan Documents. Any request, authority or consent of any Person, who at the time of making such request or giving such authority or consent is the owner of the rights to any Loan (whether or not a Note has been issued in evidence thereof), shall be conclusive and binding on any subsequent holder, transferee or assignee of the rights to such Loan.

     10.2.  Participations.

          10.2.1. Permitted Participants; Effect. Any Lender may, in the ordinary course of its business and in accordance with applicable law, at any time sell to one or more banks or other entities ("Participants") participating interests in any Loan owing to such Lender, any Note held by such Lender, any Revolving Commitment of such Lender or any other interest of such Lender under the Loan Documents. In the event of any such sale by a Lender of participating interests to a Participant, such Lender's obligations under the Loan Documents shall remain unchanged, such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, such Lender shall remain the owner of its Loans and the holder of any Note issued to it in evidence thereof for all purposes under the Loan Documents, all amounts payable by Borrower under this Agreement shall be determined as if such Lender had not sold such participating interests, and Borrower and the Agent shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under the Loan Documents.

          10.2.2. Voting Rights. Each Lender shall retain the sole right to approve, without the consent of any Participant, any amendment, modification or waiver of any provision of the Loan Documents other than any amendment, modification or waiver with respect to any Loan or Revolving Commitment in which such Participant has an interest which forgives principal, interest or fees or reduces the interest rate or fees payable with respect to any such Loan or Revolving Commitment, extends the Revolving Commitment Period, postpones any date fixed for any regularly-scheduled payment of principal of, or interest or fees on, any such Loan or Revolving Commitment, releases any Guarantor of any such Loan or releases all or substantially all of the collateral, if any, securing any such Loan.

          10.2.3. Benefit of Setoff. Borrower agrees that each Participant shall be deemed to have the right of setoff provided in Section 11.19 hereof in respect of its participating interest in amounts owing under the Loan Documents to the same extent as if the amount of its participating interest were owing directly to it as a Lender under the Loan Documents, provided that each

     Lender shall retain the right of setoff provided in Section 11.19 hereof with respect to the amount of participating interests sold to each Participant. The Lenders agree to share with each Participant, and each Participant, by exercising the right of setoff provided in Section 11.19 hereof, agrees to share with each Lender, any amount received pursuant to the exercise of its right of setoff, such amounts to be shared in accordance with
     Section 11.19 hereof as if each Participant were a Lender.

     10.3.  Assignments.

          10.3.1. Permitted Assignments. Any Lender may, in the ordinary course of its business and in accordance with applicable law, at any time assign to one or more banks or other entities ("Purchasers") all or any part of its rights and obligations under the Loan Documents. Such assignment shall be substantially in the form of Exhibit E or in such other form as may be agreed to by the parties thereto. The consent of Borrower and the Agent shall be required prior to an assignment becoming effective with respect to a Purchaser which is not a Lender or an Affiliate thereof; provided, however, that if a Default has occurred and is continuing, the consent of Borrower shall not be required. Such consents shall not be unreasonably withheld or delayed. Each such assignment shall (unless each of Borrower and the Agent otherwise consents) be in an amount not less than the lesser of
     (a) $5,000,000 or (b) the remaining amount of the assigning Lender's Revolving Commitment (calculated as at the date of such assignment).

          10.3.2. Effect; Effective Date. Upon (a) delivery to the Agent of an assignment, together with any consents required by
     Section 10.3.1 hereof, and (b) payment of a $5,000 fee to the Agent for processing such assignment, such assignment shall become effective on the effective date specified in such assignment. Such assignment shall contain a representation by the Purchaser to the effect that none of the consideration used to make the purchase of the Revolving Commitment and Loans under the applicable assignment agreement are "plan assets" as defined under ERISA and that the rights and interests of the Purchaser in and under the Loan Documents will not be "plan assets" under ERISA. On and after the effective date of such assignment, such Purchaser shall for all purposes be a Lender party to this Agreement and any other Loan Document executed by or on behalf of the Lenders and shall have all the rights and obligations of a Lender under the Loan Documents, to the same extent as if it were an original party hereto, and no further consent or action by Borrower, the Lenders or the Agent shall be required to release the transferor Lender with respect to the percentage of the aggregate Revolving Commitment and Loans assigned to such Purchaser. Upon the consummation of any assignment to a Purchaser pursuant to this Section 10.3.2, the transferor Lender, the Agent and Borrower shall, if the transferor Lender or the Purchaser desires that its Loans be evidenced by Notes, make appropriate arrangements so that new Notes or, as appropriate, replacement Notes are issued to such transferor Lender and new Notes or, as appropriate, replacement Notes, are issued to such Purchaser, in each case in principal amounts reflecting their respective Revolving Commitments, as adjusted pursuant to such assignment.

     10.4. Dissemination of Information. Borrower authorizes each Lender to disclose to any Participant or Purchaser or any other Person acquiring an interest in the Loan Documents by operation of law (each a "Transferee") and any prospective Transferee any and all information in such Lender's possession concerning the creditworthiness of Borrower and its Subsidiaries; provided that each Transferee and prospective Transferee agrees to be bound by Section 11.10 of this Agreement.

     10.5. Tax Treatment. If any interest in any Loan Document is transferred to any Transferee which is organized under the laws of any jurisdiction other than the United States or any State thereof, the transferor Lender shall cause such Transferee, concurrently with the effectiveness of such transfer, to comply with the provisions of Section
11.24 hereof.


                              SECTION 11
                              ----------

                          General Provisions
                          ------------------

     11.1. Waivers, Amendments and Remedies. No delay or omission of the Lenders to exercise any right under the Loan Documents shall impair such right or be construed to be a waiver of any Default or an acquiescence therein, and any single or partial exercise of any such right shall not preclude other or further exercise thereof or the exercise of any other right. No waiver, amendment or other variation of the terms, conditions or provisions of the Loan Documents whatsoever shall be valid unless in writing signed by the Required Lenders, and, to the extent any rights or duties of the Agent may be affected thereby, the Agent; provided, however, that no waiver, amendment, modification, consent or other variation shall without consent of the Agent and each non Defaulting Lender with Obligations being directly affected thereby (a) authorize or permit the extension of time for paying the principal of, or interest on, the Obligations, or any fees payable thereunder, or any reduction in the principal amount thereof or a reduction in the rate of interest or fees thereon (other than as a result of waiving the applicability of any increase in the applicable interest rate upon Default or maturity), (b) amend
(i) the respective percentages of the Lenders' Revolving Commitments (other than a change in a Lender's percentage by virtue of an increase in the Revolving Commitments under Section 2.7.2 that such Lender has elected not to participate), (ii) the definition of Required Lenders or the percentage of Lenders required to take or approve any action hereunder, or (iii) the provisions of this Section 11.1 or Sections 7 or 8.1, (c) release all or substantially all of the collateral subject to any Loan Document, if any, or release any Guarantor from its Guaranty, or (d) waive, amend, or modify any other provision of the Loan Documents which creates an obligation on the part of Borrower to indemnify the Agent or any Lender or to pay money to the Agent or any Lender. Any such waiver, amendment, modification or consent shall be effective only in the specific instance and for the specific purpose for which given. All remedies contained in the Loan Documents or by law afforded shall be cumulative and all shall be available to the Lenders until the Obligations have been paid in full.

     11.2. Survival of Representations. All representations and warranties of Borrower contained in the Loan Documents shall survive delivery of the Notes and the making of the Facilities.

     11.3. Governmental Regulation. Anything contained in this Agreement to the contrary notwithstanding, the Lenders shall not be obligated to extend credit to Borrower in violation of any limitation or prohibition provided by any applicable statute or regulation.

     11.4. Taxes. Any taxes (excluding taxation of the overall net income of the Lenders) payable or ruled payable by any Governmental Authority in respect of the Loan Documents shall be paid by Borrower, together with interest and penalties, if any.

     11.5. Choice of Law. The Loan Documents (other than those containing a contrary express choice of law provision) and the rights and obligations of the parties thereunder and hereunder shall be governed by, and construed and interpreted in accordance with the laws of the State of Indiana (but giving effect to federal laws applicable to national Lenders), notwithstanding the fact that Indiana conflict of law rules might otherwise require the substantive rules of law of another jurisdiction to apply. Borrower hereby consents to the jurisdiction of any state or federal court located within Marion County, Indiana. All service of process may be made by messenger, certified mail, return receipt requested or by registered mail directed to Borrower at the addresses indicated aside its signature to this Agreement, and Borrower otherwise waives personal service of any and all process made upon Borrower. Borrower waives any objection which Borrower may have to any proceeding commenced in a federal or state court located within Marion County, Indiana, based upon improper venue or forum non conveniens. Nothing contained in this Section shall affect the right of the Lenders to serve legal process in any other manner permitted by law or to bring any action or proceeding against Borrower or its property in the courts of any other jurisdiction.

     11.6. Headings. Section headings in the Loan Documents are for convenience of reference only and shall not govern the interpretation of any of the provisions of the Loan Documents.

     11.7. Entire Agreement. The Loan Documents embody the entire agreement and understanding among Borrower, the Agent and the Lenders and supersede all prior agreements and understandings among Borrower, the Agent and the Lenders relating to the subject matter thereof.

     11.8. Expenses. Borrower shall reimburse the Agent for any and all reasonable out-of-pocket expenses (including attorneys' fees for the Agent), paid or incurred by the Agent in connection with the preparation, negotiation, review, execution, delivery, amendment, modification and administration of the Facilities and/or the Loan Documents. Borrower shall reimburse the Agent and the Lenders for reasonable out-of-pocket expenses paid or incurred by the Lenders in connection with charges incurred pursuant to Section 5.1.6 hereof after a Default as provided therein. The Agent shall use its best effort to provide advance notice to Borrower prior to the incurrence of such expenses. Borrower shall reimburse the Agent and the Lenders for any and all reasonable costs, charges and out-of-pocket expenses (including attorneys' fees and time charges of attorneys for the Agent and the Lenders), paid or incurred by the Agent and/or the Lenders in connection with the collection and enforcement of the Facilities and/or the Loan Documents. The Lenders may pay or deduct from the loan proceeds any of such expenses, and any proceeds so applied shall be deemed to be advances under this Agreement evidenced by the Notes and secured by the Loan Documents, and shall bear interest at the rate of interest provided in the Notes.

     11.9. Indemnification. Borrower agrees to indemnify the Lenders, and their successors and assigns (including any permitted purchaser of a participation in the Facilities), and their directors, officers and employees, against all losses, claims, costs, damages, liabilities and expenses, including, without limitation, all expenses of litigation or preparation therefor (a "Loss"), which they may pay or incur in connection with or arising out of the direct or indirect application of the proceeds of the Facilities hereunder, except for any Loss caused by the Lenders' gross negligence or wilful misconduct. The indemnity set forth herein shall be in addition to any other Obligations of Borrower to the Lenders hereunder or at common law or otherwise, and shall survive any termination of this Agreement, the expiration of the obligation of the Lenders to make the Facilities and the payment of all Obligations.

     11.10. Confidentiality. The Lenders agree to treat all information received by them in connection with the Loan Documents (except such information which is generally available or has been made available to the public) as confidential, provided, however, that nothing in this Section shall prohibit the Lenders from, or subject the Lenders to liability for, disclosing any such information to any Governmental Authority to whose jurisdiction the Lenders may be subject, and provided further that the Lenders may provide such information, with Borrower's consent, to proposed purchasers of or participants in the Facilities.

     11.11. Giving Notice. Any notice required or permitted to be given under this Agreement may be, and shall be deemed effective if made in writing and delivered to the recipient's address, telex number of facsimile number addressed to Borrower at the address specified opposite its signature below, or if addressed to the Agent or the Lenders at the addresses indicated on Schedule I hereto, by any of the following means: (a) hand delivery, (b) United States first class mail, postage prepaid, (c) registered or certified mail, postage prepaid, with return receipt requested, (d) by a reputable rapid delivery service, or (e) by telegraph or telex when delivered to the appropriate office for transmission, charges prepaid, with request for assurance of receipt in a manner typical with respect to communication of that type. Notice made in accordance with this Section shall be deemed given upon receipt if delivered by hand or wire transmission, three (3) Banking Days after mailing if mailed by first class, registered or certified mail, or one (1) Banking Day after deposit with an overnight courier service if delivered by overnight courier. Borrower, the Agent and the Lenders may each change the address for service of notice upon it by a notice in writing to the other parties hereto.

     11.12. Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one agreement, and any of the parties hereto may execute this Agreement by signing any such counterpart. This Agreement shall be effective when it has been executed by Borrower, the Agent and the Lenders.

     11.13. Incorporation by Reference. All Exhibits and Schedules hereto are incorporated herein by this reference. Each of the other Loan Documents shall be made subject to all of the terms, covenants, conditions, obligations, stipulations and agreements contained in this Agreement to the same extent and effect as if fully set forth therein, and this Agreement is made subject to all of the terms, covenants, conditions, obligations, stipulations and agreements contained in the other Loan Documents to the same extent and effect as if fully set forth therein. The provisions of this Agreement, including, without limitation, provisions relating to maintenance of insurance, are in addition to, and not a limitation upon, the requirements of any other Loan Document, any guaranty or any subordination agreement.

     11.14.  Time of Essence.  Time is of the essence under the Loan
Documents.

     11.15. No Joint Venture. Notwithstanding anything to the contrary herein contained or implied, the Lenders, by this Agreement, or by any action pursuant hereto, shall not be deemed to be a partner of, or a joint venturer with, Borrower, and Borrower hereby indemnifies and agrees to defend and hold the Lenders harmless, including the payment of reasonable attorneys' fees, from any Loss resulting from any judicial construction of the parties' relationship as such.

     11.16. Severability. In the event any provision of this Agreement or any of the Loan Documents shall be held invalid or unenforceable by any court of competent jurisdiction, such holding shall not affect the validity, enforceability or legality of the remaining provisions hereof or thereof, all of which shall continue unaffected and unimpaired thereby.

     11.17. Waiver of Setoff. Borrower agrees that it will not exercise any right of setoff on any of the Notes or assert any claim for reduction or credit against any of the Notes except when actual payment has been made.

     11.18. Gender. As used herein, the masculine gender shall be deemed to include the feminine and the neuter and the singular number shall also include the plural.

     11.19. Right of Setoff. In addition to any rights now or hereafter granted under applicable law or otherwise, and not by way of limitation of any such rights, upon the occurrence of a Default, each Lender is hereby authorized at any time or from time to time, without presentment, demand, protest or other notice of any kind to Borrower or to any other Person, any such notice being hereby expressly waived, to set off and to appropriate and apply any and all deposits (general or special) and any other Indebtedness at any time held or owing by such Lender or any affiliate of such Lender (including, without limitation, by branches and agencies of such Lender or any affiliate of such Lender wherever located) to or for the credit or the account of Borrower against and on account of the Obligations and liabilities of Borrower to such Lender under this Agreement or under any of the other Loan Documents, including, without limitation, all interests in Obligations of Borrower purchased by such Lender pursuant to Section
11.22 hereof, and all other claims of any nature or description arising out of or connected with this Agreement or any other Loan, irrespective of whether or not such Lender shall have made any demand hereunder and although said Obligations, liabilities or claims, or any of them, shall be contingent or unmatured.

     11.20. Lenders Not in Control. None of the covenants or other provisions contained in the Loan Documents shall, or shall be deemed to, give the Lenders the rights or power to exercise control over the affairs and/or management of Borrower, the power of the Lenders being limited to the right to exercise the remedies provided in the Loan Documents, provided, however, that if the Lenders become the owner of any stock or other equity interest in any Person, whether through foreclosure or otherwise, the Lenders shall be entitled (subject to requirements of law) to exercise such legal rights as they may have by virtue of being the owner of such stock or other equity interest in such Person.

     11.21. Additional Amounts Payable. If any change or the enactment, adoption or judicial or administrative interpretation of any law, regulation, treaty, guideline or directive (including, without limitation, Regulation D of the Board of Governors of the Federal Reserve System) either (a) subjects any Lender or any applicable Lending Installation or the LC Issuer to any additional tax, duty, charge, deduction or withholding with respect to any of the Facilities (other than a tax measured by the net or gross income of such Lender), or (b) imposes or increases any reserve, special deposit or similar requirement on account of any of the Facilities not otherwise provided in this Agreement or (c) imposes increased minimum capital requirements on any Lender or any applicable Lending Installation or the LC Issuer on account of its issuing or maintaining any of the Facilities; and if any of the foregoing (i) results in an increase to such Lender or the applicable Lending Installation or the LC Issuer in the cost of issuing or maintaining any of the Facilities, or making any payment on account of any of the Facilities, (ii) reduces the amount of any payment receivable by such Lender or the applicable Lending Installation or the LC Issuer under this Agreement with respect to any of the Facilities, (iii) requires such Lender or the applicable Lending Installation or the LC Issuer to make any payment calculated by reference to the gross amount of any sum received or paid by such Lender or the applicable Lending Installation or the LC Issuer pursuant to any of the Facilities, or (iv) reduces the rate of return on such Lender's or the applicable Lending Installation or the LC Issuer's capital to a level below that which such Lender or the applicable Lending Installation or the LC Issuer could otherwise have achieved (taking into consideration such party's policies with respect to Capital Adequacy), then Borrower shall pay to such Lender or the applicable Lending Installation or the LC Issuer, as additional compensation for the Facilities, such amounts as will compensate such Lender or the applicable Lending Installation or the LC Issuer for such increased cost, payment or reduction. Within twenty (20) days after (a) the initial demand therefor and (b) presentation by a Lender of a certificate to Borrower containing a statement of the cause of such increased cost, payment or reduction and a calculation of the amount thereof (which statement and calculation shall be presumed prima facie to be correct), Borrower shall pay the additional amount payable measured from the date such change, enactment, adoption or interpretation first affects such Lender or the applicable Lending Installation or the LC Issuer.

     11.22. Adjustments. If any Lender (a "Benefitted Lender") shall at any time receive any payment (other than regularly scheduled payments of principal and interest prior to any Default) of all or any part of its Facilities hereunder, or interest thereon (whether by set-off or otherwise) in a greater proportion than its Pro Rata Share, such Benefitted Lender shall purchase for cash from the other Lenders such portions of the other Lenders' Notes, or shall provide such other Lenders with the benefits of any such collateral, or the proceeds thereof, as shall be necessary to cause the Benefitted Lender to share the excess payment or benefits of such collateral or proceeds ratably with the other Lenders; provided, however, that if all or any portion of such excess payment or benefits is thereafter recovered from the Benefitted Lender, such purchase shall be rescinded, and the purchase price and benefits returned to the extent of such recovery, but without interest. Borrower agrees that each Lender so purchasing a portion of another Lender's Notes may exercise all rights of payment (including, without limitation, rights of set-off) with respect to such portion as fully as if such Lender were the direct holder of such portion.

     11.23. Application of Proceeds. Notwithstanding any contrary provision of any other Loan Document, after the occurrence of a Default and acceleration of the Obligations, including, without limitation, any proceeds of collateral and recoveries under the Guaranty, shall be applied by the Agent to payment of the Obligations in the following order:

          (a) First, to payment of all reasonable costs and reasonable expenses of the Agent and the Lenders incurred in connection with the preservation, collection and enforcement of the Obligations;

          (b) Second, to the payment of that portion of the Obligations constituting accrued and unpaid interest and fees, pro rata among the Lenders in accordance with their Pro Rata
     Shares;

          (c) Third, to the payment of the principal amount of the Obligations, pro rata among the Lenders in accordance with their Pro Rata Shares;

          (d) Fourth, to the payment of any other Obligations not referred to above to the Agent or any of the Lenders as may be properly payable; and

          (e) Fifth, the balance, if any, after all the Obligations have been satisfied, shall be returned to the Borrower.

     11.24. Foreign Lender Withholding Tax. Each Lender represents and warrants to the Agent that under applicable law and treaties no taxes are required to be withheld by the Agent with respect to any payments to be made to such Lender under this Agreement and further agrees to provide such required United States tax forms or comparable statements to evidence its exemption from withholding tax in accordance with applicable United States laws and regulations, and agrees to comply from time to time with all applicable United States laws and regulations with regard to such withholding tax exemptions.

     11.25. Replacement of Lenders. (a) (i) If any Lender becomes a Defaulting Lender or otherwise defaults in its obligations to make Loans, (ii) if any Lender refuses to consent to certain proposed changes, waivers, discharges or terminations with respect to this Agreement which have been approved by the Required Lenders as provided in Section 11.1 hereof, or (iii) upon a Lender charging to Borrower increased costs in excess of those being generally charged by the other Lenders, Borrower shall have the right, in accordance with the requirements of Section 10.3 hereof, if no Default will exist after giving effect to such replacement, to replace such Lender (the "Replaced Lender") with an Eligible Transferee or Eligible Transferees, none of which shall constitute a Defaulting Lender at the time of replacement (collectively, the "Replacement Lender"), reasonably acceptable to the Agent and Bank One, provided that at the time of any replacement pursuant to this Section, the Replacement Lender shall enter into one or more assignments as provided in Section
10.3 hereof pursuant to which the Replacement Lender shall acquire all the Revolving Commitments and outstanding Loans of, and in each case participation in Letters of Credit by, the Replaced Lender and, in connection therewith, shall pay to the Replaced Lender in respect thereof an amount equal to the sum of (A) an amount equal to the principal of, and all accrued interest on, all outstanding Loans of the Replaced Lender and (B) an amount equal to all accrued, but theretofore unpaid, fees owing to the Replaced Lender and (C) all obligations of Borrower owing to the Replaced Lender (other than those specifically described in clause (A) above in respect of which the assignment purchase price has been, or is concurrently being, paid) shall be paid in full to such Replaced Lender concurrently with such replacement.

     11.26.  Relationship of Parties; Mutual Release of
Consequential Damages. The relationship between Borrower and the Lenders and the Agent shall be solely that of borrower and lender. Neither the Agent nor any Lender shall have any fiduciary responsibilities to Borrower. Neither the Agent nor any Lender undertakes any responsibility to Borrower to review or inform Borrower of any matter in connection with any phase of Borrower's business or operations. Neither the Agent, any Lender nor Borrower shall have any liability with respect to, and Borrower, each Lender and the Agent hereby waives, releases and agrees not to sue for, any special or consequential damages suffered by it in connection with, arising out of, or in any way related to the Loan Documents or the transactions contemplated thereby.

     11.27. Waiver of Jury Trial. THE LENDERS, THE AGENT AND BORROWER, AFTER CONSULTING OR HAVING HAD THE OPPORTUNITY TO CONSULT WITH COUNSEL, KNOWINGLY, VOLUNTARILY, INTENTIONALLY, UNCONDITIONALLY AND IRREVOCABLY WAIVE ANY RIGHT ANY OF THEM MAY HAVE TO A TRIAL BY JURY IN ANY LITIGATION BASED UPON OR ARISING OUT OF THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT OR ANY OF THE TRANSACTIONS CONTEMPLATED BY THIS AGREEMENT OR ANY COURSE OF CONDUCT, DEALING, STATEMENTS (WHETHER ORAL OR WRITTEN), OR ACTIONS OF ANY OF THEM. NEITHER THE LENDERS, THE AGENT NOR BORROWER SHALL SEEK TO CONSOLIDATE, BY COUNTERCLAIM OR OTHERWISE, ANY ACTION IN WHICH A JURY TRIAL HAS BEEN WAIVED WITH ANY OTHER ACTION IN WHICH A JURY TRIAL CANNOT BE OR HAS NOT BEEN WAIVED. THESE PROVISIONS SHALL NOT BE DEEMED TO HAVE BEEN MODIFIED IN ANY

RESPECT OR RELINQUISHED BY EITHER THE LENDERS, THE AGENT OR BORROWER EXCEPT BY A WRITTEN INSTRUMENT EXECUTED BY THE LENDERS, THE AGENT AND BORROWER. THIS PROVISION IS A MATERIAL INDUCEMENT TO THE LENDERS TO PROVIDE THE FINANCING GOVERNED BY THIS AGREEMENT.

                 [THIS SPACE INTENTIONALLY LEFT BLANK]

                            SIGNATURE PAGE OF
                        CHROMCRAFT REVINGTON, INC.
                           TO CREDIT AGREEMENT


                                    "BORROWER"

                                    CHROMCRAFT REVINGTON, INC.


                                    By:  /s/ Michael E. Thomas
                                         ------------------------

                                    Its: President
                                         ------------------------

Address:
1100 North Washington Street
P.O. Box 238
Delphi, Indiana  46923-0238
Attention:  Chief Financial Officer
Facsimile:  765-564-6673

                            SIGNATURE PAGE OF
                         BANK ONE, INDIANA, N.A.
                           TO CREDIT AGREEMENT


                                    BANK ONE, INDIANA, N.A.,
                                    individually and as Agent


                                    By:  /s/ John C. Otteson
                                         ------------------------

                                    Its: Managing Director
                                         ------------------------

                            SIGNATURE PAGE OF
                      NATIONAL CITY BANK OF INDIANA
                           TO CREDIT AGREEMENT


                                    NATIONAL CITY BANK OF INDIANA


                                    By:  /s/ Alexander Curry
                                         ------------------------

                                    Its: Senior Vice President
                                         ------------------------

                            SIGNATURE PAGE OF
                              SUNTRUST BANK
                           TO CREDIT AGREEMENT


                                    SUNTRUST BANK


                                    By:  /s/ Jeffery A. Howard
                                         -----------------------

                                    Its: Director
                                         ------------------------

                             SIGNATURE PAGE OF
                        THE NORTHERN TRUST COMPANY
                            TO CREDIT AGREEMENT


                                    THE NORTHERN TRUST COMPANY


                                    By:  /s/ Candelario Martinez
                                         ------------------------

                                    Its: Vice President
                                         ------------------------

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

(a) A 100% owned subsidiary of Silver Furniture Co., Inc.

(b) A 100% owned subsidiary of CRI Corporation-Sumter

                               EXHIBIT (23.1)
                      CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Chromcraft Revington, Inc.:

We consent to incorporation by reference in the registration statement
(No. 33-48728) on Form S-8 of Chromcraft Revington, Inc. of our report dated January 31, 2001, relating to the consolidated balance sheets of Chromcraft Revington, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows and the consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2000, which report appears in the December 31, 2000, annual report on Form 10-K of Chromcraft Revington, Inc.


KPMG Peat Marwick LLP
Indianapolis, Indiana
February 26, 2001

                               EXHIBIT (24.1)
                             POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E. THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and any and all amendments thereto, to be filed with the Securities and Exchange Commission pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.


Dated:  March 1, 2001                            David L. Kolb, Director

                               EXHIBIT (24.1)
                             POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E. THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and any and all amendments thereto, to be filed with the Securities and Exchange Commission pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.


Dated:  March 1, 2001                            Larry P. Kunz, Director

                               EXHIBIT (24.1)
                             POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E. THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and any and all amendments thereto, to be filed with the Securities and Exchange Commission pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.



Dated:  March 1, 2001                            M. Saleem Muqaddam, Director

                               EXHIBIT (24.1)
                             POWER OF ATTORNEY


   KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints FRANK T. KANE and MICHAEL E. THOMAS, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Chromcraft Revington, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and any and all amendments thereto, to be filed with the Securities and Exchange Commission pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.


Dated:  March 1, 2001                            Warren G. Wintrub, Director