Form 10-Q
period 2001-03-31
CHROMCRAFT REVINGTON INC
filed 2001-05-14
CIK 884130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from          to
                                          ----------   -----------

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

       Common Stock, $.01 par value -- 9,573,248 shares as of May 1, 2001

                                Table of Contents

                           Chromcraft Revington, Inc.


                                                                    Page Number
                                                                    -----------
Part I.        Financial Information

      Item 1.  Financial Statements (unaudited)

               Condensed Consolidated Statements of Earnings - Three
               Months Ended March 31, 2001 and April 1, 2000...........  3

               Condensed Consolidated Balance Sheets - March 31, 2001,
               December 31, 2000 and April 1, 2000.....................  4

               Condensed Consolidated Statements of Cash Flows - Three
               Months Ended March 31, 2001 and April 1, 2000...........  5

               Notes to Condensed Consolidated Financial Statements....  6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................  8

Part II.   Other Information

      Item 6.  Exhibits and Reports on Form 8-K........................ 10

Signatures............................................................. 11

                          Part I. Financial Information
                          -----------------------------

Item 1.   Financial Statements

            Condensed Consolidated Statements of Earnings (unaudited)
                           Chromcraft Revington, Inc.
                      (In thousands, except per share data)

                                                             Three Months Ended
                                                           ----------------------
                                                           March 31,     April 1,
                                                             2001          2000
                                                            -------      --------
Sales                                                       $62,901      $73,740

Cost of sales                                                48,402       55,625
                                                            -------      -------

Gross margin                                                 14,499       18,115

Selling, general and administrative expenses                  8,465        9,639
                                                            -------      -------

Operating income                                              6,034        8,476

Interest expense                                                310          478
                                                            -------      -------

Earnings before income tax expense                            5,724        7,998

Income tax expense                                            2,232        3,139
                                                            -------      -------

Net earnings                                                $ 3,492      $ 4,859
                                                            =======      =======

Earnings per share of common stock
         Basic                                              $   .36      $   .49
                                                            =======      =======

         Diluted                                            $   .36      $   .49
                                                            =======      =======

Shares used in computing earnings per share
         Basic                                                9,573        9,911
                                                            =======      =======

         Diluted                                              9,705       10,006
                                                            =======      =======

See accompanying notes to condensed consolidated financial statements.

                Condensed Consolidated Balance Sheets (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                  March 31,   April 1, December 31,
                                                    2001        2000      2000
                                                  ---------   -------- ------------
         Assets
         ------

Cash                                              $     --   $     --   $    441
Accounts receivable                                 27,742     35,513     25,552
Inventories                                         54,310     51,082     55,379
Other assets                                         3,636      3,463      3,447
                                                  --------   --------   --------

     Current assets                                 85,688     90,058     84,819

Property, plant and equipment, net                  44,163     44,099     44,747
Intangibles and other assets                        29,641     29,580     30,526
                                                  --------   --------   --------

     Total assets                                 $159,492   $163,737   $160,092
                                                  ========   ========   ========


     Liabilities and Stockholders' Equity
     ------------------------------------

Accounts payable                                  $  7,553   $ 10,883   $  6,474
Accrued liabilities                                 17,481     19,530     13,694
Revolving credit facility                               --     23,400         --
                                                  --------   --------   --------

     Current liabilities                            25,034     53,813     20,168

Revolving credit facility                           10,300         --     19,200
Deferred compensation and other liabilities         10,421      8,943     10,479
                                                  --------   --------   --------

     Total liabilities                              45,755     62,756     49,847

Stockholders' equity                               113,737    100,981    110,245
                                                  --------   --------   --------

     Total liabilities and stockholders' equity   $159,492   $163,737   $160,092
                                                  ========   ========   ========

See accompanying notes to condensed consolidated financial statements.

           Condensed Consolidated Statements of Cash Flows (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                             Three Months Ended
                                                             ------------------
                                                            March 31,   April 1,
                                                              2001        2000
                                                            ---------   --------
Operating Activities
   Net earnings                                              $ 3,492    $ 4,859
      Adjustments to reconcile net earnings to net cash
         provided by operating activities
            Depreciation and amortization                      1,518      1,567
            Deferred income taxes                                149        244
            Changes in assets and liabilities
               Accounts receivable                            (2,190)    (5,939)
               Inventories                                     1,069       (632)
               Accounts payable and accrued liabilities        4,866      6,066
               Other                                             164        511
                                                             -------    -------

         Cash provided by operating activities                 9,068      6,676
                                                             -------    -------

Investing Activities
   Capital expenditures                                         (609)      (876)
                                                             -------    -------

         Cash used by investing activities                      (609)      (876)
                                                             -------    -------

Financing Activities
   Net repayment under revolving credit facility              (8,900)    (3,300)
   Repurchase of common stock                                     --     (3,648)
                                                             -------    -------

         Cash used by financing activities                    (8,900)    (6,948)
                                                             -------    -------

Decrease in cash                                                (441)    (1,148)

Cash at beginning of period                                      441      1,148
                                                             -------    -------

Cash at end of period                                        $    --    $    --
                                                             =======    =======

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Chromcraft Revington's annual report on Form 10-K for the year ended December 31, 2000.


Note 2.  Purchase Offer from Court Square Capital Limited

Chromcraft Revington received on December 22, 2000 a proposal from Court Square Capital Limited, a unit of Citigroup, under which the holders of Chromcraft Revington's publicly traded common stock would receive cash of $10.30 per share in a transaction to take Chromcraft Revington private. Court Square Capital Limited is presently conducting its due diligence review of Chromcraft Revington. Court Square Capital Limited owns 59.5% of Chromcraft Revington's common stock.


Note 3.  Earnings per Share of Common Stock

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 132,000 and 95,000 for the three months ended March 31, 2001 and April 1, 2000, respectively.

Certain stock options to purchase shares of common stock were outstanding during the first three months of 2001 and 2000, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods and, therefore, their effect would be antidilutive. Options excluded from the computation of diluted earnings per share and their weighted average exercise prices at March 31, 2001 and April 1, 2000 were 376,060 shares at $13.48 and 472,160 shares at $12.70, respectively.

Note 4.  Inventories

The components of inventories consisted of the following:

                                                      (In thousands)
                                         -----------------------------------------
                                         March 31,       April 1,     December 31,
                                           2001            2000          2000
                                         ---------      ---------     ------------
Raw materials                            $ 16,736       $ 18,125       $ 17,729
Work in process                             9,631          8,429          9,083
Finished goods                             30,439         26,661         30,870
                                         --------       --------       --------
Inventories at FIFO cost                   56,806         53,215         57,682
LIFO reserve                               (2,496)        (2,133)        (2,303)
                                         --------       --------       --------
                                         $ 54,310       $ 51,082       $ 55,379
                                         ========       ========       ========

Note 5.  Accrued Liabilities

Accrued liabilities consisted of the following:

                                                        (In thousands)
                                              -------------------------------------
                                              March 31,     April 1,   December 31,
                                                2001          2000        2000
                                              ---------     --------   -----------
Employee benefit plans                         $ 3,759      $ 4,653      $ 4,450
Salaries, wages and commissions                  2,117        2,562        1,586
Income taxes payable                             1,844        2,567           --
Vacation and holiday pay                         1,332        1,583        1,035
Workers' compensation plans                      1,079        1,614        1,013
Deferred income taxes                            1,045          858        1,018
Other accrued liabilities                        6,305        5,693        4,592
                                               -------      -------      -------
                                               $17,481      $19,530      $13,694
                                               =======      =======      =======

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

The following table sets forth the results of operations of Chromcraft Revington for the three months ended March 31, 2001 and April 1, 2000 expressed as a percentage of sales.

                                                             Three Months Ended
                                                            ---------------------
                                                            March 31,    April 1,
                                                              2001         2000
                                                            ---------    --------
Sales                                                        100.0%       100.0%
Cost of sales                                                 76.9         75.4
                                                             -----        -----
Gross margin                                                  23.1         24.6
Selling, general and administrative expenses                  13.5         13.1
                                                             -----        -----
Operating income                                               9.6         11.5
Interest expense                                                .5           .7
                                                             -----        -----
Earnings before income tax expense                             9.1         10.8
Income tax expense                                             3.5          4.2
                                                             -----        -----
Net earnings                                                   5.6%         6.6%
                                                             =====        =====

Three Months Ended March 31, 2001 Compared to Three Months Ended April 1, 2000
------------------------------------------------------------------------------

Consolidated sales for the three months ended March 31, 2001 were $62,901,000, a decrease of 14.7% from sales of $73,740,000 for the three months ended April 1, 2000. First quarter 2001 shipments of occasional, dining room, bedroom, upholstered and commercial furniture were lower as compared to the first quarter last year. The sales decline was primarily due to the economic and retail slowdown that began in the second half of last year. Occasional and dining room furniture shipments were also negatively impacted by the bankruptcy of a major furniture retailer during 2000 and by increased import and domestic competition. The consolidated sales order backlog at March 31, 2001 was lower as compared to April 1, 2000.

In general, selling prices for the first three months of 2001 were at approximately the same level as during the prior year period.

Gross margin as a percentage of sales was 23.1% for the three months ended March 31, 2001 as compared to 24.6% for the three months ended April 1, 2000. The decline in the gross margin percentage for the first quarter of 2001 was primarily due to labor inefficiencies and unabsorbed fixed overhead resulting from the lower sales volume.

Selling, general and administrative expenses as a percentage of sales were 13.5% and 13.1% for the three months ended March 31, 2001 and April 1, 2000, respectively. The increase in selling, general and administrative expenses as a percentage of sales for the first quarter of 2001 was primarily due to the spreading of certain fixed selling and administrative costs over a lower sales volume.

Interest expense during the first three months of 2001 was $310,000 as compared to $478,000 for the first three months of 2000. The decreased interest expense for 2001 was primarily due to lower average bank borrowings during the period.

Chromcraft Revington's effective tax rate was 39.0% and 39.2% for the three month periods ended March 31, 2001 and April 1, 2000, respectively. The decrease in the effective tax rate for 2001 was due to lower state income taxes.


Liquidity and Capital Resources
-------------------------------

Operating activities provided $9,068,000 of cash during the three months ended March 31, 2001, an increase of $2,392,000 from the amount provided during the three months ended April 1, 2000. The increase in cash generated from operating activities during the first three months of 2001 as compared to the prior year period was primarily due to a reduction in working capital investment, offset by lower earnings. Accounts receivable increased $2,190,000 during the first quarter of 2001 as compared to an increase of $5,939,000 during the same period last year. The decrease in accounts receivable was primarily due to the lower sales volume. Inventories decreased $1,069,000 during the period as compared to an increase of $632,000 during the first three months of 2000.

During the quarter ended March 31, 2001, Chromcraft Revington invested $609,000 in capital expenditures as compared to $876,000 in the prior year period. Chromcraft Revington expects capital expenditures to be less than $4,000,000 for the year ending December 31, 2001.

Financing activities used $8,900,000 of cash during the three months ended March 31, 2001 to reduce bank indebtedness under a revolving credit facility. During the first three months of 2000, financing activities used $3,300,000 of cash to reduce bank indebtedness and $3,648,000 of cash to acquire shares of Chromcraft Revington's common stock under a stock repurchase plan.

At March 31, 2001, Chromcraft Revington had unused capacity under its revolving credit facility, after reduction for outstanding letters of credit, of $34,671,000.


Second Quarter 2001 Outlook
---------------------------

Due to the weak retail sales environment, Chromcraft Revington has scheduled selected downtime during the second quarter of 2001 at several of its manufacturing facilities to control inventories. Chromcraft Revington anticipates that second quarter earnings per share on a diluted basis will be between $.26 and $.31, as compared to $.40 last year.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

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


                           Part II. Other Information
                           --------------------------

Item 6.  Exhibits and Reports on Form 8-K

      (a)      Exhibits

               None

      (b)      Reports on Form 8-K

               On January 12, 2001, Chromcraft Revington filed a Current Report on Form 8-K reporting that the Company received a proposal dated December 22, 2000 from Court Square Capital Limited, a unit of Citigroup, under which the holders of Chromcraft Revington's publicly traded common stock would receive cash of $10.30 per share in a transaction to take Chromcraft Revington private. Court Square Capital Limited owns 59.5% of Chromcraft Revington's common stock.

               On January 23, 2001, Chromcraft Revington filed a Current Report on Form 8-K reporting that the Company and its directors have been named as defendants in three virtually identical lawsuits filed in connection with the Court Square Capital Limited proposal dated December 22, 2000. The complaints allege, among other things, that the defendants have breached their fiduciary duties to Chromcraft Revington common shareholders in connection with the proposed transaction.

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



Date: May 14, 2001                           /s/ Frank T. Kane
      ------------                           ----------------------------
                                             Frank T. Kane
                                             Vice President - Finance
                                             (Duly Authorized Officer and
                                             Chief Financial Officer)