Form 10-Q
period 2001-06-30
CHROMCRAFT REVINGTON INC
filed 2001-08-02
CIK 884130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                      ----------------  ----------------

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

      Common Stock, $.01 par value -- 9,573,248 shares as of July 31, 2001

                                Table of Contents

                           Chromcraft Revington, Inc.


                                                                     Page Number

Part I.   Financial Information

   Item 1.  Financial Statements (unaudited)

            Condensed Consolidated Statements of Earnings - Three and Six
            Months Ended June 30, 2001 and July 1, 2000.....................  3

            Condensed Consolidated Balance Sheets - June 30, 2001,
            July 1, 2000 and December 31, 2000..............................  4

            Condensed Consolidated Statements of Cash Flows - Six
            Months Ended June 30, 2001 and July 1, 2000.....................  5

            Notes to Condensed Consolidated Financial Statements............  6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................  8

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...... 10

Part II.  Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders............. 11

   Item 5.  Other Information............................................... 11

   Item 6.  Exhibits and Reports on Form 8-K................................ 11

Signatures.................................................................. 12

                          Part I. Financial Information

Item 1.   Financial Statements

            Condensed Consolidated Statements of Earnings (unaudited)
                           Chromcraft Revington, Inc.
                      (In thousands, except per share data)


                                        Three Months Ended         Six Months Ended
                                       ---------------------     ---------------------
                                       June 30,     July 1,      June 30,     July 1,
                                         2001         2000         2001         2000
                                       --------     --------     --------     --------
Sales                                  $ 51,369     $ 65,667     $114,270     $139,407

Cost of sales                            40,091       49,573       88,493      105,198
                                       --------     --------     --------     --------

Gross margin                             11,278       16,094       25,777       34,209

Selling, general and
   administrative expenses                7,007        9,121       15,472       18,760
                                       --------     --------     --------     --------

Operating income                          4,271        6,973       10,305       15,449

Interest expense                            194          513          504          991
                                       --------     --------     --------     --------

Earnings before income tax expense        4,077        6,460        9,801       14,458

Income tax expense                        1,591        2,536        3,823        5,675
                                       --------     --------     --------     --------

Net earnings                           $  2,486     $  3,924     $  5,978     $  8,783
                                       ========     ========     ========     ========

Earnings per share
   of common stock
         Basic                         $    .26     $    .40     $    .62     $    .90
                                       ========     ========     ========     ========

         Diluted                       $    .26     $    .40     $    .62     $    .88
                                       ========     ========     ========     ========

Shares used in computing
   earnings per share
         Basic                            9,573        9,713        9,573        9,812
                                       ========     ========     ========     ========

         Diluted                          9,695        9,865        9,700        9,935
                                       ========     ========     ========     ========

See accompanying notes to condensed consolidated financial statements.

                Condensed Consolidated Balance Sheets (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                    June 30,      July 1,    December 31,
                                                      2001         2000         2000
                                                    --------     --------     --------
     Assets

Cash                                                $     --     $     --     $    441
Accounts receivable                                   25,663       33,165       25,552
Inventories                                           52,082       57,234       55,379
Other assets                                           4,244        4,036        3,447
                                                    --------     --------     --------

     Current assets                                   81,989       94,435       84,819

Property, plant and equipment, net                    43,452       44,185       44,747
Intangibles and other assets                          29,317       29,182       30,526
                                                    --------     --------     --------

     Total assets                                   $154,758     $167,802     $160,092
                                                    ========     ========     ========


     Liabilities and Stockholders' Equity

Accounts payable                                    $  5,740     $  9,644     $  6,474
Accrued liabilities                                   12,463       15,433       13,694
Revolving credit facility                                 --       28,100           --
                                                    --------     --------     --------

     Current liabilities                              18,203       53,177       20,168

Revolving credit facility                              9,400           --       19,200
Deferred compensation and other liabilities           10,932        9,879       10,479
                                                    --------     --------     --------

     Total liabilities                                38,535       63,056       49,847

Stockholders' equity                                 116,223      104,746      110,245
                                                    --------     --------     --------

     Total liabilities and stockholders' equity     $154,758     $167,802     $160,092
                                                    ========     ========     ========



See accompanying notes to condensed consolidated financial statements.

           Condensed Consolidated Statements of Cash Flows (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                                     Six Months Ended
                                                                   ----------------------
                                                                   June 30,      July 1,
                                                                     2001         2000
                                                                   --------      --------
Operating Activities
   Net earnings                                                    $  5,978      $  8,783
      Adjustments to reconcile net earnings to net cash
         provided by operating activities
            Depreciation and amortization                             3,036         3,153
            Deferred income taxes                                       139            83
            Changes in assets and liabilities
               Accounts receivable                                     (111)       (3,591)
               Inventories                                            3,297        (6,784)
               Accounts payable and accrued liabilities              (1,965)        1,026
               Other                                                     74           825
                                                                   --------      --------

         Cash provided by operating activities                       10,448         3,495
                                                                   --------      --------

Investing Activities
   Capital expenditures                                              (1,099)       (2,278)
   Proceeds from sales of property, plant and equipment                  10            42
                                                                   --------      --------

         Cash used by investing activities                           (1,089)       (2,236)
                                                                   --------      --------

Financing Activities
   Net borrowings (repayments) under revolving credit facility       (9,800)        1,400
   Repurchase of common stock                                            --        (3,807)
                                                                   --------      --------

         Cash used by financing activities                           (9,800)       (2,407)
                                                                   --------      --------

Decrease in cash                                                       (441)       (1,148)

Cash at beginning of period                                             441         1,148
                                                                   --------      --------

Cash at end of period                                              $     --      $     --
                                                                   ========      ========


See accompanying notes to condensed consolidated financial statements.

        Notes to Condensed Consolidated Financial Statements (unaudited)
                           Chromcraft Revington, Inc.


Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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


Note 2.  Withdrawal of Purchase Offer from Court Square Capital Limited

On July 17, 2001, Court Square Capital Limited, a unit of Citigroup, notified the Company that it decided to withdraw its proposal to acquire the issued and outstanding capital stock of Chromcraft Revington, Inc. not owned by Court Square Capital Limited. Under the proposal, holders of Chromcraft Revington's publicly traded common stock would have received cash of $10.30 per share in a transaction to take the Company private. Court Square Capital Limited owns 59.5% of Chromcraft Revington's common stock.


Note 3.  Earnings per Share of Common Stock

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 122,000 and 127,000 for the three and six months ended June 30, 2001, respectively, and 152,000 and 123,000 for the three and six months ended July 1, 2000, respectively.

Certain stock options to purchase shares of common stock were outstanding during the second quarter and first six months of 2001 and 2000, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods and, therefore, their effect would be antidilutive. Options excluded from the computation of diluted earnings per share were as follows:

                             2001                     2000
                    ----------------------   -----------------------
                                  Average                   Average
                                  Exercise                  Exercise
                     Shares        Price      Shares         Price
                    --------     ---------   --------     ----------

Second quarter       376,060     $   13.48    326,060     $   13.91
First six months     376,060     $   13.48    386,060     $   13.41


Note 4.  Inventories

The components of inventories consisted of the following:

                                         (In thousands)
                             ------------------------------------
                             June 30,      July 1,      December 31,
                               2001          2000          2000
                             --------      --------      --------

Raw materials                $ 15,931      $ 18,876      $ 17,729
Work in process                 8,805         8,742         9,083
Finished goods                 29,820        32,087        30,870
                             --------      --------      --------
Inventories at FIFO cost       54,556        59,705        57,682
LIFO reserve                   (2,474)       (2,471)       (2,303)
                             --------      --------      --------
                             $ 52,082      $ 57,234      $ 55,379
                             ========      ========      ========


Note 5.  Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets as follows: buildings and improvements, 15 to 45 years; machinery and equipment, 3 to 12 years; and leasehold improvements, 5 to 10 years.

Note 6.  Accrued Liabilities

Accrued liabilities consisted of the following:

                                             (In thousands)
                                 -------------------------------------
                                   June 30,     July 1,   December 31,
                                     2001        2000        2000
                                   --------    --------    --------
Employee benefit plans              $ 1,985     $ 5,296     $ 4,450
Salaries, wages and commissions       1,513       2,208       1,586
Vacation and holiday pay              1,223       1,135       1,035
Workers' compensation plans             994       1,382       1,013
Deferred income taxes                   643          --       1,018
Other accrued liabilities             6,105       5,412       4,592
                                    -------     -------     -------
                                    $12,463     $15,433     $13,694
                                    =======     =======     =======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

Chromcraft Revington designs, manufactures and sells residential and commercial furniture through its wholly owned subsidiaries Chromcraft Corporation, Peters-Revington Corporation, Silver Furniture Co., Inc., Cochrane Furniture Company, Inc. and Korn Industries, Incorporated.

The following table sets forth the results of operations of Chromcraft Revington for the three and six months ended June 30, 2001 and July 1, 2000 expressed as a percentage of sales.

                                 Three Months Ended           Six Months Ended
                              ------------------------     ------------------------
                              June 30,         July 1,     June 30,         July 1,
                                2001            2000         2001            2000
                              --------         -------     --------         -------
Sales                           100.0 %         100.0 %      100.0 %         100.0 %
Cost of sales                    78.0            75.5         77.4            75.5
                              --------         -------     --------         -------
Gross margin                     22.0            24.5         22.6            24.5
Selling, general and
   administrative expenses       13.7            13.9         13.6            13.4
                              --------         -------     --------         -------
Operating income                  8.3            10.6          9.0            11.1
Interest expense                   .4              .8           .4              .7
                              --------         -------     --------         -------
Earnings before
   income tax expense             7.9             9.8          8.6            10.4
Income tax expense                3.1             3.8          3.4             4.1
                              --------         -------     --------         -------
Net earnings                      4.8 %           6.0 %        5.2 %           6.3 %
                              ========         =======     ========         =======

Three and Six Months Ended June 30, 2001 Compared to Three and Six Months Ended July 1, 2000
-------------------------------------------------------------------------------

Consolidated sales for the three months ended June 30, 2001 were $51,369,000, a decrease of 21.8% from sales of $65,667,000 for the three months ended July 1, 2000. For the first six months of 2001, consolidated sales were $114,270,000, an 18.0% decrease from sales of $139,407,000 for the same period last year. Shipments of occasional, dining room, bedroom, upholstered and commercial furniture were lower during the second quarter and first six months of 2001 as compared to the corresponding periods of 2000. The decline in sales was primarily due to the economic and retail slowdown that began in the second half of last year. The consolidated sales order backlog at June 30, 2001 was lower as compared to July 1, 2000.

In general, selling prices for the first six months of 2001 were slightly higher as compared to the prior year period.

Gross margin as a percentage of sales was 22.0% and 22.6% for the three and six month periods ended June 30, 2001, respectively, as compared to 24.5% for the three and six month periods ended July 1, 2000. The decline in the gross margin percentage for the second quarter and first half of 2001 was primarily due to unabsorbed fixed overhead resulting from the lower sales volume.

Selling, general and administrative expenses as a percentage of sales were 13.7% and 13.6% for the second quarter and first six months of 2001, respectively, as compared to 13.9% and 13.4% for the same periods last year. Although sales were lower for the three and six month periods ended June 30, 2001, selling, general and administrative expenses as a percentage of sales remained at approximately the same level as compared to the prior year. This was primarily due to lower incentive compensation and advertising related costs in 2001 which were offset by the spreading of certain fixed selling and administrative costs over a lower sales volume.

Interest expense for the three and six months ended June 30, 2001 was $194,000 and $504,000, respectively, as compared to $513,000 and $991,000 for the three and six months ended July 1, 2000, respectively. The decrease in interest expense for 2001 was due to lower average bank borrowings and interest rate reductions.

Chromcraft Revington's effective income tax rate was 39.0% for the three and six month periods ended June 30, 2001 as compared to 39.3% for the three and six month periods ended July 1, 2000. The decrease in the effective tax rate for 2001 was due to lower state income taxes.

Liquidity and Capital Resources
-------------------------------

Operating activities provided $10,448,000 of cash during the six months ended June 30, 2001, an increase of $6,953,000 from the amount provided for the first half of last year. The increase in cash flow from operating activities in 2001 was primarily due to a reduction in working capital investment, offset, in part, by lower net earnings. Accounts receivable, due to lower sales volume, increased $111,000 during the first half of 2001 as compared to an increase of $3,591,000 during the same period of 2000. Inventories decreased $3,297,000 during the period as compared to an increase of $6,784,000 during the first six months of last year reflecting the lower sales activity.

Investing activities, primarily for capital expenditures, were $1,089,000 during the first six months of 2001 as compared to $2,236,000 during the same period last year. Chromcraft Revington expects capital expenditures to be less than $3,000,000 for the year ending December 31, 2001.

Financing activities used $9,800,000 of cash during the six months ended June 30, 2001 to reduce bank indebtedness under a revolving credit facility. During the first six months of 2000, financing activities used $3,807,000 of cash to acquire shares of Chromcraft Revington's common stock under a stock repurchase program and $1,400,000 was borrowed under the revolving credit facility.

At June 30, 2001, Chromcraft Revington had unused capacity under its revolving credit facility, after reduction for outstanding letters of credit, of $36,048,000.

Third Quarter 2001 Outlook
--------------------------

Entering the third quarter, retail furniture sales continue to remain sluggish and the Company's sales order backlog is lower as compared to a year ago. Chromcraft Revington anticipates that third quarter earnings per share on a diluted basis will be between $.21 and $.26, as compared to $.28 last year.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Borrowings under Chromcraft Revington's revolving credit facility bear interest at a variable rate and, therefore, are subject to changes in interest rates. The impact of an interest rate change is not considered material.

                           Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

      (a) Chromcraft Revington held its annual meeting of stockholders on May 1, 2001.

      (b) At the annual meeting, the holders of the common stock of Chromcraft Revington elected five directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. Set forth below are the votes cast for each director.

                       Directors                For              Withheld
               -----------------------       ---------           ---------

               David L. Kolb                 9,064,562              16,350
               Larry P. Kunz                 9,064,562              16,350
               M. Saleem Muqaddam            8,058,057           1,022,855
               Michael E. Thomas             8,060,557           1,020,355
               Warren G. Wintrub             9,064,562              16,350


Item 5.  Other Information

If a stockholder proposal is introduced at the 2002 Annual Meeting without any discussion of the proposal in the proxy statement, and if the proponent does not notify Chromcraft Revington on or before February 11, 2002, as required by Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, of the intent to raise such proposal at the Annual Meeting, then proxies received by Chromcraft Revington for the 2002 Annual Meeting will be voted by the persons named as proxies in their discretion in regard to such proposal. Notice is to be given to Chromcraft Revington in writing at its principal office, 1100 North Washington Street, Delphi, Indiana 46923, directed to the attention of the Secretary.


Item 6.  Exhibits and Reports on Form 8-K

      (a)      Exhibits

               None

      (b)      Reports on Form 8-K

               No reports on Form 8-K were filed during the three months ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               Chromcraft Revington, Inc.
                                               -------------------------------
                                               (Registrant)



Date:      August 2, 2001                      /s/ Frank T. Kane
           --------------                      -------------------------------
                                               Frank T. Kane
                                               Vice President - Finance
                                               (Duly Authorized Officer and
                                               Chief Financial Officer)