Form 10-Q
period 2001-09-30
CHROMCRAFT REVINGTON INC
filed 2001-11-13
CIK 884130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                  to
                                       ----------------    -----------------

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

     Common Stock, $.01 par value -- 9,573,248 shares as of October 31, 2001

                                Table of Contents

                           Chromcraft Revington, Inc.


                                                                    Page Number
                                                                    -----------

Part I.  Financial Information

      Item 1.  Financial Statements (unaudited)

               Condensed Consolidated Statements of Earnings - Three and Nine
               Months Ended September 29, 2001 and September 30, 2000........  3

               Condensed Consolidated Balance Sheets - September 29, 2001,
               September 30, 2000 and December 31, 2000......................  4

               Condensed Consolidated Statements of Cash Flows - Nine
               Months Ended September 29, 2001 and September 30, 2000........  5

               Notes to Condensed Consolidated Financial Statements..........  6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................  8

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk.... 11

Part II. Other Information

      Item 6.  Exhibits and Reports on Form 8-K.............................. 11

Signatures................................................................... 11

                          Part I. Financial Information
                          -----------------------------

Item 1.   Financial Statements

            Condensed Consolidated Statements of Earnings (unaudited)
                           Chromcraft Revington, Inc.
                      (In thousands, except per share data)

                                            Three Months Ended                 Nine Months Ended
                                     -------------------------------    -------------------------------
                                        Sept. 29,         Sept. 30,        Sept. 29,         Sept. 30,
                                          2001              2000             2001              2000
                                     -------------     -------------    -------------     -------------
Sales                                $     52,282      $     62,062     $    166,552      $    201,469

Cost of sales                              41,251            48,012          129,744           153,210
                                     -------------     -------------    -------------     -------------

Gross margin                               11,031            14,050           36,808            48,259

Selling, general and
   administrative expenses                  7,079             9,013           22,551            27,773
                                     -------------     -------------    -------------     -------------

Operating income                            3,952             5,037           14,257            20,486

Interest expense                              127               540              631             1,531
                                     -------------     -------------    -------------     -------------

Earnings before income tax expense          3,825             4,497           13,626            18,955

Income tax expense                          1,491             1,765            5,314             7,440
                                     -------------     -------------    -------------     -------------

Net earnings                         $      2,334      $      2,732     $      8,312      $     11,515
                                     =============     =============    =============     =============

Earnings per share
   of common stock
         Basic                       $        .24      $        .28     $        .87      $       1.18
                                     =============     =============    =============     =============

         Diluted                     $        .24      $        .28     $        .86      $       1.16
                                     =============     =============    =============     =============

Shares used in computing
   earnings per share
         Basic                              9,573             9,701            9,573             9,775

         Diluted                            9,674             9,851            9,691             9,908

See accompanying notes to condensed consolidated financial statements.

                Condensed Consolidated Balance Sheets (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                      Sept. 29,         Sept. 30,         Dec. 31,
                                                        2001              2000              2000
                                                    ------------      ------------      ------------
     Assets
     ------

Cash                                                $         -       $         -       $       441
Accounts receivable                                      27,291            33,582            25,552
Inventories                                              47,691            58,423            55,379
Other assets                                              3,336             3,593             3,447
                                                    ------------      ------------      ------------

     Current assets                                      78,318            95,598            84,819

Property, plant and equipment, net                       42,705            44,015            44,747
Intangibles and other assets                             29,103            30,831            30,526
                                                    ------------      ------------      ------------

     Total assets                                   $   150,126       $   170,444       $   160,092
                                                    ============      ============      ============


     Liabilities and Stockholders' Equity
     ------------------------------------

Accounts payable                                    $     6,669       $     9,212       $     6,474
Accrued liabilities                                      14,342            16,825            13,694
Revolving credit facility                                     -            26,000                 -
                                                    ------------      ------------      ------------

     Current liabilities                                 21,011            52,037            20,168

Revolving credit facility                                     -                 -            19,200
Other long term liabilities                              10,558            11,456            10,479
                                                    ------------      ------------      ------------

     Total liabilities                                   31,569            63,493            49,847

Stockholders' equity                                    118,557           106,951           110,245
                                                    ------------      ------------      ------------

     Total liabilities and stockholders' equity     $   150,126       $   170,444       $   160,092
                                                    ============      ============      ============

See accompanying notes to condensed consolidated financial statements.

           Condensed Consolidated Statements of Cash Flows (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                                          Nine Months Ended
                                                                   ------------------------------
                                                                      Sept. 29,        Sept. 30,
                                                                        2001             2000
                                                                   -------------    -------------
Operating Activities
   Net earnings                                                    $      8,312     $     11,515
      Adjustments to reconcile net earnings to net cash
         provided by operating activities
            Depreciation and amortization                                 4,514            4,662
            Deferred income taxes                                           443              (41)
            Changes in assets and liabilities
               Accounts receivable                                       (1,739)          (4,008)
               Inventories                                                7,688           (7,973)
               Accounts payable and accrued liabilities                   1,000            1,986
               Other                                                         35            1,020
                                                                   -------------    -------------

   Cash provided by operating activities                                 20,253            7,161
                                                                   -------------    -------------

Investing Activities
   Capital expenditures                                                  (1,509)          (3,322)
   Proceeds from disposals of property, plant and equipment                  15               47
                                                                   -------------    -------------

   Cash used by investing activities                                     (1,494)          (3,275)
                                                                   -------------    -------------

Financing Activities
   Net repayment under revolving credit facility                        (19,200)            (700)
   Proceeds from exercise of stock options                                    -              111
   Repurchase of common stock                                                 -           (4,445)
                                                                   -------------    -------------

   Cash used by financing activities                                    (19,200)          (5,034)
                                                                   -------------    -------------

Decrease in cash                                                           (441)          (1,148)

Cash at beginning of period                                                 441            1,148
                                                                   -------------    -------------

Cash at end of period                                              $          -     $          -
                                                                   =============    =============

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 29, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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


Note 2.  Withdrawal of Purchase Offer from Court Square Capital Limited

On July 17, 2001, Court Square Capital Limited, a unit of Citigroup, notified the Company that it had decided to withdraw its proposal to acquire the issued and outstanding capital stock of Chromcraft Revington, Inc. not owned by Court Square Capital Limited. Under the proposal, holders of Chromcraft Revington's publicly traded common stock would have received cash of $10.30 per share in a transaction to take the Company private. Court Square Capital Limited owns 59.5% of Chromcraft Revington's common stock.


Note 3.  Earnings per Share of Common Stock

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 101,000 and 118,000 for the three and nine months ended September 29, 2001, respectively, and 150,000 and 133,000 for the three and nine months ended September 30, 2000, respectively.

Certain stock options to purchase shares of common stock were outstanding during the third quarter and first nine months of 2001 and 2000, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods and, therefore, their effect would be antidilutive. Options excluded from the computation of diluted earnings per share were as follows:

                                     2001                         2000
                           ------------------------    ------------------------
                                          Average                      Average
                                         Exercise                     Exercise
                             Shares        Price         Shares         Price
                           ----------   -----------    -----------   ----------
       Third quarter         462,160       $ 12.74        326,060      $ 13.91
       First nine months     376,060       $ 13.48        376,060      $ 13.48


Note 4.  Inventories

The components of inventories consisted of the following:

                                                   (In thousands)
                                     -----------------------------------------
                                       Sept. 29,      Sept. 30,      Dec. 31,
                                         2001           2000           2000
                                     -----------    -----------    -----------
       Raw materials                 $   14,701     $   19,256     $   17,729
       Work in process                    8,383          9,401          9,083
       Finished goods                    27,177         32,490         30,870
                                     -----------    -----------    -----------
       Inventories at FIFO cost          50,261         61,147         57,682
       LIFO reserve                      (2,570)        (2,724)        (2,303)
                                     -----------    -----------    -----------
                                     $   47,691     $   58,423     $   55,379
                                     ===========    ===========    ===========


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

Note 6.  Accrued Liabilities

Accrued liabilities consisted of the following:

                                                    (In thousands)
                                        ---------------------------------------
                                         Sept. 29,     Sept. 30,      Dec. 31,
                                           2001          2000           2000
                                        -----------   -----------   -----------
       Employee benefit plans           $    2,391    $    5,153    $    4,450
       Salaries, wages and commissions       1,688         2,334         1,586
       Vacation and holiday pay              1,411         1,513         1,035
       Workers' compensation plans           1,134         1,400         1,013
       Deferred income taxes                   860           280         1,018
       Other accrued liabilities             6,858         6,145         4,592
                                        -----------   -----------   -----------
                                        $   14,342    $   16,825    $   13,694
                                        ===========   ===========   ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

Chromcraft Revington designs, manufactures and sells residential and commercial furniture through its wholly owned subsidiaries Chromcraft Corporation, Peters-Revington Corporation, Silver Furniture Co., Inc., Cochrane Furniture Company, Inc. and Korn Industries, Incorporated.

The following table sets forth the results of operations of Chromcraft Revington for the three and nine months ended September 29, 2001 and September 30, 2000 expressed as a percentage of sales.

                                     Three Months Ended      Nine Months Ended
                                    --------------------   ---------------------
                                    Sept. 29,  Sept. 30,   Sept. 29,   Sept. 30,
                                      2001       2000        2001        2000
                                    --------   --------    --------    --------
       Sales                          100.0 %    100.0 %     100.0 %     100.0 %
       Cost of sales                   78.9       77.4        77.9        76.0
                                    --------   --------    --------    --------
       Gross margin                    21.1       22.6        22.1        24.0
       Selling, general and
          administrative expenses      13.5       14.5        13.5        13.8
                                    --------   --------    --------    --------
       Operating income                 7.6        8.1         8.6        10.2
       Interest expense                  .3         .9          .4          .8
                                    --------   --------    --------    --------
       Earnings before
          income tax expense            7.3        7.2         8.2         9.4
       Income tax expense               2.8        2.8         3.2         3.7
                                    --------   --------    --------    --------
       Net earnings                     4.5 %      4.4 %       5.0 %       5.7 %
                                    ========   ========    ========    ========

Three and Nine Months Ended September 29, 2001 Compared to Three and Nine Months Ended September 30, 2000
--------------------------------------------------------------------------------

Consolidated sales for the three months ended September 29, 2001 were $52,282,000, a 15.8% decrease from sales of $62,062,000 for the three months ended September 30, 2000. For the first nine months of 2001, consolidated sales were $166,552,000, a decrease of 17.3% from sales of $201,469,000 for the same period last year. Shipments of occasional, dining room, bedroom, upholstered and commercial furniture were lower during the third quarter and first nine months of 2001 as compared to the corresponding periods of 2000. The decline in sales was primarily due to softness in retail sales as a result of the economic slowdown. The consolidated sales order backlog at September 29, 2001 was lower as compared to September 30, 2000. In general, selling prices for the first nine months of 2001 were slightly higher as compared to the prior year period.

Gross margin as a percentage of sales was 21.1% and 22.1% for the three and nine month periods ended September 29, 2001, respectively, as compared to 22.6% and 24.0% for the three and nine month periods ended September 30, 2000, respectively. The decline in the gross margin percentage for the third quarter and first nine months of 2001 was primarily due to unabsorbed fixed overhead resulting from the lower sales volume.

Selling, general and administrative expenses as a percentage of sales were 13.5% for the three and nine months ended September 29, 2001, as compared to 14.5% and 13.8% for the three and nine months ended September 30, 2000, respectively. The decrease in selling, general and administrative expenses as a percentage of sales for the three months ended September 29, 2001, as compared to the prior year period, was primarily due to lower bad debt expense.

Interest expense during the third quarter and first nine months of 2001 was $127,000 and $631,000, respectively, as compared to $540,000 and $1,531,000 for the same periods last year. The decreased interest expense for 2001 was due to lower average bank borrowings during the period and interest rate reductions.

Chromcraft Revington's effective income tax rate for the three and nine month periods ended September 29, 2001 was 39.0% as compared to 39.2% and 39.3% for the three and nine month periods ended September 30, 2000, respectively. The decrease in the effective tax rate for 2001 was due to lower state income taxes.

Liquidity and Capital Resources
-------------------------------

Operating activities provided $20,253,000 of cash during the nine months ended September 29, 2001, an increase of $13,092,000 from the year ago period. The increase in cash flow from operating activities for 2001 was primarily due to a reduction in working capital investment, offset, in part, by lower net earnings. Due to the lower sales volume, accounts receivable increased $1,739,000 during the first nine months of 2001 as compared to an increase of $4,008,000 for the same period last year. Inventories decreased $7,688,000 during the period as compared to an increase of $7,973,000 during the first nine months of last year, reflecting the reduced operating activity.

Investing activities, primarily for capital expenditures, used $1,494,000 of cash during the first nine months of 2001 as compared to $3,275,000 during the same period last year. Chromcraft Revington expects capital expenditures to be less than $3,000,000 for the year ending December 31, 2001.

Financing activities used $19,200,000 of cash during the nine months ended September 29, 2001 to reduce bank indebtedness. During the first nine months of 2000, financing activities used $4,445,000 of cash to acquire shares of Chromcraft Revington's common stock under a stock repurchase plan and $700,000 to reduce bank indebtedness.

At September 29, 2001, Chromcraft Revington had unused capacity under its bank revolving credit facility, after reduction for outstanding letters of credit, of $45,491,000.

Fourth Quarter 2001 Outlook
---------------------------

Entering the fourth quarter, Chromcraft Revington's incoming orders and backlog were below the year ago levels. Chromcraft Revington anticipates that fourth quarter earnings per share on a diluted basis will be between $.18 and $.23, as compared to $.41 last year.

New Financial Accounting Standards Board Statements
---------------------------------------------------

The Financial Accounting Standards Board (FASB) recently issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. Statement No. 142 requires, among other things, that goodwill no longer be amortized to earnings, but instead be reviewed periodically for impairment. The amortization of goodwill ceases upon adoption of Statement No. 142 on January 1, 2002. As of the date of adoption, Chromcraft Revington expects to have unamortized goodwill of $28,180,000, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $1,248,000 and $978,000 for the year ended December 31, 2000 and the nine months ended September 29, 2001, respectively. Chromcraft Revington is currently evaluating the impact of these Statements on its financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Borrowings under Chromcraft Revington's bank credit facility bear interest at a variable rate and, therefore, are subject to changes in interest rates. The impact of an interest rate change is not considered material.


                           Part II. Other Information
                           --------------------------


Item 6.  Exhibits and Reports on Form 8-K

      (a)      Exhibits

               None

      (b)      Reports on Form 8-K

               On July 18, 2001, Chromcraft Revington filed a Current Report on Form 8-K reporting that the Company had received notice from Court Square Capital Limited ("Court Square"), a unit of Citigroup, that Court Square had withdrawn its proposal to acquire the issued and outstanding capital stock of Chromcraft Revington not owned by Court Square and its affiliates.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         Chromcraft Revington, Inc.
                                         ------------------------------------
                                         (Registrant)



Date:      November 13, 2001             /s/ Frank T. Kane
           -----------------             ------------------------------------
                                         Frank T. Kane
                                         Vice President - Finance
                                         (Duly Authorized Officer and
                                         Chief Financial Officer)