Form 10-K405
period 2001-12-31
CHROMCRAFT REVINGTON INC
filed 2002-04-01
CIK 884130

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2001
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 18, 2002, there were 5,951,710 shares of the registrant's common stock ($.01 par value) outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 18, 2002 was $47.5 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual shareholders meeting to be held June 5, 2002 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX
--------------------------------------------------------------------------------

                                                                     Page Number
                                                                     -----------

PART I

     Item 1.  Business......................................................  2
     Item 2.  Properties....................................................  6
     Item 3.  Legal Proceedings.............................................  6
     Item 4.  Submission of Matters to a Vote of Security Holders...........  6
     Executive Officers of the Registrant...................................  7

PART II

     Item 5.  Market for the Registrant's Common Stock and Related
              Stockholder Matters...........................................  7
     Item 6.  Selected Financial Data.......................................  8
     Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................  9
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk.... 12
     Item 8.  Financial Statements and Supplementary Data................... 12
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................... 12

PART III

     Item 10. Directors and Executive Officers of the Registrant............ 13
     Item 11. Executive Compensation........................................ 13
     Item 12. Security Ownership of Certain Beneficial Owners and
              Management.................................................... 13
     Item 13. Certain Relationships and Related Transactions................ 13

PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports on Form
              8-K........................................................... 13

Signatures.................................................................. 17

                                     PART I

Item 1.  Business
--------------------------------------------------------------------------------

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

In 1992, Chromcraft Revington acquired all of the outstanding common stock of Chromcraft and Peters-Revington from Consolidated Furniture Corporation (formerly Mohasco Corporation) pursuant to merger agreements. Concurrently, Chromcraft Revington completed its initial public offering and restructured its long- term debt. Chromcraft Revington had no operations prior to 1992. Chromcraft, located in Senatobia, Mississippi, manufactures casual dining and commercial furniture. Peters-Revington, located in Delphi, Indiana, manufactures occasional furniture. Chromcraft and Peters-Revington were both founded in 1946.

In April 1995, Chromcraft Revington acquired Silver Furniture, a manufacturer and importer of occasional furniture. Silver Furniture has manufacturing and warehousing operations in Knoxville, Tennessee. In November 1996, Chromcraft Revington acquired Cochrane Furniture, a manufacturer of dining room, bedroom and upholstered furniture. Cochrane Furniture has manufacturing facilities in Lincolnton and Warrenton, North Carolina. In September 1999, Chromcraft Revington acquired Korn Industries, based in Sumter, South Carolina. Korn Industries manufactures and sells bedroom and dining room furniture through its Sumter Cabinet Company ("Sumter Cabinet") division.

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


Recent Developments

On March 15, 2002, Court Square Capital Limited ("Court Square"), an affiliate of Citigroup Inc., completed its sale of 5,695,418 shares of common stock of Chromcraft Revington comprising approximately 59% of Chromcraft Revington's issued and outstanding shares of common stock on such date, to Chromcraft Revington and the Chromcraft Revington Employee Stock Ownership Trust (the "ESOP Trust"), which forms a part of the Chromcraft Revington Employee Stock Ownership Plan. With respect to the 5,695,418 shares of Chromcraft Revington's common stock sold by Court Square, 3,695,418 shares were repurchased by Chromcraft Revington (the "Company Stock Transaction") and 2,000,000 shares were purchased by the ESOP Trust (the "ESOP Stock Transaction" and together with the Company Stock Transaction being referred to herein as the "Transaction"). Chromcraft Revington and the ESOP Trust each paid $10 per share for the shares acquired from Court Square for a total purchase price of $56,954,180. In addition, Chromcraft Revington paid Court Square and its designee an aggregate transaction fee of $2,800,000. Court Square's designee was Mr. M. Saleem Muqaddam, who received $1,000,000 of the aggregate transaction fee. Mr. Muqaddam is a former officer of Court Square and resigned as a director of Chromcraft Revington concurrently with the consummation of the Company Stock Transaction.

The funds required to pay the total consideration and certain related expenses of the Transaction were obtained using available cash and borrowings of approximately $45,000,000 under Chromcraft Revington's new $75,000,000 bank credit agreement. Of the debt incurred, $25,000,000 was borrowed under a 5-year term loan and approximately $20,000,000 was borrowed under Chromcraft Revington's $50,000,000 revolving line of credit facility. Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP Stock Transaction. The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum. Immediately following consummation of the Transaction, the ESOP Trust held approximately 33.6% of the issued and outstanding shares of Chromcraft Revington's common stock.


Products and Distribution

Occasional Furniture
Medium-priced occasional furniture, including tables, bookcases, entertainment centers, library and modular wall units and curio cabinets in traditional, contemporary and country styles, are manufactured and sold under the Peters-Revington brand name. Occasional furniture is manufactured primarily from American hardwoods, such as oak, cherry and maple. Many Peters-Revington table collections include twelve or more pieces in matching styles. In addition, different pieces of occasional furniture incorporate the same design and styling themes, thereby enabling consumers to coordinate furniture for the same room. Peters-Revington's furniture is sold in the United States and Canada through independent sales representatives primarily to independent furniture retailers.

Entry level-to-medium priced occasional tables and entertainment centers are designed, manufactured, imported and sold under the Silver Furniture brand name. These products are generally designed with a contemporary appeal, utilizing special finishes and unique styling. Silver Furniture tables are constructed using a variety of materials, including wood, medium-density fiber board, glass and metal. Internally designed imported occasional tables and parts are sourced mainly from factories located in the Far East and Mexico. Imported products are purchased in U.S. dollars and, as a result, Chromcraft Revington is not subject to foreign exchange risk. Silver Furniture occasional furniture is sold primarily in the United States and Canada through company sales personnel to national and regional furniture retailers and through independent sales representatives to independent furniture retailers.

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


Raw Materials

Major raw materials are wood, steel, fabrics, glass, medium-density fiber board, wood finishing materials, cartons, foam for cushions and paddings and mechanisms. Suppliers are selected for their ability to deliver high quality products on a timely basis and at competitive prices. Chromcraft Revington believes that supplies of raw materials are available in sufficient quantities from an adequate number of suppliers. No significant shortages of raw materials were experienced during 2001.


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


Backlog

Chromcraft Revington's backlog of sales orders was approximately $18.7 million at December 31, 2001, as compared to approximately $22.1 million at December 31, 2000. Order backlog at any particular time is not necessarily indicative of the level of future shipments.


Environment

Chromcraft Revington believes it is in compliance in all material respects with all federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water, and establish standards for the treatment of hazardous wastes.


Employees

Chromcraft Revington employs a total of approximately 2,000 people. Production employees at Silver Furniture's Knoxville, Tennessee location are represented by a labor union under a collective bargaining agreement. Chromcraft Revington considers its relations with its employees to be good.

Item 2.  Properties
--------------------------------------------------------------------------------

The following table summarizes Chromcraft Revington's facilities as of December 31, 2001.

                           Square                             Type of              Owned/
     Location               Feet         Operations          Furniture            Leased
------------------       ---------     --------------     -----------------    -------------
Delphi, IN                519,000      Manufacturing/        Occasional            Owned
                                       warehousing

Knoxville, TN             160,000      Manufacturing/        Occasional            Owned
                                       warehousing

Knoxville, TN              77,000      Warehousing           Occasional            Leased
                                                                                   (expires 2002)

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

Lincolnton, NC            159,000      Manufacturing/        Upholstery            Owned
                                       warehousing

Senatobia, MS             560,000      Manufacturing/        Casual dining/        Leased
                                       warehousing           commercial            (expires 2061)

Sumter, SC                521,000      Manufacturing/        Dining room/          Owned
                                       warehousing           bedroom

Warrenton, NC             166,000      Manufacturing         Dining room/          Owned
                                                             bedroom

Chromcraft Revington also leases trucks, trailers and other transportation equipment and showroom facilities in High Point, North Carolina and Chicago, Illinois. Management believes the properties and equipment of its subsidiaries are well maintained, in good operating condition and adequate to support present operations. All of the owned properties and equipment are pledged as collateral under Chromcraft Revington's financing agreements.


Item 3.  Legal Proceedings
--------------------------------------------------------------------------------

Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

Not applicable.

Executive Officers of Chromcraft Revington, Inc.
--------------------------------------------------------------------------------

Michael E. Thomas       President, Chief Executive Officer and Director since
   (age 60)             Chromcraft Revington's organization in 1992 and Chairman
                        since March 15, 2002.

Frank T. Kane           Vice President-Finance, Chief Financial Officer and
   (age 48)             Secretary since Chromcraft Revington's organization in
                        1992.


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

                                  2001                          2000
                       -------------------------     -------------------------
                         High              Low         High              Low
                       ---------        --------     ---------        --------

First quarter            10.30            9.95         10.50            7.50
Second quarter           10.15            9.35         13.50            7.50
Third quarter             9.70            8.00         11.56            8.00
Fourth quarter           10.90            8.01         10.06            6.81


As of March 1, 2002, there were approximately 54 security holders of record of Chromcraft Revington's common stock. Under financing agreements, Chromcraft Revington is not permitted to pay cash dividends.

Item 6.  Selected Financial Data
--------------------------------------------------------------------------------

                                                                        Year Ended December 31,
                                               ------------------------------------------------------------------------
(Dollars in thousands, except per share data)     2001            2000           1999            1998           1997
                                               -----------    -----------     -----------    -----------    -----------
Operating Results
Sales                                          $   217,787    $   259,402     $   245,385    $   236,744    $   225,629
Cost of sales                                      170,271        197,165         188,411        176,988        169,802
                                               -----------    -----------     -----------    -----------    -----------
Gross margin                                        47,516         62,237          56,974         59,756         55,827
Selling, general and
   administrative expenses                          29,545         34,901          34,340         31,964         30,200
                                               -----------    -----------     -----------    -----------    -----------
Operating income                                    17,971         27,336          22,634         27,792         25,627
Interest expense                                       687          2,008             988            739          1,265
                                               -----------    -----------     -----------    -----------    -----------
Earnings before income tax expense                  17,284         25,328          21,646         27,053         24,362
Income tax expense                                   6,741          9,878           8,572         10,794          9,720
                                               -----------    -----------     -----------    -----------    -----------
Net earnings                                   $    10,543    $    15,450     $    13,074    $    16,259    $    14,642
                                               ===========    ===========     ===========    ===========    ===========

Earnings per share of common stock
   Basic                                       $      1.10    $      1.59     $      1.25    $      1.46    $      1.28
                                               ===========    ===========     ===========    ===========    ===========
   Diluted                                     $      1.09    $      1.57     $      1.22    $      1.41    $      1.25
                                               ===========    ===========     ===========    ===========    ===========

Shares used in computing earnings per share
   Basic                                             9,577          9,727          10,448         11,137         11,418
   Diluted                                           9,685          9,847          10,720         11,533         11,755


Financial Position (December 31,)
Total assets                                   $   149,068    $   160,092     $   159,135    $   129,645    $   126,144
Total debt                                           -             19,200          26,700          5,400          9,000
Stockholders' equity                               120,744        110,245          99,770         97,117         90,906

Other Data
Depreciation and amortization                  $     6,109    $     5,855     $     4,947    $     4,534    $     4,383
Capital expenditures                                 2,191          4,953           3,630          3,388          2,712

                                                        ----------------------------


Korn Industries is included in Chromcraft Revington's consolidated financial results from its acquisition date of September 2, 1999.

Per share data has been adjusted, where applicable, for the two-for-one common stock split distributed June 10, 1998.

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------

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

The following table sets forth the results of operations of Chromcraft Revington for the years ended December 31, 2001, 2000 and 1999 expressed as a percentage of sales.

                                                                      Year Ended December 31,
                                                            ----------------------------------------
                                                               2001            2000           1999
                                                            ----------     ----------      ---------
Sales                                                         100.0%          100.0%         100.0%
Cost of sales                                                  78.2            76.0           76.8
                                                            ----------     ----------      ---------
Gross margin                                                   21.8            24.0           23.2
Selling, general and administrative expenses                   13.5            13.5           14.0
                                                            ----------     ----------      ---------
Operating income                                                8.3            10.5            9.2
Interest expense                                                 .4              .7             .4
                                                            ----------     ----------      ---------
Earnings before income tax expense                              7.9             9.8            8.8
Income tax expense                                              3.1             3.8            3.5
                                                            ----------     ----------      ---------
Net earnings                                                    4.8%            6.0%           5.3%
                                                            ==========     ==========      =========


2001 Compared to 2000

Consolidated sales for the year ended December 31, 2001 were $217,787,000, a 16.0% decrease from sales of $259,402,000 for the year ended December 31, 2000. Shipments of occasional, dining room, bedroom, upholstered and commercial furniture were lower during 2001 as compared to 2000. The decline in sales from 2000 primarily reflected the continued sluggish retail sales environment due to the economic recession. The consolidated sales order backlog at December 31, 2001 was about 15% lower as compared to December 31, 2000. In general, selling prices during 2001 were slightly higher as compared to the prior year.

Gross margin was $47,516,000, or 21.8% of sales, in 2001, as compared to $62,237,000, or 24.0% in 2000. The decline in the gross margin percentage for 2001, as compared to 2000, was primarily due to unabsorbed fixed overhead resulting from the lower sales volume. Lower raw material costs in 2001 partially offset the gross margin decline.

Selling, general and administrative expenses decreased $5,356,000 to $29,545,000 in 2001 from $34,901,000 in 2000. As a percentage of sales, selling, general and administrative expenses were 13.5% for both 2001 and 2000. Bad debt expense decreased $1,310,000 in 2001 as compared to 2000. The higher bad debt expense in 2000 was primarily due to the bankruptcy of a major furniture retailer. The decrease in selling, general and administrative expenses as a percentage of sales due to the lower bad debt expense was offset by the spreading of certain fixed selling and administrative costs over a lower sales volume in 2001.

Interest expense decreased to $687,000 in 2001 from $2,008,000 in 2000. The lower interest expense for 2001 was due to lower average bank borrowings during the year and interest rate reductions.

Chromcraft Revington's effective income tax rate was 39.0% for the years ended December 31, 2001 and 2000.

Diluted earnings per share were $1.09 in 2001 as compared to $1.57 in 2000. For the year ended December 31, 2001, shares used in computing diluted earnings per share deceased to 9,685,000 from 9,847,000 for 2000. The reduction in the number of shares in 2001 was primarily due to purchases of common stock under Chromcraft Revington's share repurchase program.


2000 compared to 1999

Consolidated sales for the year ended December 31, 2000 increased 5.7% to $259,402,000 from $245,385,000 reported in 1999. The sales increase was due to higher shipments of bedroom and commercial furniture, partially offset by lower occasional, dining room and upholstered furniture sales. Bedroom furniture shipments were boosted in 2000 from the Korn Industries acquisition. Sales in 2000 were negatively impacted by the U.S. economic slowdown. Chromcraft Revington's consolidated sales orders began to slow at the end of the second quarter of 2000 as compared to 1999. Weak retail conditions continued for the remainder of 2000. Occasional and dining room furniture shipments were also lower due to several major retailer bankruptcies and increased import and domestic competition. Higher commercial furniture shipments in 2000 were due, in part, to increased airport gate lounge seating and an improved office furniture market. Selling prices for 2000 were slightly higher as compared to the prior year.

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


Critical Accounting Policies

In the preparation of the financial statements in accordance with generally accepted accounting principles, management must often make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Some of these estimates and assumptions can be subjective and complex and, consequently, actual results could differ from those estimates. Such estimates and assumptions affect Chromcraft Revington's most critical accounting policies: the valuation of receivables and inventory obsolescence.

In determining the valuation of accounts receivable, management specifically analyzes customer credit-worthiness, historic bad debts and changes in economic conditions and records allowances for doubtful accounts as appropriate. Inventories are valued at lower of cost or market. When, in management's judgment, circumstances indicate the cost of certain inventories exceed their recoverable value, reserves for inventory obsolescence are recorded.


Liquidity and Capital Resources

Operating activities provided $29,177,000 of cash during the year ended December 31, 2001, an increase of $12,530,000 from the amount provided during 2000. The increase in cash flow from operating activities for 2001 was primarily due to a reduction in working capital investment, offset, in part, by lower net earnings. Inventories decreased $11,784,000 during 2001 as compared to an increase of $4,929,000 during 2000, reflecting the reduced operating activity.

Investing activities used $2,167,000 of cash during the year ended December 31, 2001 as compared to $4,879,000 during 2000. Capital expenditures, primarily for equipment purchases, were $2,191,000 and $4,953,000 during 2001 and 2000, respectively. Chromcraft Revington expects capital expenditures in 2002 to be less than $3,500,000.

Financing activities used $19,244,000 of cash during 2001, primarily to reduce bank indebtedness. At December 31, 2001, Chromcraft Revington had no bank debt outstanding. In addition, during 2001, Chromcraft Revington acquired 165,800 shares of its common stock for $1,570,000 under a share repurchase plan.

Cash used in financing activities during 2000 totaled $12,475,000, primarily to reduce bank indebtedness and to acquire shares of Chromcraft Revington's common stock. During 2000, Chromcraft Revington acquired 568,900 shares of its common stock for $5,086,000.

On March 15, 2002, Court Square, an affiliate of Citigroup Inc., completed its sale of 5,695,418 shares of common stock of Chromcraft Revington, comprising approximately 59% of Chromcraft Revington's issued and outstanding shares of common stock on such date, to Chromcraft Revington and the ESOP Trust. The funds required to pay the total consideration and certain related expenses of the Transaction were obtained using available cash and borrowings of approximately $45,000,000 under Chromcraft Revington's new $75,000,000 bank credit agreement. Of the debt incurred, $25,000,000 was borrowed under a 5-year term loan and approximately $20,000,000 was borrowed under Chromcraft Revington's $50,000,000 revolving line of credit facility. The term loan is payable in quarterly installments of $1,250,000 and the revolving line of credit expires on March 13, 2007. Interest rates under the agreement are determined at the time of borrowing at either the prime rate or LIBOR plus a spread based on a leverage ratio. Chromcraft Revington has granted a security interest in all of its assets to the banks under the credit agreement. Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP Stock Transaction. The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum.

As a result of this Transaction, Chromcraft Revington's bank debt and interest expense will be higher in 2002 as compared to 2001 and there will be fewer shares of Chromcraft Revington's common stock outstanding. Management expects that cash flow from operations and availability under financing agreements will continue to be sufficient to meet future needs.

See discussion of the Transaction under Part I, Item 1, "Recent Developments."

Recently Issued Accounting Standards
------------------------------------

Information on recently issued Financial Accounting Standards Board Statements is included in Note 16, "Recently Issued Accounting Standards," to the consolidated financial statements which are incorporated by reference in Part II, Item 8.

Safe Harbor Statement Under the Private Litigation Reform Act of 1995
---------------------------------------------------------------------

Certain information and statements contained in this report, including, without limitation, the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be generally identified as such because they include future tense or dates or are not historical or current facts or include words such as "believes," "plans," "may," "anticipates," "estimates," "expects" or "likely" or words or similar import. Forward-looking statements are not guarantees of performance and are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated as of the date of this report.

Among the risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions, declining conditions in the furniture industry, new home construction, cyclical nature of the furniture industry, competition in the furniture industry, changes from anticipated levels of sales, future domestic or international economic and competitive conditions, changes in relationships with customers, customer acceptance of existing and new products, changes in tax rates, increased bank debt, changes of interest rates, delays and disruptions in the shipment of Chromcraft Revington's products and other factors that generally affect business.

Chromcraft Revington does not undertake any obligation to update or revise publicly any forward-looking statements to reflect information, events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or circumstances.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

Borrowings under Chromcraft Revington's bank revolving credit facility bear interest at a variable rate and, therefore, are subject to changes in interest rates. There were no borrowings under the bank credit facility at December 31, 2001. Purchases of inventory from the Far East and Mexico are payable in U.S. dollars and, therefore, Chromcraft Revington has no foreign exchange rate risk exposure.


Item 8.  Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

The financial statements and schedule are listed in Part IV, Items 14(a) (1) and
(2).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

None.

                                    PART III

Items 10 Through 13.
--------------------------------------------------------------------------------

In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is not set forth herein because Chromcraft Revington intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2001 fiscal year, which Proxy Statement will contain such information. The information required by Items 10, 11, 12 and 13 is incorporated herein by reference to such Proxy Statement, except that the information regarding executive officers required by Item 10 is submitted as a separate section of this Form 10-K. See Part I, "Executive Officers."


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------------

(a)  1. and 2.  List of Financial Statements and Financial Statement Schedule:

The following Consolidated Financial Statements of Chromcraft Revington are included in this report on Form 10-K:

                                                                Page Reference
                                                                --------------

     Consolidated Statements of Earnings for the years ended
         December 31, 2001, 2000 and 1999                              F-1

     Consolidated Balance Sheets at December 31, 2001 and 2000         F-2

     Consolidated Statements of Stockholders' Equity for the
         years ended December 31, 2001, 2000 and 1999                  F-3

     Consolidated Statements of Cash Flows for the years ended
         December 31, 2001, 2000 and 1999                              F-4

     Notes to Consolidated Financial Statements                        F-5

     Independent Auditors' Report                                      F-14

     Quarterly Financial Information (unaudited)                       F-15

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

(a) 3.   Listing of Exhibits

         (2.1) Stock Purchase Agreement, dated as of February 19, 2002, by and between the Registrant and Court Square, filed as
                    Exhibit 10.16 to Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2002, is incorporated herein by reference.

         (2.2) Stock Purchase Agreement, dated as of February 19, 2002, by and between Court Square and GreatBanc Trust Company, not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust, filed as Exhibit 10.17 to Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2002, is incorporated herein by reference.

         (3)(i) Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

         (3)(ii) By-laws of the Registrant, filed as Exhibit 3.2 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

         (4.7) Credit Agreement, dated December 20, 2000, among the Registrant, the Banks party thereto and National City Bank, as successor agent for the Banks (replaced by credit agreement set forth in Exhibit 4.8 hereto) filed as Exhibit
                    4.7 to Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

         (4.8) Credit Agreement, dated March 12, 2002, among the Registrant, the Lenders party thereto and National City Bank of Indiana as agent for the Lenders filed as Exhibit 4.8 to Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2002, is incorporated herein by reference.

         (10.1) Lease, dated February 15, 1962, between the Board of Supervisors of Tate County, Mississippi as Landlord and Chromcraft Corporation as Tenant, filed as Exhibit 10.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

         (10.12) Contract, dated April 3, 1961, between the City of Senatobia, Tate County, Mississippi, the Board of Supervisors of Tate County, Mississippi and Chromcraft Corporation, filed as Exhibit 10.12 to Form S-1, Pre-Effective Amendment No. 1, registration number 33-45902, as filed with the Securities and Exchange Commission on March 17, 1992, is incorporated herein by reference.

         (10.13) Lease, dated September 9, 1966, between the Board of Supervisors of Tate County, Mississippi as Landlord and Chromcraft Corporation as Tenant, filed as Exhibit 10.13 to Form S-1, Pre-Effective Amendment No. 1, registration number 33-45902, as filed with the Securities and Exchange Commission on March 17, 1992, is incorporated herein by reference.

         (10.14) Contract, dated May 5, 1969, between the Board of Supervisors of Tate County, Mississippi and Chromcraft Corporation, filed as Exhibit 10.14 to Form S-1, Pre-Effective Amendment No. 1, registration number 33-45902, as filed with the Securities and Exchange Commission on March 17, 1992, is incorporated herein by reference.

         (10.15) Contract and Lease Agreement, dated April 17, 1972, between Tate County, Mississippi as Landlord and Chromcraft Corporation as Tenant, filed as Exhibit 10.15 to Form S-1, Pre-Effective Amendment No. 1, registration number 33-45902, as filed with the Securities and Exchange Commission on March 17, 1992, is incorporated herein by reference.

         (10.19) Term Loan and Security Agreement, dated March 15, 2002, by and between the Registrant and GreatBanc Trust Company, not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust filed as Exhibit 10.19, to Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2002, is incorporated herein by reference.

         (10.3) Chromcraft Revington Employee Stock Ownership Trust, effective January 1, 2002, by and between the Registrant and GreatBanc Trust Company (filed herewith).

         (10.31) First Amendment to the Chromcraft Revington Employee Stock Ownership Trust, effective January 1, 2002, by and between the Registrant and GreatBanc Trust Company (filed herewith).

Executive Compensation Plans and Arrangements
---------------------------------------------

         (10.4) Chromcraft Revington, Inc. 1992 Stock Option Plan, as amended and restated effective March 15, 2002 (filed herewith).

         (10.45) Directors' Stock Option Plan of Chromcraft Revington, Inc., effective January 1, 2002 (filed herewith).

         (10.51) Chromcraft Revington, Inc. Short Term Executive Incentive Plan, effective January 1, 1998, filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

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

         (10.71) First Amendment of Chromcraft Revington, Inc. Supplemental Executive Retirement Plan, as amended and restated, dated March 15, 2002 (filed herewith).

         (10.75) Supplemental Executive Retirement Plan Trust Agreement, dated April 16, 1993, between the Registrant and Bank One, Indianapolis, National Association, filed as Exhibit 10.75 to Form 10-Q for the quarter ended July 3, 1993, is incorporated herein by reference.

         (10.8) Employment Agreement, dated March 31, 1992, between the Registrant and Michael E. Thomas, filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

         (10.81) Amendment No. 1 to Employment Agreement between the Registrant and Michael E. Thomas, dated March 15, 2002 (filed herewith).

         (10.85) Supplemental Retirement Benefits Agreement, dated August 21, 1992, between the Registrant and Michael E. Thomas, filed as
                    Exhibit 10.85 to Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

         (10.86) First Amendment to the Supplemental Retirement Benefits Agreement between the Registrant and Michael E. Thomas, dated March 15, 2002 (filed herewith).

         (10.9) Employment Agreement, dated March 15, 2002, between the Registrant and Frank T. Kane (filed herewith).

                      ------------------------------------

         (21.1)     Subsidiaries of the Registrant (filed herewith).

         (23.1)     Consent of Independent Auditors (filed herewith).

(b)      Reports on Form 8-K

         On December 7, 2001, Chromcraft Revington filed a Current Report on Form 8-K reporting the dismissal of three virtually identical lawsuits that had been filed in connection with Court Square's proposal dated December 22, 2000 to acquire the issued and outstanding capital stock of Chromcraft Revington not owned by Court Square. The proposal was subsequently withdrawn by Court Square.

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

                                     Chromcraft Revington, Inc.
                                     -------------------------------------------
                                     (Registrant)


Date: April 1, 2002                  By: /s/ Frank T. Kane
      -------------                      ---------------------------------------
                                         Frank T. Kane, Vice President - Finance


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Chromcraft Revington, Inc. and in the capacities and on the date indicated.

            Signatures                              Title                         Date
---------------------------------    ---------------------------------------   -------------
/s/ Michael E. Thomas                Chairman, President, Chief Executive      April 1, 2002
---------------------------------    Officer and Director                      -------------
Michael E. Thomas

/s/ Frank T. Kane                    Vice President - Finance (principal       April 1, 2002
---------------------------------    accounting and financial officer)         -------------
Frank T. Kane

/s/ David L. Kolb                    Director                                  April 1, 2002
---------------------------------                                              -------------
David L. Kolb

/s/ Larry P. Kunz                    Director                                  April 1, 2002
---------------------------------                                              -------------
Larry P. Kunz

/s/ Warren G. Wintrub                Director                                  April 1, 2002
---------------------------------                                              -------------
Warren G. Wintrub

                      [This page left intentionally blank]

                                            Consolidated Statements of Earnings

                                                Chromcraft Revington, Inc.
                                           (In thousands, except per share data)


                                                                         Year Ended December 31,
                                                             ----------------------------------------------
                                                                 2001              2000             1999
                                                             -----------       -----------      -----------
Sales                                                        $   217,787       $   259,402      $   245,385
Cost of sales                                                    170,271           197,165          188,411
                                                             -----------       -----------      -----------
Gross margin                                                      47,516            62,237           56,974
Selling, general and administrative expenses                      29,545            34,901           34,340
                                                             -----------       -----------      -----------
Operating income                                                  17,971            27,336           22,634
Interest expense                                                     687             2,008              988
                                                             -----------       -----------      -----------
Earnings before income tax expense                                17,284            25,328           21,646
Income tax expense                                                 6,741             9,878            8,572
                                                             -----------       -----------      -----------
Net earnings                                                 $    10,543       $    15,450      $    13,074
                                                             ===========       ===========      ===========

Earnings per share of common stock
   Basic                                                     $      1.10       $      1.59      $      1.25
                                                             ===========       ===========      ===========
   Diluted                                                   $      1.09       $      1.57      $      1.22
                                                             ===========       ===========      ===========

Shares used in computing earnings per share
   Basic                                                           9,577             9,727           10,448
   Diluted                                                         9,685             9,847           10,720

See accompanying notes to the consolidated financial statements

                                                Consolidated Balance Sheets

                                                Chromcraft Revington, Inc.
                                             (In thousands, except share data)



                                                                                          December 31,
                                                                                 ----------------------------
                                                                                     2001             2000
                                                                                 -----------      -----------
Assets
Cash and cash equivalents                                                        $     8,207      $       441
Accounts receivable, less allowances of $1,334 and $1,253                             21,025           25,552
Inventories                                                                           43,595           55,379
Other                                                                                  5,112            3,447
                                                                                 -----------      -----------
   Current assets                                                                     77,939           84,819

Property, plant and equipment, at cost, less accumulated depreciation                 42,107           44,747
Goodwill, less accumulated amortization of
   $10,485 and $9,181                                                                 28,180           29,484
Other                                                                                    842            1,042
                                                                                 -----------      -----------
   Total assets                                                                  $   149,068      $   160,092
                                                                                 ===========      ===========

Liabilities and Stockholders' Equity
Accounts payable                                                                 $     5,600      $     6,474
Accrued liabilities                                                                   12,068           13,694
                                                                                 -----------      -----------
   Current liabilities                                                                17,668           20,168

Revolving credit facility                                                                -             19,200
Deferred compensation                                                                  6,070            5,998
Other long term liabilities                                                            4,586            4,481
                                                                                 -----------      -----------
   Total liabilities                                                                  28,324           49,847
                                                                                 -----------      -----------

Stockholders' equity
   Preferred stock, $1.00 par value, 100,000 shares authorized,
      none issued or outstanding                                                         -                -
   Common stock, $.01 par value, 20,000,000 shares authorized
      11,178,728 and 10,949,048 shares issued                                            112              109
   Capital in excess of par value                                                     11,908           10,385
   Retained earnings                                                                 126,844          116,301
                                                                                 -----------      -----------
                                                                                     138,864          126,795
   Less cost of common stock in treasury,
      1,541,600 shares in 2001 and 1,375,800 shares in 2000                          (18,120)         (16,550)
                                                                                 -----------      -----------
   Total stockholders' equity                                                        120,744          110,245
                                                                                 -----------      -----------

   Total liabilities and stockholders' equity                                    $   149,068      $   160,092
                                                                                 ===========      ===========

See accompanying notes to the consolidated financial statements

                                      Consolidated Statements of Stockholders' Equity

                                                Chromcraft Revington, Inc.
                                             (In thousands, except share data)


                                                              Capital in                                          Total
                                               Common          Excess of        Retained        Treasury       Stockholders'
                                                Stock          Par Value        Earnings          Stock           Equity
                                           ---------------------------------------------------------------------------------
Balance at January 1, 1999                 $        108      $     9,232      $     87,777      $       -      $    97,117

Repurchase and cancellation
   of stock (38,600 shares)                           -             (615)                                             (615)
Exercise of stock options
   (181,860 shares)                                   1            1,657                                             1,658
Purchase of treasury stock
   (806,900 shares)                                                                               (11,464)         (11,464)
Net earnings                                                                        13,074                          13,074
                                           ------------      -----------      ------------      ---------      -----------

Balance at December 31, 1999                        109           10,274           100,851        (11,464)          99,770

Exercise of stock options
   (10,000 shares)                                    -              111                                               111
Purchase of treasury stock
   (568,900 shares)                                                                                (5,086)          (5,086)
Net earnings                                                                        15,450                          15,450
                                           ------------      -----------      ------------      ---------      -----------

Balance at December 31, 2000                        109           10,385           116,301        (16,550)         110,245

Exercise of stock options                             3            1,523                                             1,526
   (229,680 shares)
Purchase of treasury stock                                                                         (1,570)          (1,570)
   (165,800 shares)
Net earnings                                                                        10,543                          10,543
                                           ------------      -----------      ------------      ---------      -----------

Balance at December 31, 2001               $        112      $    11,908      $    126,844      $ (18,120)     $   120,744
                                           ============      ===========      ============      =========      ===========

See accompanying notes to the consolidated financial statements

                                           Consolidated Statements of Cash Flows

                                                Chromcraft Revington, Inc.
                                                      (In thousands)


                                                                                  Year Ended December 31,
                                                                      ---------------------------------------------
                                                                          2001              2000             1999
                                                                      ----------        ----------       ----------
Operating Activities
   Net earnings                                                       $   10,543        $   15,450       $   13,074
      Adjustments to reconcile net earnings to net cash
        provided by operating activities
           Depreciation and amortization                                   6,109             5,855            4,947
           Deferred income taxes                                            (424)              347              531
           Changes in assets and liabilities, net of effects of
              acquired company
              Accounts receivable                                          4,527             4,022            1,435
              Inventories                                                 11,784            (4,929)          (1,831)
              Accounts payable                                              (874)           (1,726)          (4,030)
              Accrued liabilities                                           (623)           (2,157)              72
              Other                                                       (1,865)             (215)             559
                                                                      ----------        ----------        ---------
   Cash provided by operating activities                                  29,177            16,647           14,757
                                                                      ----------        ----------       ----------

Investing Activities
   Investment in acquired company                                            -                 -             (8,525)
   Capital expenditures                                                   (2,191)           (4,953)          (3,630)
   Proceeds from disposals of property, plant and equipment                   24                74            1,184
                                                                      ----------        ----------       ----------
   Cash used in investing activities                                      (2,167)           (4,879)         (10,971)
                                                                      ----------        ----------       ----------

Financing Activities
   Net borrowing (repayment) under revolving credit facility             (19,200)           (7,500)          21,300
   Refinance indebtedness of acquired company                                -                 -            (13,517)
   Repurchase of common stock                                             (1,570)           (5,086)         (12,079)
   Proceeds from exercise of stock options                                 1,526               111            1,658
                                                                      ----------        ----------       ----------
   Cash used in financing activities                                     (19,244)          (12,475)          (2,638)
                                                                      ----------        ----------       ----------

Increase (decrease) in cash                                                7,766              (707)           1,148

Cash and cash equivalents at beginning of the year                           441             1,148              -
                                                                      ----------        ----------       ----------

Cash and cash equivalents at end of the year                          $    8,207        $      441       $    1,148
                                                                      ==========        ==========       ==========

See accompanying notes to the consolidated financial statements

                   Notes to Consolidated Financial Statements

                           Chromcraft Revington, Inc.
                                December 31, 2001


Note 1.  Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Chromcraft Revington, Inc. ("Chromcraft Revington") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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


Inventories

All inventories (materials, labor and overhead) are valued at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) basis represent approximately 60% and 61% of total inventories at December 31, 2001 and 2000, respectively. Remaining inventories are valued using the first-in, first-out (FIFO) basis.


Marketable Securities

Marketable securities are recorded at current market value. Realized and unrealized gains and losses are reflected in earnings.


Property, Plant and Equipment

Property, plant and equipment is stated on the basis of cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for tax purposes. The following estimated useful lives are used for financial reporting purposes: buildings and improvements, 15 to 45 years; machinery and equipment, 3 to 12 years; and leasehold improvements, 5 to 10 years.


Revenue Recognition

Revenue from sales is recognized when the goods are shipped to the customer.

Intangibles

Intangible assets are stated on the basis of cost. The excess of purchase price over the fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over periods ranging from 15 to 40 years. Chromcraft Revington reviews the carrying value of goodwill whenever changes in circumstances indicate that the carrying amount may not be recoverable. When factors indicate that the recoverability of goodwill should be evaluated, Chromcraft Revington uses an estimate of the undiscounted cash flows of the acquired businesses in determining whether an impairment loss is required. See
Note 16, "Recently Issued Accounting Standards," regarding the accounting for goodwill and other intangible assets effective January 1, 2002.


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


Stock Options

Chromcraft Revington applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations" in accounting for stock options and discloses the fair value of options granted as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."


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


Note 2.  Acquisition of Korn Industries, Incorporated

On September 2, 1999, CRI Corporation-Sumter, a wholly-owned subsidiary of Chromcraft Revington, acquired all of the outstanding common stock of Korn Industries, Incorporated ("Korn Industries") for $8,525,000 in cash (including acquisition-related expenses) and the assumption of Korn Industries' liabilities. Korn Industries is headquartered in Sumter, South Carolina and manufactures and sells bedroom and dining room furniture through its Sumter Cabinet Company division.

The operations of Korn Industries are included in the Consolidated Statements of Earnings from the date of acquisition. The transaction was accounted for as a purchase and the purchase price has been allocated to assets acquired and liabilities assumed based on their fair market values at the date of acquisition.

The unaudited pro forma results of operations for the year ended December 31, 1999, assuming the purchase of Korn Industries had been consummated as of January 1, 1999, are sales of $281,168,000, net earnings of $11,280,000 and basic and diluted earnings per share of $1.08 and $1.05, respectively. The pro forma information is presented for comparative purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the above date, nor is it necessarily indicative of future operating results.


Note 3.  Inventories

Inventories at December 31, 2001 and 2000 consisted of the following:

                                                      (In thousands)
                                              ----------------------------
                                                  2001             2000
                                              -----------      -----------
Raw materials                                 $    13,334      $    17,729
Work-in-process                                     8,194            9,083
Finished goods                                     24,110           30,870
                                              -----------      -----------
Inventories at FIFO cost                           45,638           57,682
LIFO reserve                                       (2,043)          (2,303)
                                              -----------      -----------
                                              $    43,595      $    55,379
                                              ===========      ===========

During 2001, LIFO inventory layers were reduced. This reduction resulted in charging lower inventory costs prevailing in previous years to cost of sales in 2001, thus reducing cost of sales by $260,000 below the amount that would have resulted from liquidating inventory recorded at December 31, 2001 prices.


Note 4.  Property, Plant and Equipment

Property, plant and equipment at December 31, 2001 and 2000 consisted of the following:

                                                         (In thousands)
                                                 -----------------------------
                                                     2001              2000
                                                 ------------     ------------
Land                                             $      2,231     $      2,231
Buildings and improvements                             34,443           34,168
Machinery and equipment                                51,747           50,257
Leasehold improvements                                    960              862
Construction in progress                                  296              391
                                                 ------------     ------------
                                                       89,677           87,909
Less accumulated depreciation and amortization        (47,570)         (43,162)
                                                 ------------     ------------
                                                 $     42,107     $     44,747
                                                 ============     ============

Note 5.  Accrued Liabilities

Accrued liabilities at December 31, 2001 and 2000 consisted of the following:

                                                        (In thousands)
                                                 ----------------------------
                                                     2001              2000
                                                 -----------      -----------
Employee benefit plans                           $     2,704      $     4,450
Salaries, wages and commissions                        1,379            1,586
Vacation and holiday pay                               1,005            1,035
Workers' compensation plans                            1,203            1,013
Deferred taxes                                            14            1,018
Other accrued liabilities                              5,763            4,592
                                                 -----------      -----------
                                                 $    12,068      $    13,694
                                                 ===========      ===========


Note 6.  Income Taxes

Components of the provision for income taxes for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                                 (In thousands)
                                                 ----------------------------------------------
                                                     2001             2000              1999
                                                 -----------       -----------      -----------
Current:
   Federal                                       $     6,454       $     8,420      $     7,029
   State                                                 711             1,111            1,012
                                                 -----------       -----------      -----------
                                                       7,165             9,531            8,041
                                                 -----------       -----------      -----------
Deferred:
   Federal                                              (342)              257              502
   State                                                 (82)               90               29
                                                 -----------       -----------      -----------
                                                        (424)              347              531
                                                 -----------       -----------      -----------
Total provision for income taxes                 $     6,741       $     9,878      $     8,572
                                                 ===========       ===========      ===========

A reconciliation of the provision for income taxes included in the Consolidated Statements of Earnings and the amount computed by applying the U.S. Federal income tax rate for the years ended December 31, 2001, 2000 and 1999 is summarized below:

                                                                 (In thousands)
                                                 ----------------------------------------------
                                                     2001             2000              1999
                                                 -----------       -----------      -----------
Tax expense, at U.S. statutory rate              $     6,050       $     8,865      $     7,577
State taxes, net of federal benefit                      462               729              682
Non-deductible amortization of goodwill                  341               321              253
Other, net                                              (112)              (37)              60
                                                 -----------       -----------      -----------
Total provision for income taxes                 $     6,741       $     9,878      $     8,572
                                                 ===========       ===========      ===========

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (liabilities) at December 31, 2001 and 2000 are summarized below:

                                               (In thousands)
                                            --------------------
                                              2001        2000
                                            --------    --------
Deferred tax assets attributable to:
   Accounts receivable                      $    516    $    566
   Accrued vacation and holiday pay              346         373
   Deferred compensation                       2,473       2,680
   Net operating loss carryforwards            2,259       2,445
   Other liabilities                           3,291       3,181
                                            --------    --------
   Total gross deferred tax assets             8,885       9,245
                                            --------    --------

Deferred tax liabilities attributable to:
   Inventories                                (2,729)     (3,443)
   Property, plant and equipment              (5,668)     (5,656)
   Other                                      (1,190)     (1,272)
                                            --------    --------
   Total gross deferred tax liabilities       (9,587)    (10,371)
                                            --------    --------
   Net deferred tax liabilities             $   (702)   $ (1,126)
                                            ========    ========

Balance sheet classifications of deferred taxes at December 31, 2001 and 2000 were as follows:

                                              (In thousands)
                                            ------------------
                                              2001       2000
                                            -------    -------
Deferred tax liability, current             $   (14)   $(1,018)
Deferred tax liability, noncurrent             (688)      (108)
                                            -------    -------
Net deferred tax liability                  $  (702)   $(1,126)
                                            =======    =======

Chromcraft Revington has federal and state net operating loss carryforwards ("NOL's") available of $4,526,000 and $7,182,000, respectively, with expiration dates through 2010 and 2018, respectively. The NOL's were acquired in connection with the acquisitions of Cochrane Furniture and Korn Industries. The use of the NOL's is limited to the future taxable earnings of the acquired companies. Based upon the level of historical taxable income and projections for future income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that Chromcraft Revington will realize these tax benefits.


Note 7.  Revolving Credit Facility

In December 2000, Chromcraft Revington entered into an unsecured revolving loan facility (the "Facility") with a group of banks that allows it to borrow up to $47,500,000 for working capital requirements, capital expenditures and acquisitions. At December 31, 2001, Chromcraft Revington had $45,503,000 in availability under the Facility. The interest rate under the Facility is determined at the time of borrowing, at Chromcraft Revington's option, at the higher of the bank prime lending rate or Fed Funds rate plus .5%, or a rate based on the Fed Funds rate or the London Interbank Offered Rate (LIBOR). There were no borrowings outstanding at December 31, 2001. The weighted average rate on borrowings outstanding as of December 31, 2000 was 7.42%. There is a commitment fee ranging from .125% to .225% (depending on a leverage ratio) on the unused portion of the credit line. Chromcraft Revington had outstanding letters of credit under the Facility of $1,997,000 and $2,249,000 at December 31, 2001 and 2000, respectively. The Facility expires December 31, 2005.

The Facility requires compliance with certain financial loan covenants related to net worth, interest and fixed charge coverages and debt leverage.


Note 8.  Earnings Per Share of Common Stock

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 108,000, 120,000 and 272,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

Certain options to purchase shares of common stock were outstanding during 2001, 2000 and 1999, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods and, therefore, their effect would be antidilutive. Options excluded from the computation of diluted earnings per share and their weighted average exercise prices were 376,060 shares at $13.48 at both December 31, 2001 and 2000 and 138,426 shares at $16.85 at December 31, 1999.


Note 9.  Employee Benefit Plans

Chromcraft Revington sponsors a number of tax-qualified defined contribution retirement and savings plans. Employees may be eligible to participate in one or more of these plans. Company contributions to these plans are based on either a percentage of an employee's compensation or a matching portion of the employee's contributions. The cost of these plans was $524,000 in 2001, $1,235,000 in 2000 and $1,299,000 in 1999.

Chromcraft Revington also provides supplemental retirement benefits and "make up" benefits to key executives of Chromcraft Revington whose benefits are reduced by Internal Revenue Code restrictions. Contributions and expenses under these arrangements were $63,000 in 2001, $198,000 in 2000 and $390,000 in 1999.


Note 10.  Stock Options

Chromcraft Revington's 1992 Stock Option Plan, as amended (the "Plan"), provides for the granting of either incentive stock options ("ISO's") or stock options which do not qualify as incentive stock options ("non-ISO's"). The total number of shares of common stock which may be issued under stock options granted pursuant to the Plan is 1,800,000 shares. ISO's granted under the Plan vest over no greater than a 10-year period, and are granted at exercise prices no less than the fair market value of Chromcraft Revington's common shares as of the date of grant. Non-ISO's vest and are at exercise prices as determined by the compensation committee of the Board of Directors. There were 623,730 shares available for future grants at December 31, 2001 and 2000.

No stock options were granted during 2001. The estimated per share weighted average fair value of stock options granted during 2000 and 1999 was $3.38 and $6.02, respectively, on the date of grant. The fair value of stock options on the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                            2000           1999
                                        -----------    -----------
Expected life (years)                         6             6
Interest rate                                 6.8%          5.0%
Volatility                                   27.5%         27.2%

The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value:

                                           (In thousands, except per share data)
                         -----------------------------------------------------------------------
                                  2001                     2000                    1999
                         ----------------------  -----------------------  ----------------------
                            As          Pro         As           Pro         As          Pro
                          Reported      Forma     Reported       Forma     Reported      Forma
                         ---------    ---------  ---------     ---------  ---------    ---------
Net earnings             $  10,543    $  10,483  $  15,450     $  15,232  $  13,074    $  12,622
Earnings per share
   of common stock
     Basic                    1.10         1.09       1.59          1.57       1.25         1.21
     Diluted                  1.09         1.08       1.57          1.55       1.22         1.18

A summary of Chromcraft Revington's stock option activity and related information for the three years ended December 31, 2001 follows:

                                                                  Weighted
                                                                  Average
                                                     Number       Exercise
                                                   of Shares       Price
                                                   ---------    ------------
1999
   Outstanding at beginning of year                 999,742     $      9.35
   Granted                                           47,064     $     16.00
   Exercised                                       (181,860)    $      6.98
   Canceled                                          (9,500)    $     18.32
   Outstanding at end of year                       855,446     $     10.12
   Exercisable                                      791,228     $      9.74

2000
   Granted                                           54,202     $      8.08
   Exercised                                        (10,000)    $     11.00
   Canceled                                         (72,326)    $     13.15
   Outstanding at end of year                       827,322     $      9.71
   Exercisable                                      795,322     $      9.56

2001
   Exercised                                       (229,680)    $      5.50
   Outstanding at end of year                       597,642     $     11.33
   Exercisable                                      587,642     $     11.39

Significant option groups outstanding at December 31, 2001 and related weighted average price and remaining life information follows:

                    Options Outstanding              Options Exercisable
               -----------------------------    -----------------------------
    Grant         Number          Exercise         Number          Exercise         Remaining
    Date         of Shares           Price        of Shares           Price       Life (Years)
------------   -------------    ------------    -------------    ------------    --------------
   4-15-92          81,280      $      5.50          81,280      $     5.50            0.3
   2-19-93          86,100      $      9.50          86,100      $     9.50            1.1
   1-11-94          98,000      $     11.63          98,000      $    11.63            2.0
  All other        332,262      $     13.14         322,262      $    13.30            5.5

Note 11.  Supplemental Cash Flow Information

Interest paid during the years ended December 31, 2001, 2000 and 1999 was $735,000, $2,104,000 and $873,000, respectively. Income taxes paid during the years ended December 31, 2001, 2000 and 1999 were $6,871,000, $8,247,000 and
$7,334,000, respectively.


Note 12.  Rental Commitments

Chromcraft Revington leases certain showroom facilities and transportation equipment under non-cancelable operating leases. The future minimum lease payments under non-cancelable leases for the years ending December 31, 2002, 2003, 2004, 2005 and 2006 are $1,366,000, $1,173,000, $917,000, $156,000 and
$32,000, respectively. It is expected that, in the normal course of business, leases that expire will be renewed or replaced.

Rental expense was $1,731,000, $1,772,000 and $1,825,000 for the years ended December 31, 2001, 2000 and 1999, respectively.


Note 13.  Contingencies

At December 31, 2001, the Company or its subsidiaries were parties to various lawsuits arising in the ordinary course of business. The Company is defending these claims and believes that none of such matters will have a material adverse effect on the financial condition, results of operations or liquidity of Chromcraft Revington.


Note 14.  Withdrawal of Purchase Offer from Court Square Capital Limited

On July 17, 2001, Court Square Capital Limited ("Court Square"), a unit of Citigroup Inc., notified Chromcraft Revington that it had decided to withdraw its proposal dated December 22, 2000 to acquire the issued and outstanding capital stock of Chromcraft Revington not owned by Court Square. Under the proposal, holders of Chromcraft Revington's publicly traded common stock would have received cash of $10.30 per share in a transaction to take Chromcraft Revington private.


Note 15.  Subsequent Event

On March 15, 2002, Court Square completed its sale of 5,695,418 shares of common stock of Chromcraft Revington comprising approximately 59% of Chromcraft Revington's issued and outstanding shares of common stock on such date, to Chromcraft Revington and the Chromcraft Revington Employee Stock Ownership Trust (the "ESOP Trust"), which forms a part of the Chromcraft Revington Employee Stock Ownership Plan. With respect to the 5,695,418 shares of Chromcraft Revington's common stock sold by Court Square, 3,695,418 shares were repurchased by Chromcraft Revington (the "Company Stock Transaction") and 2,000,000 shares were purchased by the ESOP Trust (the "ESOP Stock Transaction" and together with the Company Stock Transaction being referred to herein as the "Transaction"). Chromcraft Revington and the ESOP Trust each paid $10 per share for the shares acquired from Court Square for a total purchase price of $56,954,180. In addition, Chromcraft Revington paid Court Square and its designee an aggregate transaction fee of $2,800,000.

The funds required to pay the total consideration and certain related expenses of the Transaction were obtained using available cash and borrowings of approximately $45,000,000 under Chromcraft Revington's new $75,000,000 bank credit agreement. Of the debt incurred, $25,000,000 was borrowed under a 5-year term loan and approximately $20,000,000 was borrowed under Chromcraft Revington's $50,000,000 revolving line of credit facility. The term loan is payable in quarterly installments of $1,250,000 and the revolving line of credit expires on March 13, 2007. Interest rates under the agreement are determined at the time of borrowing at either the prime rate or LIBOR plus a spread based on a leverage ratio. Chromcraft Revington has granted a security interest in all of its assets to the banks under the credit agreement.

Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP Stock Transaction. The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum. Immediately following consummation of the Transaction, the ESOP Trust held approximately 33.6% of the issued and outstanding shares of Chromcraft Revington's common stock.


Note 16.  Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. Statement No. 142 requires, among other things, that goodwill no longer be amortized to earnings, but instead be reviewed periodically for impairment. The amortization of goodwill ceases upon adoption of Statement No. 142 on January 1, 2002. As of the date of adoption, Chromcraft Revington had unamortized goodwill of $28,180,000, which will be subject to the transition provisions of Statements 142. Amortization expense related to goodwill was approximately $1,304,000, $1,248,000 and $964,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Chromcraft Revington is currently evaluating the impact of these Statements on its financial statements.

The Financial Accounting Standards Board also recently issued Statement No. 143, "Accounting for Asset Retirement Obligations" and Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 143 establishes accounting standards for the recognition and measurement of obligations associated with the retirement of tangible assets. Statement 144 provides guidance on the recognition and measurement of impairment losses on long-lived assets held for use, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. The effective dates of Statements 143 and 144 are January 1, 2003 and January 1, 2002, respectively. Chromcraft Revington does not expect the adoption of these Statements to have a significant effect on its results of operations or its financial position.

                          Independent Auditors' Report


The Board of Directors and Stockholders
Chromcraft Revington, Inc.:

We have audited the consolidated financial statements of Chromcraft Revington, Inc. and subsidiaries as listed in item 14(a) (1) and (2). In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in item 14(a) (1) and (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chromcraft Revington, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG LLP
Indianapolis, Indiana
February 1, 2002, except as
to Note 15 which is as of
March 15, 2002

                   Quarterly Financial Information (unaudited)

                           Chromcraft Revington, Inc.


                                                    (In thousands, except per share data)
                                ------------------------------------------------------------------------
                                    First        Second           Third         Fourth           Total
                                   Quarter       Quarter         Quarter        Quarter          Year
                                -----------    -----------    -----------     -----------    -----------
2001
   Sales                        $   62,901     $   51,369     $   52,282      $   51,235     $   217,787
   Gross margin                     14,499         11,278         11,031          10,708          47,516
   Operating income                  6,034          4,271          3,952           3,714          17,971
   Net earnings                      3,492          2,486          2,334           2,231          10,543
   Earnings per share
      of common stock
         Basic                         .36            .26            .24             .23            1.10
         Diluted                       .36            .26            .24             .23            1.09

2000
   Sales                        $    73,740    $    65,667    $    62,062     $    57,933    $   259,402
   Gross margin                      18,115         16,094         14,050          13,978         62,237
   Operating income                   8,476          6,973          5,037           6,850         27,336
   Net earnings                       4,859          3,924          2,732           3,935         15,450
   Earnings per share
      of common stock
         Basic                          .49            .40            .28             .41           1.59
         Diluted                        .49            .40            .28             .41           1.57

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                            Additions
                                                    -------------------------
                                    Balance at      Charged to     Charged to                       Balance at
                                     Beginning      Costs and        Other                              End
Classification                       of Period       Expenses       Accounts       Deductions         of Year
---------------------------------------------------------------------------------------------------------------
Year ended December 31, 2001
   Allowance for doubtful
      accounts                      $    1,253      $     258      $      -       $    (177)(a)     $    1,334


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