Form 10-Q
period 2002-03-31
CHROMCRAFT REVINGTON INC
filed 2002-05-14
CIK 884130

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                    to
                                      -----------------    ------------------

                         Commission file number 1-13970

                           CHROMCRAFT REVINGTON, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       35-1848094
 -------------------------------               --------------------------------
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

       Common Stock, $.01 par value -- 6,022,990 shares as of May 13, 2002

--------------------------------------------------------------------------------

                                      INDEX
--------------------------------------------------------------------------------


                                                                                Page Number
                                                                                -----------
PART I.  Financial Information

     Item 1.  Financial Statements (unaudited)

              Condensed Consolidated Statements of Earnings (Loss) - Three
              Months Ended March 30, 2002 and March 31, 2001....................    3

              Condensed Consolidated Balance Sheets - March 30, 2002,
              March 31, 2001 and December 31, 2001..............................    4

              Condensed Consolidated Statements of Cash Flows - Three
              Months Ended March 30, 2002 and March 31, 2001....................    5

              Notes to Condensed Consolidated Financial Statements..............    6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............................   10


     Item 3.  Quantitative and Qualitative Disclosures About Market Risk........   12

PART II. Other Information

     Item 6.  Exhibits and Reports on Form 8-K..................................   12

Signatures......................................................................   13

                                     PART I

Item 1.  Financial Statements

        Condensed Consolidated Statements of Earnings (Loss) (unaudited)
                           Chromcraft Revington, Inc.
                      (In thousands, except per share data)

                                                                              Three Months Ended
                                                                             ---------------------
                                                                             March 30,   March 31,
                                                                               2002        2001
                                                                             --------    --------
Sales                                                                        $ 60,814    $ 65,794

Cost of sales                                                                  47,322      51,100
                                                                             --------    --------

Gross margin                                                                   13,492      14,694

Selling, general and administrative expenses                                    7,996       8,660
                                                                             --------    --------

Operating income                                                                5,496       6,034

Interest expense                                                                  127         310
                                                                             --------    --------

Earnings before income taxes and cumulative
   effect of a change in accounting principle                                   5,369       5,724

Income tax expense                                                              2,040       2,232
                                                                             --------    --------

Earnings before cumulative effect of a change in accounting principle        $  3,329    $  3,492

Cumulative effect of a change in accounting principle (net of tax benefit)    (26,727)         --
                                                                             --------    --------

Net earnings (loss)                                                          $(23,398)   $  3,492
                                                                             ========    ========

Earnings per share of common stock before cumulative
   effect of a change in accounting principle
       Basic                                                                 $    .39    $    .36
       Diluted                                                               $    .38    $    .36

Earnings (loss) per share of common stock after cumulative
   effect of a change in accounting principle
       Basic                                                                 $  (2.71)   $    .36
       Diluted                                                               $  (2.71)   $    .36

Shares used in computing earnings per share
       Basic                                                                    8,618       9,573
       Diluted                                                                  8,683       9,705

See accompanying notes to condensed consolidated financial statements.

                Condensed Consolidated Balance Sheets (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)


                                                    March 30,     March 31,   December 31,
                                                      2002          2001          2001
                                                    --------      ---------   ------------
    Assets
    ------

Cash and cash equivalents                           $     --      $     --      $  8,207
Accounts receivable                                   25,173        27,742        21,025
Inventories                                           41,424        54,310        43,595
Other assets                                           6,119         3,636         5,112
                                                    --------      --------      --------

    Current assets                                    72,716        85,688        77,939

Property, plant and equipment, net                    41,215        44,163        42,107
Goodwill                                                  --        29,159        28,180
Other long-term assets                                 1,699           482           842
                                                    --------      --------      --------

    Total assets                                    $115,630      $159,492      $149,068
                                                    ========      ========      ========


    Liabilities and Stockholders' Equity
    ------------------------------------

Accounts payable                                    $  9,133      $  7,553      $  5,600
Accrued liabilities                                   16,287        17,481        12,068
Current portion of bank debt                           5,000            --            --
                                                    --------      --------      --------

    Current liabilities                               30,420        25,034        17,668

Bank debt                                             38,000        10,300            --
Other long-term liabilities                           10,345        10,421        10,656
                                                    --------      --------      --------

    Total liabilities                                 78,765        45,755        28,324

Stockholders' equity                                  36,865       113,737       120,744
                                                    --------      --------      --------

    Total liabilities and stockholders' equity      $115,630      $159,492      $149,068
                                                    ========      ========      ========

See accompanying notes to condensed consolidated financial statements.

           Condensed Consolidated Statements of Cash Flows (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                            Three Months Ended
                                                          ----------------------
                                                          March 30,    March 31,
                                                            2002         2001
                                                          --------     --------
Operating Activities
   Net earnings (loss)                                    $(23,398)    $  3,492
     Adjustments to reconcile net earnings to net cash
       provided by operating activities
         Depreciation and amortization                       1,223        1,518
         Deferred income taxes                                 (63)         149
         Non-cash goodwill impairment loss                  26,727           --
         Changes in assets and liabilities
           Accounts receivable                              (4,148)      (2,190)
           Inventories                                       2,171        1,069
           Accounts payable and accrued liabilities          7,766        4,866
           Other                                              (404)         164
                                                          --------     --------

   Cash provided by operating activities                     9,874        9,068
                                                          --------     --------

Investing Activities
   Capital expenditures, net                                  (553)        (609)
                                                          --------     --------

   Cash used by investing activities                          (553)        (609)
                                                          --------     --------

Financing Activities
   Net borrowing (repayment) under bank debt                43,000       (8,900)
   Purchase of common stock by ESOP                        (20,000)          --
   Stock repurchase and related costs                      (40,583)          --
   Proceeds from exercise of stock options                      55           --
                                                          --------     --------

   Cash used by financing activities                       (17,528)      (8,900)
                                                          --------     --------

Decrease in cash and cash equivalents                       (8,207)        (441)

Cash and cash equivalents at beginning of period             8,207          441
                                                          --------     --------

Cash and cash equivalents at end of period                $     --     $     --
                                                          ========     ========


See accompanying notes to condensed consolidated financial statements.

        Notes to Condensed Consolidated Financial Statements (unaudited)
                           Chromcraft Revington, Inc.
                                 March 30, 2002


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Chromcraft Revington's annual report on Form 10-K for the year ended December 31, 2001.


Note 2.  Goodwill Impairment Loss

Chromcraft Revington adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") effective January 1, 2002 and recorded a non-cash transition charge of $26,727,000 (net of tax benefit), or $3.10 loss per share, for impairment of goodwill. The charge was recorded as a cumulative effect of a change in accounting principle.

On January 1, 2002, the Company's fair value (based on quoted market prices) was less than the carrying value of its net assets, including goodwill, which indicated an impairment of goodwill. Under Statement 142, fair value was allocated to the assets and liabilities of the Company based on the purchase accounting method. This calculation indicated that the full amount of goodwill was impaired at the date of adoption of Statement 142.

The following table presents earnings before the cumulative effect of a change in accounting principle for the three months ended March 30, 2002 as compared to the prior year period, after adjustment for goodwill amortization.

                                                                            (in thousands, except
                                                                              per share amounts)
                                                                              Three Months Ended
                                                                           ------------------------
                                                                           March 30,      March 31,
                                                                             2002           2001
                                                                           ---------      ---------
Earnings before cumulative effect of a change in accounting principle
     As reported                                                           $   3,329      $   3,492
     Goodwill amortization (net of tax benefit)                                   --            288
                                                                           ---------      ---------
     Adjusted                                                              $   3,329      $   3,780
                                                                           =========      =========

Basic earnings per share before cumulative effect of
  a change in accounting principle
     As reported                                                           $     .39      $     .36
     Goodwill amortization (net of tax benefit)                                   --            .03
                                                                           ---------      ---------
     Adjusted                                                              $     .39      $     .39
                                                                           =========      =========

Diluted earnings per share before cumulative effect of
  a change in accounting principle
     As reported                                                           $     .38      $     .36
     Goodwill amortization (net of tax benefit)                                   --            .03
                                                                           ---------      ---------
     Adjusted                                                              $     .38      $     .39
                                                                           =========      =========


Note 3.  Stockholders' Equity

On March 15, 2002, Chromcraft Revington and the Chromcraft Revington Employee Stock Ownership Trust (the "ESOP Trust"), which forms a part of the Chromcraft Revington Employee Stock Ownership Plan (the "ESOP"), completed the purchase of 5,695,418 shares of common stock of Chromcraft Revington, comprising approximately 59% of Chromcraft Revington's issued and outstanding shares of common stock on such date, from Court Square Capital Limited ("Court Square"), an affiliate of Citigroup Inc. With respect to the shares of common stock purchased from Court Square, 3,695,418 shares were repurchased by Chromcraft Revington (the "Company Stock Transaction") and 2,000,000 shares were purchased by the ESOP Trust (the "ESOP Stock Transaction" and together with the Company Stock Transaction being referred to herein as the "Transaction"). Chromcraft Revington and the ESOP Trust each paid $10 per share for the shares acquired from Court Square for a total purchase price of $56,954,180. In addition, Chromcraft Revington paid Court Square and its designee an aggregate transaction fee of $2,800,000.

The funds required to pay the total consideration and certain related expenses of the Transaction were obtained using available cash and borrowings of approximately $45,000,000 under bank financing. Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP Stock Transaction. Immediately following consummation of the Transaction, the ESOP Trust held approximately 33.6% of the issued and outstanding shares of Chromcraft Revington's common stock. See Notes 4 and 5, "Bank Debt" and "Employee Stock Ownership Plan," for additional information on the Company's bank financing and the ESOP.


Note 4.  Bank Debt

On March 12, 2002, Chromcraft Revington entered into a $75,000,000 bank credit agreement (the "Credit Facility") with a group of banks. The Credit Facility provides for a $25,000,000 term loan and a $50,000,000 revolving credit line. The term loan has a five-year term and is payable in quarterly installments of $1,250,000.

The revolving credit line expires on March 13, 2007. The interest rate under the Credit Facility is determined at the time of borrowing at either the prime rate or LIBOR plus a spread based on a leverage ratio. At March 30, 2002, the Company had approximately $27,600,000 in unused availability under the revolving credit line portion of the Credit Facility. The weighted average interest rate on borrowings outstanding as of March 30, 2002 was 4.4%. The Credit Facility requires compliance with certain financial loan covenants related to net worth, fixed charge coverage and debt leverage. The Company has granted a security interest in all of its assets to the banks under the Credit Facility. The Company also has pledged to the banks the shares of common stock owned by the ESOP Trust and pledged by the ESOP Trust to the Company.

Long-term bank debt consisted of the following at March 30, 2002:

                                                    (In thousands)
                                                    --------------
Term loan                                            $     25,000
Revolving credit line                                      18,000
                                                     ------------
                                                           43,000
Less current portion of term loan                           5,000
                                                     ------------
                                                     $     38,000
                                                     ============


Note 5.  Employee Stock Ownership Plan

Chromcraft Revington sponsors a leveraged employee stock ownership plan that covers substantially all employees who have completed six months of service. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust's repayment of its loan to the Company. Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP Stock Transaction. The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum. The shares of common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company's loan to the ESOP Trust. As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of debt service paid in the year. Chromcraft Revington accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, unearned ESOP shares are reported as a reduction of stockholders' equity in the Condensed Consolidated Balance Sheets of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense for the three months ended March 30, 2002 was $38,000. The ESOP shares as of March 30, 2002 were as follows:

                                                    (In thousands)
\                                                   --------------
Allocated shares                                               --
Committed to be released shares                                 3
Unearned ESOP shares                                        1,997
                                                     ------------
Total ESOP shares                                           2,000
                                                     ============

Unearned ESOP shares                                 $     19,970
                                                     ============
Fair value of unearned ESOP shares at March 30, 2002 $     25,461
                                                     ============


Note 6.  Earnings per Share of Common Stock

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 65,000 and 132,000 for the three months ended March 30, 2002 and

March 31, 2001, respectively.

Certain stock options to purchase shares of common stock were outstanding during the first three months of 2002 and 2001, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods and, therefore, their effect would be antidilutive. Options excluded from the computation of diluted earnings per share and their weighted average exercise prices at March 30, 2002 and March 31, 2001 were 333,560 shares at $13.88 and 376,060 shares at $13.48, respectively.


Note 7.  Inventories

The components of inventories consisted of the following:

                                                                  (In thousands)
                                                     -----------------------------------------
                                                     March 30,      March 31,    December 31,
                                                       2002           2001          2001
                                                     --------       --------     ------------
Raw materials                                        $ 12,458       $ 16,736       $ 13,334
Work in process                                         7,877          9,631          8,194
Finished goods                                         23,164         30,439         24,110
                                                     --------       --------       --------
Inventories at FIFO cost                               43,499         56,806         45,638
LIFO reserve                                           (2,075)        (2,496)        (2,043)
                                                     --------       --------       --------
                                                     $ 41,424       $ 54,310       $ 43,595
                                                     ========       ========       ========


Note 8.  Accrued Liabilities

Accrued liabilities consisted of the following:

                                                                  (In thousands)
                                                     -----------------------------------------
                                                     March 30,      March 31,    December 31,
                                                       2002           2001          2001
                                                     --------       --------     ------------
Employee benefit plans                               $  3,383       $  3,759       $  2,704
Salaries, wages and commissions                         1,811          2,117          1,379
Income taxes payable                                    1,926          1,844             --
Vacation and holiday pay                                1,229          1,332          1,005
Workers' compensation plans                             1,390          1,079          1,203
Other accrued liabilities                               6,548          7,350          5,777
                                                     --------       --------       --------
                                                     $ 16,287       $ 17,481       $ 12,068
                                                     ========       ========       ========

Note 9.  Reclassifications

Certain amounts for 2001 have been reclassified to conform to the current year presentation.

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

The following table sets forth the Condensed Consolidated Statements of Earnings
(Loss) of Chromcraft Revington for the three months ended March 30, 2002 and March 31, 2001 expressed as a percentage of sales.

                                                            Three Months Ended
                                                          ----------------------
                                                          March 30,    March 31,
                                                            2002         2001
                                                          --------     ---------
Sales                                                      100.0 %      100.0 %
Cost of sales                                               77.8         77.7
                                                           -----        -----
Gross margin                                                22.2         22.3
Selling, general and administrative expenses                13.2         13.1
                                                           -----        -----
Operating income                                             9.0          9.2
Interest expense                                              .2           .5
                                                           -----        -----
Earnings before income taxes and cumulative effect
   of a change in accounting principle                       8.8          8.7
Income tax expense                                           3.3          3.4
                                                           -----        -----
Earnings before cumulative effect of a change
   in accounting principle                                   5.5          5.3
Cumulative effect of a change in accounting principle      (44.0)          --
                                                           -----        -----
Net earnings (loss)                                        (38.5)%        5.3 %
                                                           =====        =====


Three Months Ended March 30, 2002 Compared to Three Months Ended March 31, 2001
-------------------------------------------------------------------------------

Consolidated sales for the three months ended March 30, 2002 were $60,814,000, a 7.6% decrease from sales of $65,794,000 for the three months ended March 31, 2001. The first quarter 2002 sales decrease was primarily due to lower shipments of commercial furniture resulting from the downturn in the office furniture industry. Shipments of occasional and upholstery furniture were flat compared to the prior year period with dining and bedroom furniture shipments down about 5%. The consolidated sales order backlog at March 30, 2002 was slightly lower as compared to March 31, 2001. In general, selling prices for the first three months of 2002 were at approximately the same level as compared to the prior year period.

Gross margin as a percentage of sales remained at approximately the same level for the three months ended March 30, 2002 and March 31, 2001.

Selling, general and administrative expenses as a percentage of sales were slightly higher in 2002 as compared to 2001.

Interest expense during the first quarter of 2002 was $127,000 as compared to $310,000 during the first quarter of 2001. The decrease in interest expense for 2002 was due to lower average bank borrowings during the period.

Chromcraft Revington's effective income tax rate was 38% and 39% for the three month periods ended March 30, 2002 and March 31, 2001, respectively. The decrease in the effective tax rate for 2002 was primarily due to the elimination of non-tax deductible goodwill amortization expense upon implementation of Statement 142.

The Company adopted Statement 142 effective January 1, 2002 and recorded a one time non-cash transition charge of $26,727,000 (net of tax benefit) for impairment of goodwill. The loss was recorded as a cumulative effect of a change in accounting principle. See Note 2 "Goodwill Impairment Loss" to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
-------------------------------

Operating activities provided $9,874,000 of cash during the three months ended March 30, 2002, an increase of $806,000 from the amount provided during the three months ended March 31, 2001. The increase in cash flow from operating activities for the first quarter of 2002 was primarily due to a reduction in working capital investment.

Investing activities used $553,000 and $609,000 of cash for capital expenditures during the first quarter of 2002 and 2001, respectively. Chromcraft Revington expects capital expenditures in 2002 to be less than $3,500,000.

Financing activities used $17,528,000 of cash during the first quarter of 2002. On March 15, 2002, Chromcraft Revington and the Chromcraft Revington Employee Stock Ownership Trust (the "ESOP Trust"), which forms a part of the Chromcraft Revington Employee Stock Ownership Plan (the "ESOP"), completed the purchase of 5,695,418 shares of common stock of Chromcraft Revington, comprising approximately 59% of Chromcraft Revington's issued and outstanding shares of common stock on such date, from Court Square Capital Limited ("Court Square"), an affiliate of Citigroup Inc. With respect to the shares of common stock purchased from Court Square, 3,695,418 shares were repurchased by Chromcraft Revington (the "Company Stock Transaction") and 2,000,000 shares were purchased by the ESOP Trust (the "ESOP Stock Transaction" and together with the Company Stock Transaction being referred to herein as the "Transaction"). Chromcraft Revington and the ESOP Trust each paid $10 per share for the shares acquired from Court Square for a total purchase price of $56,954,180. In addition, Chromcraft Revington paid Court Square and its designee an aggregate transaction fee of $2,800,000. The funds required to pay the total consideration and certain related expenses of the Transaction were obtained using available cash and borrowings of approximately $45,000,000 under Chromcraft Revington's new $75,000,000 secured bank credit agreement. Of the debt incurred, $25,000,000 was borrowed under a 5-year term loan and approximately $20,000,000 was borrowed under Chromcraft Revington's $50,000,000 revolving line of credit facility. The term loan is payable in quarterly installments of $1,250,000. The revolving line of credit expires on March 13, 2007. Interest rates under the agreement are determined at the time of borrowing at either the prime rate or LIBOR plus a spread based on a leverage ratio. The weighted average interest rate on borrowings outstanding as of March 30, 2002 was 4.4%. Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP Stock Transaction. The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum.

As a result of the Transaction, Chromcraft Revington's bank debt and interest expense will be higher in 2002 as compared to 2001 and there will be fewer shares of Chromcraft Revington's common stock outstanding. The lower number of common shares outstanding as compared to last year is expected to favorably impact earnings per share in 2002. At March 30, 2002, Chromcraft Revington had unused capacity under its bank revolving line of credit of approximately $27,600,000.

2002 Outlook
------------

Chromcraft Revington expects that second quarter earnings per share, on a diluted basis, will be between $.44 and $.48, as compared to $.26 for the prior year period. For the full year 2002, the Company expects diluted earnings per share, before the cumulative effect of a change in accounting principle, to be in the $1.75 to $1.85 range as compared to $1.09 reported for 2001.

Recently Issued Accounting Standards
------------------------------------

The Financial Accounting Standards Board recently issued Statement No. 143, "Accounting for Asset Retirement Obligations" that establishes accounting standards for the recognition and measurement of obligations associated with the retirement of tangible assets. The effective date of Statement No. 143 is January 1, 2003. Chromcraft Revington does not expect the adoption of this Statement to have a significant effect on its results of operations or its financial position.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Certain matters included in this discussion may contain forward-looking statements regarding Chromcraft Revington's future performance. These forward-looking statements can be generally identified as such because they include future tenses or dates or are not historical or current facts or include words such as "believes," "plans," "may," "anticipates," "estimates," "expects," or "likely" or words of similar import. These forward-looking statements are based upon certain assumptions as well as current expectations and projections about future events and are subject to uncertainties. As a result, the forward-looking statements contained in this report could turn out significantly different from expectations and projections or may not occur. Further, actual results may differ materially from those described in any forward-looking statements. Additional information concerning potential factors that could affect Chromcraft Revington's actual financial results is included in its Form 10-K for the year ended December 31, 2001.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Borrowings under Chromcraft Revington's bank credit facility bear interest at a variable rate and, therefore, are subject to changes in interest rates. The Company sources certain raw materials and finished goods inventory from the Far East and Mexico. These purchases are payable in U.S. dollars and, therefore, the Company has no foreign exchange rate risk exposure.


                                     PART II

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)   Exhibits

           None

     (b)   Reports on Form 8-K

           On January 15, 2002, Chromcraft Revington filed a Current Report on Form 8-K reporting that on January 10, 2002, Court Square accepted Chromcraft Revington's proposal to purchase all of the 5,695,418 shares of common stock of Chromcraft Revington owned by Court Square for total consideration of $59,754,180, or approximately $10.49 per share.

           On March 20, 2002, Chromcraft Revington filed a Current Report on Form 8-K reporting that on March 15, 2002, Court Square completed its sale of 5,695,418 shares of common stock of Chromcraft Revington to the Company (3,695,418 shares) and to the Chromcraft Revington Employee Stock Ownership Trust (2,000,000 shares), which forms a part of the Chromcraft Revington Employee Stock Ownership Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Chromcraft Revington, Inc.
                                           -----------------------------------
                                           (Registrant)


Date:   March 14, 2002                     By: /s/ Frank T. Kane
        --------------                         -------------------------------
                                               Frank T. Kane
                                               Vice President - Finance
                                               (Duly Authorized Officer and
                                               Chief Financial Officer)