Form 10-Q
period 2002-06-30
CHROMCRAFT REVINGTON INC
filed 2002-08-12
CIK 884130

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 29, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                 to
                                   ---------------    ---------------


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

     Common Stock, $.01 par value -- 6,030,790 shares as of August 12, 2002

--------------------------------------------------------------------------------

                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I.   Financial Information

     Item 1.  Financial Statements (unaudited)

              Condensed Consolidated Statements of Earnings (Loss) -
              Three and Six Months Ended June 29, 2002 and June 30, 2001.  3

              Condensed Consolidated Balance Sheets - June 29, 2002,
              June 30, 2001 and December 31, 2001........................  4

              Condensed Consolidated Statement of Stockholders' Equity for
              the Six Months Ended June 29, 2002.........................  5

              Condensed Consolidated Statements of Cash Flows - Six
              Months Ended June 29, 2002 and June 30, 2001...............  6

              Notes to Condensed Consolidated Financial Statements.......  7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................ 11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk. 14

PART II.  Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders........ 14

     Item 6.  Exhibits and Reports on Form 8-K........................... 15

Signatures............................................................... 15

                                     PART I

Item 1.  Financial Statements

        Condensed Consolidated Statements of Earnings (Loss) (unaudited)
                           Chromcraft Revington, Inc.
                      (In thousands, except per share data)

                                                    Three Months Ended           Six Months Ended
                                                  -----------------------     ------------------------
                                                   June 29,      June 30,      June 29,       June 30,
                                                    2002          2001          2002           2001
                                                  ---------     ---------     ---------      ---------
Sales                                             $  54,660     $  53,893     $ 115,474      $ 119,687

Cost of sales                                        42,848        42,525        90,170         93,625
                                                  ---------     ---------     ---------      ---------

Gross margin                                         11,812        11,368        25,304         26,062

Selling, general and administrative expenses          7,772         7,097        15,768         15,757
                                                  ---------     ---------     ---------      ---------

Operating income                                      4,040         4,271         9,536         10,305

Interest expense                                        542           194           669            504
                                                  ---------     ---------     ---------      ---------

Earnings before income taxes and cumulative
   effect of a change in accounting principle         3,498         4,077         8,867          9,801

Income tax expense                                    1,329         1,591         3,369          3,823
                                                  ---------     ---------     ---------      ---------

Earnings before cumulative effect of a
   change in accounting principle                     2,169         2,486         5,498          5,978

Cumulative effect of a change in accounting
   principle (net of tax benefit)                        --            --       (26,727)            --
                                                  ---------     ---------     ---------      ---------

Net earnings (loss)                               $   2,169     $   2,486     $ (21,229)     $   5,978
                                                  =========     =========     =========      =========

Earnings per share of common stock
   before cumulative effect of a change
   in accounting principle
       Basic                                      $     .54     $     .26     $     .87      $     .62
       Diluted                                    $     .52     $     .26     $     .86      $     .62

Earnings (loss) per share of common
   stock after cumulative effect of a
   change in accounting principle
       Basic                                      $     .54     $     .26     $   (3.37)     $     .62
       Diluted                                    $     .52     $     .26     $   (3.37)     $     .62

Shares used in computing earnings per share
       Basic                                          4,031         9,573         6,299          9,573
       Diluted                                        4,178         9,695         6,407          9,700

See accompanying notes to condensed consolidated financial statements.

                Condensed Consolidated Balance Sheets (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                   June 29,     June 30,    December 31,
                                                     2002         2001          2001
                                                   --------     --------    ------------
    Assets

Cash and cash equivalents                          $     --     $     --     $  8,207
Accounts receivable                                  24,444       25,663       21,025
Inventories                                          43,909       52,082       43,595
Other assets                                          5,673        4,244        5,112
                                                   --------     --------     --------

    Current assets                                   74,026       81,989       77,939

Property, plant and equipment, net                   40,428       43,452       42,107
Goodwill                                                 --       28,832       28,180
Other long-term assets                                1,772          485          842
                                                   --------     --------     --------

    Total assets                                   $116,226     $154,758     $149,068
                                                   ========     ========     ========


    Liabilities and Stockholders' Equity

Accounts payable                                   $  8,337     $  5,740     $  5,600
Accrued liabilities                                  13,881       12,463       12,068
Current portion of bank debt                          5,000           --           --
                                                   --------     --------     --------

    Current liabilities                              27,218       18,203       17,668

Bank debt                                            38,900        9,400           --
Other long-term liabilities                          10,182       10,932       10,656
                                                   --------     --------     --------

    Total liabilities                                76,300       38,535       28,324

Stockholders' equity                                 39,926      116,223      120,744
                                                   --------     --------     --------

    Total liabilities and stockholders' equity     $116,226     $154,758     $149,068
                                                   ========     ========     ========

See accompanying notes to condensed consolidated financial statements.

      Condensed Consolidated Statement of Stockholders' Equity (unaudited)
                           Chromcraft Revington, Inc.
                        (In thousands, except share data)

                                                Capital in     Unearned       Unearned                                     Total
                                    Common       Excess of       ESOP       Stock Option    Retained      Treasury     Stockholders'
                                     Stock       Par Value      Shares      Compensation    Earnings        Stock         Equity
                                 -------------------------------------------------------------------------------------------------
Balance at January 1, 2002       $      112     $   11,908    $     -       $     -       $  126,844     $  (18,120)   $  120,744

Repurchase and cancellation
   of common stock
   (3,695,418 shares)                   (37)          -             -             -          (40,545)          -          (40,582)
ESOP stock purchase
   (2,000,000 shares)                  -              -          (20,000)         -             -              -          (20,000)
Exercise of stock options
   (89,080 shares)                        1            654          -             -             -              -              655
ESOP compensation expense              -                83           197          -             -              -              280
Unearned stock option
   compensation                        -               754          -             (754)         -              -             -
Stock option compensation
   expense                             -              -             -               58          -              -               58
Net loss                               -              -             -             -          (21,229)          -          (21,229)
                                 -----------    -----------   -----------   -----------   -----------    -----------   -----------

Balance at June 29, 2002         $       76     $   13,399    $  (19,803)   $     (696)   $   65,070     $  (18,120)   $   39,926
                                 ===========    ===========   ===========   ===========   ===========    ===========   ===========

See accompanying notes to condensed consolidated financial statements.

           Condensed Consolidated Statements of Cash Flows (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                                      Six Months Ended
                                                                   -----------------------
                                                                   June 29,       June 30,
                                                                     2002           2001
                                                                   --------       --------
Operating Activities
   Net earnings (loss)                                             $(21,229)      $  5,978
     Adjustments to reconcile net earnings (loss) to net cash
       provided by operating activities
         Depreciation and amortization                                2,443          3,036
         Loss on disposal of property, plant and equipment              100             --
         Deferred income taxes                                         (180)           139
         Non-cash goodwill impairment loss                           26,727             --
         Non-cash ESOP expense                                          280             --
         Stock option compensation expense                               58             --
         Changes in assets and liabilities
           Accounts receivable                                       (3,419)          (111)
           Inventories                                                 (314)         3,297
           Accounts payable and accrued liabilities                   4,564         (1,965)
           Other                                                       (346)            74
                                                                   --------       --------

   Cash provided by operating activities                              8,684         10,448
                                                                   --------       --------

Investing Activities
   Capital expenditures                                                (983)        (1,099)
   Proceeds on disposal of property, plant and equipment                119             10
                                                                   --------       --------

   Cash used by investing activities                                   (864)        (1,089)
                                                                   --------       --------

Financing Activities
   Net borrowing (repayment) under bank debt                         43,900         (9,800)
   Purchase of common stock by ESOP                                 (20,000)            --
   Stock repurchase and related costs                               (40,582)            --
   Proceeds from exercise of stock options                              655             --
                                                                   --------       --------

   Cash used by financing activities                                (16,027)        (9,800)
                                                                   --------       --------

Decrease in cash and cash equivalents                                (8,207)          (441)

Cash and cash equivalents at beginning of period                      8,207            441
                                                                   --------       --------

Cash and cash equivalents at end of period                         $     --       $     --
                                                                   ========       ========

See accompanying notes to condensed consolidated financial statements.

        Notes to Condensed Consolidated Financial Statements (unaudited)
                           Chromcraft Revington, Inc.
                                  June 29, 2002


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 29, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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


Note 2.  Goodwill Impairment Loss

Chromcraft Revington adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142") effective January 1, 2002 and recorded a non-cash transition charge of $26,727,000 (net of tax benefit), or $4.24 loss per share for the six months ended June 29, 2002, for impairment of goodwill. The charge was recorded as a cumulative effect of a change in accounting principle.

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

The following table presents earnings before the cumulative effect of a change in accounting principle for the three and six months ended June 29, 2002 as compared to the prior year periods, after adjustment for goodwill amortization.

                                                      (in thousands, except per share amounts)
                                             ---------------------------------------------------------
                                                 Three Months Ended              Six Months Ended
                                             ---------------------------------------------------------
                                              June 29,        June 30,        June 29,        June 30,
                                                2002            2001            2002            2001
                                             ---------       ---------       ---------       ---------
Earnings before cumulative effect of a
   change in accounting principle
     As reported                             $   2,169       $   2,486       $   5,498       $   5,978
     Goodwill amortization
        (net of tax benefit)                        --             290              --             578
                                             ---------       ---------       ---------       ---------
     Adjusted                                $   2,169       $   2,776       $   5,498       $   6,556
                                             =========       =========       =========       =========

Basic earnings per share before
   cumulative effect of a change
   in accounting principle
     As reported                             $     .54       $     .26       $     .87       $     .62
     Goodwill amortization
        (net of tax benefit)                        --             .03              --             .06
                                             ---------       ---------       ---------       ---------
     Adjusted                                $     .54       $     .29       $     .87       $     .68
                                             =========       =========       =========       =========

Diluted earnings per share before
   cumulative effect of a change in
   accounting principle
     As reported                             $     .52       $     .26       $     .86       $     .62
     Goodwill amortization
        (net of tax benefit)                        --             .03              --             .06
                                             ---------       ---------       ---------       ---------
     Adjusted                                $     .52       $     .29       $     .86       $     .68
                                             =========       =========       =========       =========

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


Note 4.  Bank Debt

On March 12, 2002, Chromcraft Revington entered into a $75,000,000 bank credit agreement (the "Credit Facility") with a group of banks. The Credit Facility provides for a $25,000,000 term loan and a $50,000,000 revolving credit line. The term loan has a five-year term and is payable in quarterly installments of $1,250,000. The revolving credit line expires on March 13, 2007. The interest rate under the Credit Facility is determined at the time of borrowing at either the prime rate or LIBOR plus a spread based on a leverage ratio. At June 29, 2002, the Company had approximately $26,000,000 in unused availability under the revolving credit line portion of the Credit Facility. The weighted average interest rate on borrowings outstanding as of June 29, 2002 was 3.6%. The Credit Facility requires compliance with certain financial loan covenants related to net worth, fixed charge coverage and debt leverage. The Company has granted a security interest in all of its assets to the banks under the Credit Facility. The Company also has pledged to the banks the shares of common stock owned by the ESOP Trust and pledged by the ESOP Trust to the Company.

Long-term bank debt consisted of the following at June 29, 2002:

                                                           (In thousands)
                                                           --------------
Term loan                                                   $     25,000
Revolving credit line                                             18,900
                                                            ------------
                                                                  43,900
Less current portion of term loan                                  5,000
                                                            ------------
                                                            $     38,900
                                                            ============

Note 5.  Employee Stock Ownership Plan

Chromcraft Revington sponsors a leveraged employee stock ownership plan that covers substantially all employees who have completed six months of service. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust's repayment of its loan to the Company. Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP Stock Transaction. The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum. The shares of common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company's loan to the ESOP Trust. As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of debt service paid in the year. Chromcraft Revington accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, unearned ESOP shares are reported as a reduction of stockholders' equity as reflected in the Condensed Consolidated Statement of Stockholders' Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.

ESOP compensation expense for the three and six months ended June 29, 2002 was $242,000 and $280,000, respectively. The ESOP shares as of June 29, 2002 were as follows:

                                                           (In thousands)
                                                           --------------
Allocated shares                                                      --
Committed to be released shares                                       20
Unearned ESOP shares                                               1,980
                                                            ------------
Total ESOP shares                                                  2,000
                                                            ============

Unearned ESOP shares                                        $     19,803
                                                            ============
Fair value of unearned ESOP shares at June 29, 2002         $     27,030
                                                            ============


Note 6.  Earnings per Share of Common Stock

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 147,000 and 108,000 for the three and six months ended June 29, 2002, respectively, and 122,000 and 127,000 for the three and six months ended
June 30, 2001, respectively.

Certain stock options to purchase shares of common stock were outstanding during the second quarter and first six months of 2002 and 2001, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods and, therefore, their effect would be antidilutive. Options excluded from the computation of diluted earnings per share and their weighted average exercise prices were as follows:

                                   2002                           2001
                         ------------------------      ------------------------
                                          Average                       Average
                                         Exercise                      Exercise
                           Shares          Price         Shares          Price
                         ----------      --------      ----------      --------
Second quarter               88,538        $17.88         376,060        $13.48
First six months            173,060        $15.74         376,060        $13.48


Note 7.  Inventories

The components of inventories consisted of the following:

                                            (In thousands)
                           -------------------------------------------------
                              June 29,          June 30,       December 31,
                                2002              2001             2001
                           --------------    -------------     -------------

Raw materials              $      12,326     $     15,931      $     13,334
Work in process                    7,197            8,805             8,194
Finished goods                    26,620           29,820            24,110
                           --------------    -------------     -------------
Inventories at FIFO cost          46,143           54,556            45,638
LIFO reserve                      (2,234)          (2,474)           (2,043)
                           --------------    -------------     -------------
                           $      43,909     $     52,082      $     43,595
                           ==============    =============     =============

Note 8.  Accrued Liabilities

Accrued liabilities consisted of the following:

                                                    (In thousands)
                                          --------------------------------------
                                          June 29,      June 30,    December 31,
                                            2002          2001          2001
                                          --------      --------    ------------
Employee benefit and incentive plans       $ 3,737       $ 1,985      $ 2,704
Salaries, wages and commissions              1,465         1,513        1,379
Vacation and holiday pay                     1,123         1,223        1,005
Workers' compensation plans                  1,460           994        1,203
Other accrued liabilities                    6,096         6,748        5,777
                                           -------       -------      -------
                                           $13,881       $12,463      $12,068
                                           =======       =======      =======


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

The following table sets forth the Condensed Consolidated Statements of Earnings
(Loss) of Chromcraft Revington for the three and six months ended June 29, 2002 and June 30, 2001 expressed as a percentage of sales.

                                            Three Months Ended           Six Months Ended
                                         ------------------------    ------------------------
                                          June 29,      June 30,      June 29,      June 30,
                                            2002          2001          2002          2001
                                         ----------    ----------    ----------    ----------
Sales                                        100.0 %       100.0 %       100.0 %       100.0 %
Cost of sales                                 78.4          78.9          78.1          78.2
                                         ----------    ----------    ----------    ----------
Gross margin                                  21.6          21.1          21.9          21.8
Selling, general and
   administrative expenses                    14.2          13.2          13.6          13.2
                                         ----------    ----------    ----------    ----------
Operating income                               7.4           7.9           8.3           8.6
Interest expense                               1.0            .3            .6            .4
                                         ----------    ----------    ----------    ----------
Earnings before income taxes and
   cumulative effect of a change in
   accounting principle                        6.4           7.6           7.7           8.2
Income tax expense                             2.4           3.0           2.9           3.2
                                         ----------    ----------    ----------    ----------
Earnings before cumulative effect
   of a change in accounting principle         4.0           4.6           4.8           5.0
Cumulative effect of a change in
   accounting principle                       -             -            (23.1)         -
                                         ----------    ----------    ----------    ----------
Net earnings (loss)                            4.0 %         4.6 %       (18.3)%         5.0 %
                                         ==========    ==========    ==========    ==========

Three and Six Months Ended June 29, 2002 Compared to Three and
Six Months Ended June 30, 2001
--------------------------------------------------------------

Consolidated sales for the three months ended June 29, 2002 were $54,660,000, a 1.4% increase over sales of $53,893,000 for the three months ended June 30, 2001. For the first six months of 2002, consolidated sales were $115,474,000, a 3.5% decrease from sales of $119,687,000 for the same period last year. The consolidated sales increase for the second quarter was primarily due to higher shipments of dining room, bedroom and occasional furniture. The sales increase was partially offset by lower shipments of commercial and upholstered furniture. The consolidated sales decrease for the six month period was primarily due to lower shipments of commercial furniture resulting from the downturn in the office furniture industry. The consolidated sales order backlog of $18.5 million at June 29, 2002 was slightly lower as compared to June 30, 2001. In general, selling prices for the first six months of 2002 were at approximately the same level as compared to the prior year period.

Gross margin as a percentage of sales was 21.6% and 21.9% for the three and six month periods ended June 29, 2002, respectively as compared to 21.1% and 21.8% for the three and six month periods ended June 30, 2001. The increase in gross margin was due, in part, to an improved product sales mix.

Selling, general and administrative expenses as a percentage of sales were 14.2% and 13.6% for the three and six months ended June 29, 2002, respectively as compared to 13.2% for the three and six month periods ended June 30, 2001. The increase for the second quarter and six month period ended June 29, 2002 was primarily due to higher compensation-related expenses.

Interest expense for the three and six months ended June 29, 2002 was $542,000 and $669,000, respectively, as compared to $194,000 and $504,000 for the three and six months ended June 30, 2001, respectively. The increase in interest expense for 2002 was due to higher average bank borrowings during the period resulting from the Transaction.

Chromcraft Revington's effective income tax rate was 38% for the three and six month periods ended June 29, 2002 as compared to 39.0% for the three and six month periods ended June 30, 2001. The decrease in the effective tax rate for 2002 was primarily due to the elimination of non-tax deductible goodwill amortization expense upon implementation of Statement 142.

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

Liquidity and Capital Resources
-------------------------------

Operating activities provided $8,684,000 of cash during the six months ended June 29, 2002, a decrease of $1,764,000 from the amount provided during the first half of 2001. The decrease in cash flow from operating activities in 2002 was primarily due to lower cash earnings and an increase in working capital investment.

Investing activities used $983,000 of cash for capital expenditures during the first six months of 2002 as compared to $1,099,000 during the same period last year. Chromcraft Revington expects capital expenditures in 2002 to be less than $2,500,000.

Financing activities used $16,027,000 of cash during the six months ended June 29, 2002 as compared to $9,800,000 of cash used for the prior year period. On March 15, 2002, Chromcraft Revington and the Chromcraft Revington Employee Stock Ownership Trust (the "ESOP Trust"), which forms a part of the Chromcraft Revington Employee Stock Ownership Plan (the "ESOP"), completed the purchase of 5,695,418 shares of common stock of Chromcraft Revington, comprising approximately 59% of Chromcraft Revington's issued and outstanding shares of common stock on such date, from Court Square Capital Limited ("Court Square"), an affiliate of Citigroup Inc. With respect to the shares of common stock purchased from Court Square, 3,695,418 shares were repurchased by Chromcraft Revington (the "Company Stock Transaction") and 2,000,000 shares were purchased by the ESOP Trust (the "ESOP Stock Transaction" and together with the Company Stock Transaction being referred to herein as the "Transaction"). Chromcraft Revington and the ESOP Trust each paid $10 per share for the shares acquired from Court Square for a total purchase price of $56,954,180. In addition, Chromcraft Revington paid Court Square and its designee an aggregate transaction fee of $2,800,000. The funds required to pay the total consideration and certain related expenses of the Transaction were obtained using available cash and borrowings of approximately $45,000,000 under Chromcraft Revington's new $75,000,000 secured bank credit agreement. Of the debt incurred, $25,000,000 was borrowed under a 5-year term loan and approximately $20,000,000 was borrowed under Chromcraft Revington's $50,000,000 revolving line of credit facility. The term loan is payable in quarterly installments of $1,250,000. The revolving line of credit expires on March 13, 2007. Interest rates under the agreement are determined at the time of borrowing at either the prime rate or LIBOR plus a spread based on a leverage ratio. The weighted average interest rate on borrowings outstanding as of June 29, 2002 was 3.6%. Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP Stock Transaction. The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum.

As a result of the Transaction, Chromcraft Revington's bank debt and interest expense are higher in 2002 as compared to 2001 and there are fewer shares of Chromcraft Revington's common stock outstanding. The lower number of common shares outstanding as compared to last year is expected to favorably impact earnings per share in 2002. At June 29, 2002, Chromcraft Revington had unused capacity under its bank revolving line of credit of approximately $26,000,000.

Third Quarter 2002 Outlook
--------------------------

Chromcraft Revington expects that third quarter earnings per share, on a diluted basis, will be between $.45 and $.50, as compared to $.24 for the prior year period. For the full year 2002, the Company expects diluted earnings per share, before the cumulative effect of a change in accounting principle, to be in the $1.75 to $1.85 range as compared to $1.09 reported for 2001.

Recently Issued Accounting Standards
------------------------------------

The Financial Accounting Standards Board recently issued Statement No. 143, Accounting for Asset Retirement Obligations that establishes accounting standards for the recognition and measurement of obligations associated with the retirement of tangible assets. The effective date of Statement No. 143 is January 1, 2003. Chromcraft Revington does not expect the adoption of this Statement to have a significant effect on its results of operations or its financial position.

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


                                     Part II

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     (a) Chromcraft Revington held its annual meeting of stockholders on June 5, 2002.

     (b)  All director nominees were elected.

     (c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

           Proposals and Vote Tabulations

                                                                    Votes Cast
                                                               --------------------
           Management Proposals                                   For       Against    Abstain
                                                               ---------    -------    -------
                Approval of the Amended and Restated
                Chromcraft Revington Short Term Executive
                Incentive Plan                                 4,632,896     27,891    293,900

                Approval of the Amended and Restated
                Chromcraft Revington Long Term Executive
                Incentive Plan                                 4,631,496     30,291    292,900

                Approval of the Chromcraft Revington
                Directors' Stock Option Plan                   4,574,193     86,594    293,900

           Election of Directors
                                                    Votes              Votes
                          Directors                  For             Withheld
                  ------------------------      -------------      ------------

                  Stephen D. Healy                4,941,087            13,600
                  David L. Kolb                   4,941,087            13,600
                  Larry P. Kunz                   4,941,087            13,600
                  Theodore L. Mullett             4,940,687            14,000
                  Michael E. Thomas               4,941,087            13,600
                  Warren G. Wintrub               4,941,087            13,600

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)   Exhibits

           10.52 Chromcraft Revington Short Term Executive Incentive Plan, (as amended and restated effective January 1, 2002), filed as Appendix A to definitive proxy statement dated April 30, 2002, is incorporated herein by reference.

           10.56 Chromcraft Revington Long Term Executive Incentive Plan, (as amended and restated effective January 1, 2002), filed as Appendix B to definitive proxy statement dated April 30, 2002, is incorporated herein by reference.

     (b)   Reports on Form 8-K

           No reports on Form 8-K were filed during the three months ended June 29, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Chromcraft Revington, Inc.
                                      ------------------------------------------
                                      (Registrant)


Date:  August 12, 2002                By: /s/ Frank T. Kane
       ---------------                    --------------------------------------
                                          Frank T. Kane
                                          Vice President - Finance
                                          (Duly Authorized Officer and Principal
                                          Accounting and Financial Officer)