Form 10-Q
period 2002-09-28
CHROMCRAFT REVINGTON INC
filed 2002-10-28
CIK 884130

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    --------------


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

     Common Stock, $.01 par value -- 6,030,790 shares as of October 25, 2002

--------------------------------------------------------------------------------

                                      INDEX

                                                                                               Page Number
                                                                                               -----------
PART I.  Financial Information

     Item 1.  Financial Statements (unaudited)

                Condensed Consolidated Statements of Earnings (Loss) - Three and Nine
                Months Ended September 28, 2002 and September 29, 2001...........................    3

                Condensed Consolidated Balance Sheets - September 28, 2002,
                September 29, 2001 and December 31, 2001.........................................    4

                Condensed Consolidated Statement of Stockholders' Equity - Nine
                Months Ended September 28, 2002..................................................    5

                Condensed Consolidated Statements of Cash Flows - Nine
                Months Ended September 28, 2002 and September 29, 2001...........................    6

                Notes to Condensed Consolidated Financial Statements.............................    7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................................   11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................   14

     Item 4.  Controls and Procedures............................................................   14

PART II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K...................................................   15

Signatures.......................................................................................   15

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act.................................   16

                                     PART I

Item 1.  Financial Statements
-----------------------------

        Condensed Consolidated Statements of Earnings (Loss) (unaudited)
                           Chromcraft Revington, Inc.
                      (In thousands, except per share data)

                                                   Three Months Ended        Nine Months Ended
                                                 ----------------------    -----------------------
                                                 Sept. 28,    Sept. 29,    Sept. 28,     Sept. 29,
                                                   2002         2001         2002          2001
                                                 ---------    ---------    ---------     ---------
Sales                                            $  49,676    $  55,046    $ 165,150     $ 174,733

Cost of sales                                       38,416       43,882      128,586       137,507
                                                 ---------    ---------    ---------     ---------

Gross margin                                        11,260       11,164       36,564        37,226

Selling, general and administrative expenses         7,141        7,212       22,909        22,969
                                                 ---------    ---------    ---------     ---------

Operating income                                     4,119        3,952       13,655        14,257

Interest expense                                       525          127        1,194           631
                                                 ---------    ---------    ---------     ---------

Earnings before income taxes and cumulative
   effect of a change in accounting principle        3,594        3,825       12,461        13,626

Income tax expense                                   1,366        1,491        4,735         5,314
                                                 ---------    ---------    ---------     ---------

Earnings before cumulative effect of a
   change in accounting principle                    2,228        2,334        7,726         8,312

Cumulative effect of a change in accounting
   principle (net of tax benefit)                       --           --      (26,727)           --
                                                 ---------    ---------    ---------     ---------

Net earnings (loss)                              $   2,228    $   2,334    $ (19,001)    $   8,312
                                                 =========    =========    =========     =========

Earnings per share of common stock
   before cumulative effect of a change
   in accounting principle
       Basic                                     $     .55    $     .24    $    1.39     $     .87
       Diluted                                   $     .53    $     .24    $    1.37     $     .86

Earnings (loss) per share of common
   stock after cumulative effect of a
   change in accounting principle
       Basic                                     $     .55    $     .24    $   (3.43)    $     .87
       Diluted                                   $     .53    $     .24    $   (3.43)    $     .86

Shares used in computing earnings per share
       Basic                                         4,059        9,573        5,547         9,573
       Diluted                                       4,167        9,674        5,655         9,691

See accompanying notes to condensed consolidated financial statements.

                Condensed Consolidated Balance Sheets (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                  Sept. 28,   Sept. 29,   Dec. 31,
                                                    2002        2001        2001
                                                  ---------   ---------   ---------
    Assets

Cash and cash equivalents                         $     --    $     --    $  8,207
Accounts receivable                                 24,030      27,291      21,025
Inventories                                         43,745      47,691      43,595
Other assets                                         5,308       3,336       5,112
                                                  --------    --------    --------

    Current assets                                  73,083      78,318      77,939

Property, plant and equipment, net                  39,586      42,705      42,107
Goodwill                                                --      28,506      28,180
Other long-term assets                               2,022         597         842
                                                  --------    --------    --------

    Total assets                                  $114,691    $150,126    $149,068
                                                  ========    ========    ========


    Liabilities and Stockholders' Equity

Accounts payable                                  $  6,457    $  6,669    $  5,600
Accrued liabilities                                 15,927      14,342      12,068
Current portion of bank debt                         5,000          --          --
                                                  --------    --------    --------

    Current liabilities                             27,384      21,011      17,668

Bank debt                                           35,050          --          --
Other long-term liabilities                          9,861      10,558      10,656
                                                  --------    --------    --------

    Total liabilities                               72,295      31,569      28,324

Stockholders' equity                                42,396     118,557     120,744
                                                  --------    --------    --------

    Total liabilities and stockholders' equity    $114,691    $150,126    $149,068
                                                  ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

      Condensed Consolidated Statement of Stockholders' Equity (unaudited)
                           Chromcraft Revington, Inc.
                        (In thousands, except share data)


                                                Capital in     Unearned       Unearned                                     Total
                                    Common       Excess of       ESOP       Stock Option    Retained      Treasury     Stockholders'
                                     Stock       Par Value      Shares      Compensation    Earnings        Stock         Equity
                                 -------------------------------------------------------------------------------------------------
Balance at January 1, 2002       $      112     $   11,908    $     -       $     -       $  126,844     $  (18,120)   $  120,744

Repurchase and cancellation
   of common stock
   (3,695,418 shares)                   (37)          -             -             -          (40,576)          -          (40,613)
ESOP stock purchase
   (2,000,000 shares)                  -              -          (20,000)         -             -              -          (20,000)
Exercise of stock options
   (89,080 shares)                        1            654          -             -             -              -              655
ESOP compensation expense              -               140           364          -             -              -              504
Unearned stock option
   compensation                        -               754          -             (754)         -              -             -
Stock option compensation
   expense                             -              -             -              107          -              -              107
Net loss                               -              -             -             -          (19,001)          -          (19,001)
                                 -----------    -----------   -----------   -----------   -----------    -----------   -----------

Balance at September 28, 2002    $       76     $   13,456    $  (19,636)   $     (647)   $   67,267     $  (18,120)   $   42,396
                                 ===========    ===========   ===========   ===========   ===========    ===========   ===========

See accompanying notes to condensed consolidated financial statements.

           Condensed Consolidated Statements of Cash Flows (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                                            Nine Months Ended
                                                                          ----------------------
                                                                          Sept. 28,    Sept. 29,
                                                                            2002         2001
                                                                          ---------    ---------
Operating Activities
   Net earnings (loss)                                                    $(19,001)    $  8,312
     Adjustments to reconcile net earnings (loss) to net cash
       provided by operating activities
         Depreciation and amortization                                       3,621        4,514
         Loss on disposal of property, plant and equipment                      97           --
         Deferred income taxes                                                 525          443
         Non-cash goodwill impairment loss                                  26,727           --
         Non-cash ESOP expense                                                 504           --
         Stock option compensation expense                                     107           --
         Changes in assets and liabilities
           Accounts receivable                                              (3,005)      (1,739)
           Inventories                                                        (150)       7,688
           Accounts payable and accrued liabilities                          4,165        1,000
           Other                                                              (692)          35
                                                                          --------     --------

   Cash provided by operating activities                                    12,898       20,253
                                                                          --------     --------

Investing Activities
   Capital expenditures                                                     (1,321)      (1,509)
   Proceeds from disposal of property, plant and equipment                     124           15
                                                                          --------     --------

   Cash used by investing activities                                        (1,197)      (1,494)
                                                                          --------     --------

Financing Activities
   Net borrowing (repayment) under revolving line of credit agreements      16,300      (19,200)
   Proceeds from bank term loan                                             25,000           --
   Principal payments on bank term loan                                     (1,250)          --
   Purchase of common stock by ESOP                                        (20,000)          --
   Stock repurchase and related costs                                      (40,613)          --
   Proceeds from exercise of stock options                                     655           --
                                                                          --------     --------

   Cash used by financing activities                                       (19,908)     (19,200)
                                                                          --------     --------

Decrease in cash and cash equivalents                                       (8,207)        (441)

Cash and cash equivalents at beginning of period                             8,207          441
                                                                          --------     --------

Cash and cash equivalents at end of period                                $     --     $     --
                                                                          ========     ========

See accompanying notes to condensed consolidated financial statements.

        Notes to Condensed Consolidated Financial Statements (unaudited)
                           Chromcraft Revington, Inc.
                               September 28, 2002


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 28, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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


Note 2.  Goodwill Impairment Loss

Chromcraft Revington adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142") effective January 1, 2002 and recorded a non-cash transition charge of $26,727,000 (net of tax benefit), or $4.82 loss per share, for the nine months ended September 28, 2002, for impairment of goodwill. The charge was recorded as a cumulative effect of a change in accounting principle.

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

The following table presents earnings before the cumulative effect of a change in accounting principle for the three and nine months ended September 28, 2002 as compared to the prior year periods, after adjustment for goodwill amortization.

                                                  (in thousands, except per share amounts)
                                           ----------------------------------------------------
                                             Three Months Ended           Nine Months Ended
                                           ----------------------------------------------------
                                           Sept. 28,     Sept. 29,     Sept. 28,     Sept. 29,
                                             2002          2001          2002          2001
                                           ---------     ---------     ---------     ---------
Earnings before cumulative effect of a
   change in accounting principle
     As reported                           $   2,228     $   2,334     $   7,726     $   8,312
     Goodwill amortization
        (net of tax benefit)                      --           288            --           866
                                           ---------     ---------     ---------     ---------
     Adjusted                              $   2,228     $   2,622     $   7,726     $   9,178
                                           =========     =========     =========     =========

Basic earnings per share before
   cumulative effect of a change
   in accounting principle
     As reported                           $     .55     $     .24     $    1.39     $     .87
     Goodwill amortization
        (net of tax benefit)                      --           .03            --           .09
                                           ---------     ---------     ---------     ---------
     Adjusted                              $     .55     $     .27     $    1.39     $     .96
                                           =========     =========     =========     =========

Diluted earnings per share before
   cumulative effect of a change in
   accounting principle
     As reported                           $     .53     $     .24     $    1.37     $     .86
     Goodwill amortization
        (net of tax benefit)                      --           .03            --           .09
                                           ---------     ---------     ---------     ---------
     Adjusted                              $     .53     $     .27     $    1.37     $     .95
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


Note 4.  Bank Debt

On March 12, 2002, Chromcraft Revington entered into a $75,000,000 bank credit agreement (the "Credit Facility") with a group of banks. The Credit Facility provided for a $25,000,000 term loan and a $50,000,000 revolving credit line. The term loan has a five-year term and is payable in quarterly installments of $1,250,000. The revolving credit line expires on March 13, 2007. The interest rate under the Credit Facility is determined at the time of borrowing at either the prime rate or LIBOR plus a spread based on a leverage ratio. At September 28, 2002, the Company had approximately $30,300,000 in unused availability under the revolving credit line portion of the Credit Facility. The weighted average interest rate on borrowings outstanding as of September 28, 2002 was 3.58%. The Credit Facility requires compliance with certain financial loan covenants related to net worth, fixed charge coverage and debt leverage. The Company has granted a security interest in all of its assets to the banks under the Credit Facility. The Company also has pledged to the banks the shares of common stock owned by the ESOP Trust and pledged by the ESOP Trust to the Company.

Long-term bank debt consisted of the following at September 28, 2002:

                                                            (In thousands)
                                                            --------------
Term loan                                                    $     23,750
Revolving credit line                                              16,300
                                                             ------------
                                                                   40,050
Less current portion of term loan                                   5,000
                                                             ------------
                                                             $     35,050
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

ESOP compensation expense, a non-cash charge, for the three and nine months ended September 28, 2002 was $224,000 and $504,000, respectively. The ESOP shares as of September 28, 2002 were as follows:

                                                             (In thousands)
                                                             --------------
Allocated shares                                                        -
Committed to be released shares                                        36
Unearned ESOP shares                                                1,964
                                                              -----------
Total ESOP shares                                                   2,000
                                                              ===========

Unearned ESOP shares, at cost                                 $    19,636
                                                              ===========
Fair value of unearned ESOP shares at September 28, 2002      $    25,998
                                                              ===========


Note 6.  Earnings per Share of Common Stock

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 108,000 and 108,000 for the three and nine months ended September 28, 2002, respectively, and 101,000 and 118,000 for the three and nine months ended September 29, 2001, respectively.

Certain stock options to purchase shares of common stock were outstanding during the third quarter and first nine months of 2002 and 2001, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods and, therefore, their effect would be antidilutive. Options excluded from the computation of diluted earnings per share and their weighted average exercise prices were as follows:


                                2002                      2001
                       ----------------------     ----------------------
                                     Average                    Average
                                     Exercise                   Exercise
                       Shares         Price       Shares         Price
                       -------      ---------     -------      ---------
Third quarter          138,900      $   16.61     462,160      $   12.74
First nine months      138,900      $   16.61     376,060      $   13.48


Note 7.  Inventories

The components of inventories consisted of the following:

                                        (In thousands)
                             ------------------------------------
                             Sept. 28,     Sept. 29,     Dec. 31,
                               2002          2001          2001
                             --------      --------      --------

Raw materials                $ 13,256      $ 14,701      $ 13,334
Work in process                 7,292         8,383         8,194
Finished goods                 25,431        27,177        24,110
                             --------      --------      --------
Inventories at FIFO cost       45,979        50,261        45,638
LIFO reserve                   (2,234)       (2,570)       (2,043)
                             --------      --------      --------
                             $ 43,745      $ 47,691      $ 43,595
                             ========      ========      ========

Note 8.  Accrued Liabilities

Accrued liabilities consisted of the following:

                                                   (In thousands)
                                         ----------------------------------
                                         Sept. 28,    Sept. 29,    Dec. 31,
                                           2002         2001         2001
                                         --------     --------     --------

Employee benefit and incentive plans     $  4,011     $  2,391     $  2,704
Salaries, wages and commissions             1,650        1,688        1,379
Vacation and holiday pay                    1,343        1,411        1,005
Workers' compensation plans                 1,571        1,134        1,203
Other accrued liabilities                   7,352        7,718        5,777
                                         --------     --------     --------
                                         $ 15,927     $ 14,342     $ 12,068
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

The following table sets forth the Condensed Consolidated Statements of Earnings
(Loss) of Chromcraft Revington for the three and nine months ended September 28, 2002 and September 29, 2001 expressed as a percentage of sales.

                                               Three Months Ended                     Nine Months Ended
                                         --------------------------------------------------------------------
                                         Sept. 28,           Sept. 29,          Sept. 28,           Sept. 29,
                                            2002                2001               2002                2001
                                         ---------           ---------          ---------           ---------
Sales                                      100.0 %             100.0 %            100.0 %             100.0 %
Cost of sales                               77.3                79.7               77.9                78.7
                                         ---------           ---------          ---------           ---------
Gross margin                                22.7                20.3               22.1                21.3
Selling, general and
   administrative expenses                  14.4                13.1               13.9                13.1
                                         ---------           ---------          ---------           ---------
Operating income                             8.3                 7.2                8.2                 8.2
Interest expense                             1.1                  .3                 .7                  .4
                                         ---------           ---------          ---------           ---------
Earnings before income taxes and
   cumulative effect of a change in
   accounting principle                      7.2                 6.9                7.5                 7.8
Income tax expense                           2.7                 2.7                2.8                 3.0
                                         ---------           ---------          ---------           ---------
Earnings before cumulative effect
   of a change in accounting principle       4.5                 4.2                4.7                 4.8
Cumulative effect of a change in
   accounting principle                       --                  --              (16.2)                 --
                                         ---------           ---------          ---------           ---------
Net earnings (loss)                          4.5 %               4.2 %            (11.5)%               4.8 %
                                         =========           =========          =========           =========

Three and Nine Months Ended September 28, 2002 Compared to Three and Nine Months Ended September 29, 2001
--------------------------------------------------------------------

Consolidated sales for the three months ended September 28, 2002 were $49,676,000, a 9.8% decrease from sales of $55,046,000 for the three months ended September 29, 2001. For the first nine months of 2002, consolidated sales were $165,150,000, a 5.5% decrease from sales of $174,733,000 for the same period last year. Shipments of occasional, dining room, bedroom and upholstered furniture were lower for the three and nine months ended September 28, 2002 as compared to the corresponding periods of 2001. The third quarter sales decrease was primarily in bedroom furniture and entry-level-priced occasional furniture. The residential furniture sales decline was mainly due to a weak economic environment and increased import competition, primarily from the Far East. Commercial furniture sales for the third quarter were slightly higher as compared to the reduced sales level last year. Shipments of commercial furniture for the first nine months of 2002, which were impacted by a downturn in the office furniture industry, were lower as compared to the prior year period. In general, selling prices for the first nine months of 2002 were at approximately the same level as compared to the prior year period.

Gross margin as a percentage of sales was 22.7% and 22.1% for the three and nine month periods ended September 28, 2002, respectively, as compared to 20.3% and 21.3% for the three and nine month periods ended September 29, 2001, respectively. The increase in gross margin for the third quarter and nine months ended September 28, 2002 was primarily due to cost reductions and adjustments to production and employment levels in line with the slower economy.

Selling, general and administrative expenses as a percentage of sales were 14.4% and 13.9% for the three and nine months ended September 28, 2002, respectively, as compared to 13.1% for both the three and nine month periods ended September 29, 2001. The increase for the third quarter and nine month periods ended September 28, 2002 was primarily due to higher compensation-related expenses.

Interest expense for the three and nine months ended September 28, 2002 was $525,000 and $1,194,000, respectively, as compared to $127,000 and $631,000 for the three and nine months ended September 29, 2001, respectively. The increase in interest expense for 2002 was due to higher average bank borrowings during the period resulting from the Transaction (as defined below).

Chromcraft Revington's effective income tax rate was 38% for the three and nine months ended September 28, 2002 as compared to 39.0% for the three and nine months ended September 29, 2001. The decrease in the effective tax rate for 2002 was primarily due to the elimination of non-tax deductible goodwill amortization expense upon implementation of Statement 142.

The Company adopted Statement 142 effective January 1, 2002 and recorded a one time non-cash transition charge of $26,727,000 (net of tax benefit) for impairment of goodwill in the first quarter of 2002. The loss was recorded as a cumulative effect of a change in accounting principle. See Note 2 "Goodwill Impairment Loss" to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
-------------------------------

Operating activities provided $12,898,000 of cash during the nine months ended September 28, 2002, a decrease of $7,355,000 from the amount provided during the same period last year. Cash flow from operating activities for the nine months ended September 29, 2001 included $7,688,000 resulting from a decrease in inventories primarily due to a reduced operating level. Inventories during the first nine months of 2002 increased $150,000.

Investing activities used $1,197,000 of cash for net capital expenditures during the first nine months of 2002 as compared to $1,494,000 during the same period last year. Chromcraft Revington expects capital expenditures in 2002 to be less than $2,000,000.

Financing activities used $19,908,000 of cash during the nine months ended September 28, 2002 as compared to $19,200,000 of cash used for the prior year period. On March 15, 2002, Chromcraft Revington and the Chromcraft Revington Employee Stock Ownership Trust (the "ESOP Trust"), which forms a part of the Chromcraft Revington Employee Stock Ownership Plan (the "ESOP"), completed the purchase of 5,695,418 shares of common stock of Chromcraft Revington, comprising approximately 59% of Chromcraft Revington's issued and outstanding shares of common stock on such date, from Court Square Capital Limited ("Court Square"), an affiliate of Citigroup Inc. With respect to the shares of common stock purchased from Court Square, 3,695,418 shares were repurchased by Chromcraft Revington (the "Company Stock Transaction") and 2,000,000 shares were purchased by the ESOP Trust (the "ESOP Stock Transaction" and together with the Company Stock Transaction being referred to herein as the "Transaction"). Chromcraft Revington and the ESOP Trust each paid $10 per share for the shares acquired from Court Square for a total purchase price of $56,954,180. In addition, Chromcraft Revington paid Court Square and its designee an aggregate transaction fee of $2,800,000. The funds required to pay the total consideration and certain related expenses of the Transaction were obtained using available cash and borrowings of approximately $45,000,000 under Chromcraft Revington's new $75,000,000 secured bank credit agreement. Of the debt incurred, $25,000,000 was borrowed under a 5-year term loan and approximately $20,000,000 was borrowed under Chromcraft Revington's $50,000,000 revolving line of credit agreement. The term loan is payable in quarterly installments of $1,250,000. The revolving line of credit expires on March 13, 2007. Chromcraft Revington had $30,300,000 in unused availability under the revolving line of credit. Interest rates under the agreement are determined at the time of borrowing at either the prime rate or LIBOR plus a spread based on a leverage ratio. The weighted average interest rate on borrowings outstanding as of September 28, 2002 was 3.58%. Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP Stock Transaction. The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum.

As a result of the Transaction, Chromcraft Revington's bank debt and interest expense are higher in 2002 as compared to 2001 and there are fewer shares of Chromcraft Revington's common stock outstanding. The lower number of common shares outstanding as compared to last year has favorably impacted earnings per share in 2002.

Fourth Quarter 2002 Outlook
---------------------------

At September 28, 2002, sales order backlog was 11% lower as compared to the start of the fourth quarter last year. Chromcraft Revington expects that fourth quarter earnings per share, on a diluted basis, will be between $.40 and $.50, as compared to $.23 for the prior year period. For the full year 2002, the Company expects diluted earnings per share, before the cumulative effect of a change in accounting principle, to be in the $1.75 to $1.85 range as compared to $1.09 reported for 2001.

Recently Issued Accounting Standards
------------------------------------

The Financial Accounting Standards Board recently issued Statement No. 143, Accounting for Asset Retirement Obligations that establishes accounting standards for the recognition and measurement of obligations associated with the retirement of tangible assets. The effective date of Statement No. 143 is January 1, 2003. The Financial Accounting Standards Board also recently issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, that addresses financial accounting and reporting for costs associated with exit or disposal activities. The effective date of Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Chromcraft Revington does not expect the adoption of these Statements to have a significant effect on its results of operations or its financial position.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Borrowings under Chromcraft Revington's bank credit facility bear interest at a variable rate and, therefore, are subject to changes in interest rates. The Company sources certain raw materials and finished goods inventory from the Far East and Mexico. These purchases are payable in U.S. dollars and, therefore, the Company has no material foreign exchange rate risk exposure.


Item 4.  Controls and Procedures
--------------------------------

    (a) Evaluation of Disclosure Controls and Procedures. Chromcraft Revington's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of a date within (90) days prior to the filing date of this Form 10-Q, are effective.

    (b) Changes in Internal Controls. There have been no significant changes in Chromcraft Revington's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     Part II

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)   Exhibits

           None

     (b)   Reports on Form 8-K

           On August 12, 2002, Chromcraft Revington, Inc. filed with the Securities and Exchange Commission its Current Report on Form 8-K, which included the certification by the Registrant's chief executive officer and chief financial officer required pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Chromcraft Revington, Inc.
                                          -------------------------------------
                                          (Registrant)


Date:  October 28, 2002                   By: /s/ Frank T. Kane
       ----------------                       ---------------------------------
                                              Frank T. Kane
                                              Vice President - Finance
                                              (Duly Authorized Officer and
                                              Principal Accounting and
                                              Financial Officer)

                                 CERTIFICATIONS


I, Michael E. Thomas, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chromcraft Revington, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  October 28, 2002                    /s/ Michael E. Thomas
       ----------------                    -----------------------------------
                                           Michael E. Thomas
                                           Chairman, President and
                                           Chief Executive Officer

I, Frank T. Kane, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chromcraft Revington, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  October 28, 2002                    /s/ Frank T. Kane
       ----------------                    -----------------------------------
                                           Frank T. Kane, Vice President-Finance
                                           Chief Financial Officer and Secretary