Form 10-K
period 2002-12-31
CHROMCRAFT REVINGTON INC
filed 2003-03-07
CIK 884130

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

                   For the fiscal year ended December 31, 2002
                                       or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 19, 2003, there were 6,038,590 shares of the registrant's common stock ($.01 par value) outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 29, 2002 was $52.7 million.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of stockholders to be held May 1, 2003 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX

--------------------------------------------------------------------------------


                                                                     Page Number

PART I

     Item 1.  Business....................................................   2
     Item 2.  Properties..................................................   6
     Item 3.  Legal Proceedings...........................................   6
     Item 4.  Submission of Matters to a Vote of Security Holders.........   6

PART II

     Item 5.  Market for the Registrant's Common Stock and Related
              Stockholder Matters.........................................   7
     Item 6.  Selected Financial Data.....................................   8
     Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   9
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk..  13
     Item 8.  Financial Statements and Supplementary Data.................  13
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  13

PART III

     Item 10. Directors and Executive Officers of the Registrant..........  14
     Item 11. Executive Compensation......................................  14
     Item 12. Security Ownership of Certain Beneficial Owners and
              Management..................................................  14
     Item 13. Certain Relationships and Related Transactions..............  14
     Item 14. Controls and Procedures.....................................  14

PART IV

     Item 15. Exhibits, Financial Statement Schedules and Reports on
              Form 8-K....................................................  15

Signatures................................................................  19

Certifications ...........................................................  20

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

In 1992, Chromcraft Revington acquired all of the outstanding common stock of Chromcraft and Peters-Revington from Consolidated Furniture Corporation (formerly Mohasco Corporation) pursuant to merger agreements. Concurrently, Chromcraft Revington completed its initial public offering and restructured its long-term debt. Chromcraft Revington had no operations prior to 1992. Chromcraft, located in Senatobia, Mississippi, manufactures casual dining and commercial furniture. Peters-Revington, located in Delphi, Indiana, manufactures occasional and bedroom furniture. Chromcraft and Peters-Revington were both founded in 1946.

In April 1995, Chromcraft Revington acquired Silver Furniture, an importer of occasional furniture. Silver Furniture is located in Knoxville, Tennessee. In November 1996, Chromcraft Revington acquired Cochrane Furniture, a manufacturer of dining room, bedroom and upholstered furniture. Cochrane Furniture has manufacturing facilities in Lincolnton and Warrenton, North Carolina. In September 1999, Chromcraft Revington acquired Korn Industries, based in Sumter, South Carolina. Korn Industries manufactures and sells bedroom and dining room furniture through its Sumter Cabinet Company ("Sumter Cabinet") division.

On March 15, 2002, Court Square Capital Limited ("Court Square"), an affiliate of Citigroup Inc., completed its sale of 5,695,418 shares of common stock of Chromcraft Revington comprising approximately 59% of Chromcraft Revington's issued and outstanding shares of common stock on such date, to Chromcraft Revington and the Chromcraft Revington Employee Stock Ownership Trust (the "ESOP Trust"), which forms a part of the Chromcraft Revington Employee Stock Ownership Plan (the "ESOP"). With respect to the 5,695,418 shares of Chromcraft Revington's common stock sold by Court Square, 3,695,418 shares were repurchased by Chromcraft Revington (the "Company Stock Transaction") and 2,000,000 shares were purchased by the ESOP Trust (the "ESOP Stock Transaction" together with the Company Stock Transaction being referred to herein as the "Transaction"). Chromcraft Revington and the ESOP Trust each paid $10 per share for the shares acquired from Court Square for a total purchase price of $56,954,180. In addition, Chromcraft Revington paid fees and expenses of $3,575,000 in connection with the Transaction.

The funds required to pay the total consideration and certain related expenses of the Transaction were obtained using available cash and bank borrowings. Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP Stock Transaction. The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum. At December 31, 2002, the ESOP Trust held approximately 33% of the issued and outstanding shares of Chromcraft Revington's common stock.

Chromcraft Revington and its subsidiaries (collectively the "Company") have several operating segments which are aggregated into one reportable segment, in accordance with Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. No material amount of Chromcraft Revington's sales is dependent upon a single customer. Sales outside of the United States represent less than 1% of total sales.

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

Entry level-to-medium priced occasional tables and entertainment centers are imported and sold under the Silver Furniture brand name. These products are generally designed with a contemporary appeal, utilizing special finishes and unique styling. Silver Furniture tables are constructed using a variety of materials, including wood, medium-density fiber board, glass and metal. Occasional furniture is sourced mainly from factories located in the Pacific Rim. Imported furniture is purchased in U.S. dollars and, as a result, Chromcraft Revington is not subject to foreign exchange risk. Silver Furniture occasional furniture is sold primarily in the United States and Canada through company sales personnel to national and regional furniture retailers and through independent sales representatives to independent furniture retailers.

Bedroom Furniture
Solid wood bedroom furniture, primarily in oak, cherry, ash or maple, is manufactured and sold at medium price points under the Cochrane Furniture brand name and at mid-to-higher price points under the Sumter Cabinet brand name. In 2002, Peters-Revington entered the bedroom furniture category. Peters-Revington bedroom furniture is constructed of hardwoods, solids and veneers and is sold at medium price points.

Bedroom furniture includes beds, dressers, night stands, entertainment armoires and mirrors primarily in traditional styling. Bedroom furniture is sold through independent sales representatives to regional and independent furniture retail stores.

Dining Room Furniture
Casual dining furniture is manufactured and sold under the Chromcraft brand name. Casual dining furniture is designed for use in dining rooms, family rooms, recreation rooms, kitchens and apartments without formal dining areas. The product line consists primarily of coordinated dining suites in a contemporary or traditional style that include tables with laminated, wood or glass table tops, stationary and tilt-swivel chairs, pedestal chairs and barstools. Chairs are upholstered in a variety of fabrics and vinyls, while tables are manufactured from metal, wood, glass, faux marble and other materials, and come in a variety of shapes. Chromcraft competes primarily at the medium-to-higher price points in casual dining. Chromcraft's casual dining furniture is sold in the United States through company sales personnel and independent sales representatives to national, regional, independent and specialty dining retail furniture stores.

Dining room furniture, primarily in oak, cherry, ash or maple, is manufactured and sold at medium price points under the Cochrane Furniture brand name and at mid-to-higher price points under the Sumter Cabinet brand name. Dining room furniture includes a broad line of tables, armed and side chairs, buffets, china cabinets and serving pieces, mainly in traditional or country styling. Cochrane Furniture dining room tables are offered in solid wood or a high pressure laminate table top. Sumter Cabinet dining room tables feature solid wood tops, leaves, and legs. Dining room furniture is sold primarily in the United States through independent sales representatives to regional and independent furniture retail stores.

Upholstered Furniture
Upholstered sofas, chairs and ottomans are manufactured and sold under the Cochrane Furniture brand name. Upholstered furniture is styled in traditional or contemporary patterns in a wide selection of fabrics using a heat tempered coil seat construction to evenly distribute body weight. Seat cushions are made with high-density, high-resilience polyurethane foam and wrapped in polyester fiber for consistent comfort. Cochrane Furniture's upholstered furniture is sold primarily at medium price points. Upholstered furniture is sold through independent sales representatives primarily to independent furniture retail stores.

Commercial Furniture
Commercial furniture, sold under the Chromcraft brand name, includes stationary and tilt-swivel office chairs, conference and meeting room tables, and lounge-area seating products for airports and other public waiting areas. Chairs are offered in both contemporary and transitional styles and are upholstered in various grades and colors of fabric or leather. They include executive models with high backs, management models, ergonomic computer task chairs, and secretarial models with no arm rests. Products are sold through company sales personnel and independent sales representatives to office product dealers, wholesalers/distributors and various contract customers.


Manufacturing

Manufacturing operations include cutting, shaping, sanding, finishing and final assembly of wood furniture, metal fabricating, plating, powder-coat painting and chair foam production for casual dining furniture and cutting and sewing of upholstery fabric. Cochrane Furniture and Sumter Cabinet also have rough mill operations and woodworking plants which process green lumber into parts for internal use. In addition, the Company supplements its domestic manufacturing by sourcing parts and finished furniture primarily from the Pacific Rim.


Raw Materials

Major raw materials are wood, steel, fabrics, glass, medium-density fiber board, wood finishing materials, cartons, foam for cushions and paddings and mechanisms. Suppliers are selected for their ability to deliver high quality products on a timely basis and at competitive prices. Chromcraft Revington believes that supplies of raw materials are available in sufficient quantities from an adequate number of suppliers. No significant shortages of raw materials were experienced during 2002.


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


Competition

The U.S. furniture industry is highly fragmented and Chromcraft Revington encounters domestic and import competition in the sale of all its products. Recently, low-cost foreign competitors, primarily from China, have significantly increased shipments into the United States. Many of Chromcraft Revington's competitors, some of which are larger and have greater financial resources, produce a number of products which are not competitive with Chromcraft Revington's products. In many cases, such companies do not disclose the portion of their sales attributable to products similar to those manufactured by Chromcraft Revington. It is, therefore, impractical to state with any certainty Chromcraft Revington's relative position in a particular product line. Competition in Chromcraft Revington's products is in the form of the quality of its products, service and selling prices.


Backlog

Chromcraft Revington's backlog of sales orders was approximately $16.2 million at December 31, 2002, as compared to approximately $18.7 million at December 31, 2001. Order backlog at any particular time is not necessarily indicative of the level of future shipments.


Environment

Chromcraft Revington believes it is in compliance in all material respects with all federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the environment and establish standards for the treatment of hazardous wastes.


Employees

Chromcraft Revington employs a total of approximately 1,700 people.


Additional Information

Chromcraft Revington is a reporting company and files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). Stockholders may inspect and copy these materials at the Public Reference Room maintained by the SEC at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of the site is http://www.sec.gov. Copies of the Company's annual, quarterly and current reports will be available to stockholders without charge upon request to: Investor Relations, Chromcraft Revington, Inc., 1100 North Washington Street, Delphi, IN 46923.

Item 2.  Properties
--------------------------------------------------------------------------------

The following table summarizes Chromcraft Revington's facilities as of December 31, 2002.


                   Square                         Type of         Owned/
   Location         Feet        Operations       Furniture        Leased
---------------   ---------   --------------   --------------   ----------

Delphi, IN         519,000    Manufacturing/    Occasional/       Owned
                               warehousing       bedroom

Knoxville, TN      160,000    Warehousing       Occasional        Owned

Lincolnton, NC     368,000    Manufacturing/    Dining room/      Owned
                               warehousing        bedroom

Lincolnton, NC     152,000    Manufacturing     Upholstery        Owned

Lincolnton, NC     159,000    Manufacturing/    Upholstery        Owned
                               warehousing

Senatobia, MS      560,000    Manufacturing/    Dining room/      Leased
                               warehousing       commercial      (expires 2061)

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

                               2002                           2001
                    --------------------------     --------------------------
                        High            Low           High             Low
                    -----------     ----------     -----------    -----------

First quarter       $    12.80      $   10.30      $    10.30     $     9.95
Second quarter           16.50          12.65           10.15           9.35
Third quarter            14.96          12.30            9.70           8.00
Fourth quarter           13.65          12.30           10.90           8.01


As of February 18, 2003, there were approximately 48 security holders of record of Chromcraft Revington's common stock. The Company has never paid cash dividends on shares of its common stock. Under financing agreements, Chromcraft Revington is not permitted to pay cash dividends.


Equity Compensation Plan Information

The following table provides certain information as of December 31, 2002 with respect to the Company's equity compensation plans under which equity securities of the Company are authorized for issuance.

                                      Number of securities                                       Number of securities
                                        to be issued upon                                       remaining available for
                                           exercise of                Weighted                   future issuance under
                                           outstanding        average exercise price of           equity compensation
                                        options, warrants       outstanding options,          plans (excluding securities
Plan Category                              and rights           warrants and rights         reflected in the first column)
------------------------------------  --------------------  ----------------------------  --------------------------------
Equity compensation plans
approved by security holders(1)              918,562                   $ 11.62                          288,730

Equity compensation plans not
approved by security holders(2)                 -                         -                                -

(1) Includes the Chromcraft Revington, Inc. 1992 Stock Option Plan as amended and restated effective March 15, 2002 and the Directors' Stock Option Plan of Chromcraft Revington Inc., effective January 1, 2002.

(2) The Company has no equity compensation plan that has not been authorized by its stockholders.

Item 6.  Selected Financial Data
--------------------------------------------------------------------------------

                                                              Year Ended December 31,(a)
                                               ----------------------------------------------------------
(Dollars in thousands, except per share data)    2002         2001        2000       1999(b)     1998(c)
                                               ---------    ---------   ---------   ---------   ---------
Operating Results
Sales                                          $ 214,186    $ 228,492   $ 270,555   $ 256,010   $ 247,352
Cost of sales                                    164,745      180,434     208,056     198,822     187,381
                                               ---------    ---------   ---------   ---------   ---------
Gross margin                                      49,441       48,058      62,499      57,188      59,971
Selling, general and administrative expenses      30,364       30,087      35,163      34,554      32,179
                                               ---------    ---------   ---------   ---------   ---------
Operating income                                  19,077       17,971      27,336      22,634      27,792
Interest expense                                   1,758          687       2,008         988         739
                                               ---------    ---------   ---------   ---------   ---------
Earnings before income taxes
   and accounting change                          17,319       17,284      25,328      21,646      27,053
Income tax expense                                 6,581        6,741       9,878       8,572      10,794
                                               ---------    ---------   ---------   ---------   ---------
Earnings before accounting change                 10,738       10,543      15,450      13,074      16,259
Cumulative effect of an accounting
   change (net of tax benefit)                   (26,727)          --          --          --          --
                                               ---------    ---------   ---------   ---------   ---------
Net earnings (loss)                            $ (15,989)   $  10,543   $  15,450   $  13,074   $  16,259
                                               =========    =========   =========   =========   =========

Earnings per share of common stock
   before accounting change
      Basic                                    $    2.08    $    1.10   $    1.59   $    1.25   $    1.46
                                               =========    =========   =========   =========   =========
      Diluted                                  $    2.04    $    1.09   $    1.57   $    1.22   $    1.41
                                               =========    =========   =========   =========   =========

Earnings (loss) per share of common
   stock after accounting change
      Basic                                    $   (3.09)   $    1.10   $    1.59   $    1.25   $    1.46
                                               =========    =========   =========   =========   =========
      Diluted                                  $   (3.09)   $    1.09   $    1.57   $    1.22   $    1.41
                                               =========    =========   =========   =========   =========

Shares used in computing earnings per share
   Basic                                           5,168        9,577       9,727      10,448      11,137
   Diluted                                         5,273        9,685       9,847      10,720      11,533

Financial Position (December 31,)
Cash and cash equivalents                      $      --    $   8,207   $     441   $   1,148   $      --
Working capital                                   39,141       52,064      64,210      59,615      49,825
Total assets                                     100,465      149,068     160,092     159,135     129,645
Total bank debt                                   28,050           --      19,200      26,700       5,400
Stockholders' equity                              45,770      120,744     110,245      99,770      97,117

Other Data
Depreciation and amortization                  $   4,718    $   6,109   $   5,855   $   4,947   $   4,534
Capital expenditures                               1,538        2,191       4,953       3,630       3,388

                                           ------------------------------------

(a) Certain prior year amounts have been reclassified to conform to the 2002 presentation with no effect on net earnings or retained earnings as previously reported.

(b) Korn Industries is included in Chromcraft Revington's consolidated financial results from its acquisition date of September 2, 1999.

(c) Per share data has been adjusted, where applicable, for the two-for-one common stock split distributed June 10, 1998.

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

The following table sets forth the results of operations of Chromcraft Revington for the years ended December 31, 2002, 2001 and 2000 expressed as a percentage of sales.

                                                        Year Ended December 31,
                                                      --------------------------
                                                        2002     2001     2000
                                                      -------- -------- --------
Sales                                                  100.0 %  100.0 %  100.0 %
Cost of sales                                           76.9     79.0     76.9
                                                      -------- -------- --------
Gross margin                                            23.1     21.0     23.1
Selling, general and administrative expenses            14.2     13.1     13.0
                                                      -------- -------- --------
Operating income                                         8.9      7.9     10.1
Interest expense                                          .8       .3       .7
                                                      -------  -------  -------
Earnings before income taxes and cumulative
   effect of a change in accounting principle            8.1      7.6      9.4
Income tax expense                                       3.1      3.0      3.7
                                                      -------- -------- --------
Earnings before cumulative effect of
   a change in accounting principle                      5.0      4.6      5.7
Cumulative effect of a change in accounting principle  (12.5)      --       --
                                                      -------- -------- --------
Net earnings (loss)                                     (7.5)%    4.6 %    5.7 %
                                                      -------- -------- --------


2002 Compared to 2001

Consolidated sales for the year December 31, 2002 were $214,186,000, a 6.3% decrease from sales of $228,492,000 for the year ended December 31, 2001. Shipments of occasional, dining room, bedroom, upholstered and commercial furniture were lower during 2002 as compared to 2001. The residential furniture sales decline was mainly due to a weak economic environment and increased import competition, primarily from the Pacific Rim. Shipments of commercial furniture were impacted by a downturn in the office furniture industry. In general, selling prices were at approximately the same level as compared to the prior year.

Gross margin was $49,441,000 or 23.1% of sales, in 2002, as compared to $48,058,000, or 21.0% in 2001. The increase in gross margin percentage was primarily due to improved operating efficiencies, cost reductions, and a more favorable product mix. In 2002, cost reductions included sourcing of low-cost furniture components from the Pacific Rim.

Selling, general and administrative expenses increased $277,000 to $30,364,000 in 2002 from $30,087,000 in 2001. Selling, general and administrative expenses, as a percentage of sales, were 14.2% for 2002 as compared to 13.1% for 2001. The percentage increase for 2002 was primarily due to higher compensation-related expenses, partially offset by the Company not recording goodwill amortization expense due to the adoption of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142").

Interest expense increased to $1,758,000 in 2002 from $687,000 in 2001. The higher interest expense for 2002 was due to higher average bank borrowings during 2002 resulting from the Transaction (as defined below).

Chromcraft Revington's effective income tax rate was 38% for the year ended December 31, 2002 as compared to 39% for the year ended December 31, 2001. The decrease in the effective rate was primarily due to the elimination of non-tax deductible goodwill amortization expense upon implementation of Statement 142.

The Company adopted Statement 142 effective January 1, 2002 and recorded a one time non-cash transition charge of $26,727,000 (net of tax benefit) for impairment of goodwill in the first quarter of 2002. The loss was recorded as a cumulative effect of a change in accounting principle. See Note 3 "Goodwill Impairment Loss" to the Consolidated Financial Statements.

Diluted earnings per share before the accounting change were $2.04 in 2002 as compared to $1.09 in 2001. Diluted earnings (loss) per share after the accounting change were $(3.09) in 2002. For the year ended December 31, 2002, shares used in computing diluted earnings per share decreased to 5,273,000 from 9,685,000 for 2001. The reduction in the number of shares in 2002 was primarily due to the stock repurchase as a result of the Transaction (as defined below).


2001 Compared to 2000

Consolidated sales for the year ended December 31, 2001 were $228,492,000, a 15.5% decrease from sales of $270,555,000 for the year ended December 31, 2000. Shipments of occasional, dining room, bedroom, upholstered and commercial furniture were lower during 2001 as compared to 2000. The decline in sales from 2000 primarily reflected the continued sluggish retail sales environment due to the economic recession. In general, selling prices during 2001 were slightly higher as compared to the prior year.

Gross margin was $48,058,000, or 21.0% of sales, in 2001, as compared to $62,499,000, or 23.1% in 2000. The decline in the gross margin percentage for 2001, as compared to 2000, was primarily due to unabsorbed fixed overhead resulting from the lower sales volume. Lower raw material costs in 2001 partially offset the gross margin decline.

Selling, general and administrative expenses decreased $5,076,000 to $30,087,000, or 13.1% of sales, in 2001 from $35,163,000 or 13.0%, in 2000. Bad debts expense decreased $1,310,000 in 2001 as compared to 2000. The higher bad debts expense in 2000 was due to the bankruptcy of a major furniture retailer. The decrease in selling, general and administrative expenses as a percentage of sales due to the lower bad debts expense was offset by the spreading of certain fixed selling and administrative costs over a lower sales volume in 2001.

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


Liquidity and Capital Resources

Operating activities provided $25,019,000 of cash during the year ended December 31, 2002, as compared to $29,177,000 during 2001. Cash flow was increased in 2002 and 2001 due to a reduction in working capital investment as a result of lower sales activity. Inventory levels were reduced $3,783,000 and $11,784,000 during 2002 and 2001, respectively, and accounts receivable decreased $2,483,000 and $4,527,000, respectively, during the same periods.

Investing activities used $1,413,000 of cash for net capital expenditures during the year ended December 31, 2002 as compared to $2,167,000 during 2001. Chromcraft Revington expects capital expenditures in 2003 to approximate $2,000,000.

Financing activities used $31,813,000 of cash during 2002 as compared to $19,244,000 of cash used in 2001. On March 15, 2002, Chromcraft Revington and the Chromcraft Revington Employee Stock Ownership Trust (the "ESOP Trust"), which forms a part of the Chromcraft Revington Employee Stock Ownership Plan (the "ESOP"), completed the purchase of 5,695,418 shares of common stock of Chromcraft Revington, comprising approximately 59% of Chromcraft Revington's issued and outstanding shares of common stock on such date, from Court Square Capital Limited ("Court Square"), an affiliate of Citigroup Inc. With respect to the shares of common stock purchased from Court Square, 3,695,418 shares were repurchased by Chromcraft Revington (the "Company Stock Transaction") and 2,000,000 shares were purchased by the ESOP Trust (the "ESOP Stock Transaction" together with the Company Stock Transaction, being referred to herein as the "Transaction"). Chromcraft Revington and the ESOP Trust each paid $10 per share for the shares acquired from Court Square for a total purchase price of $56,954,180. In addition, Chromcraft Revington paid fees and expenses of $3,575,000 in connection with the Transaction, which included the payment of a $1 million transaction fee to Court Square's designee, Mr. M. Saleem Muqaddam, a former officer of Court Square and a former director of Chromcraft Revington.

The funds required to pay the total consideration, as well as certain related expenses of the Transaction, were obtained using available cash and bank borrowings under a revolving line of credit and a $25 million term loan. Interest rates under the term loan and revolving line of credit are determined at the time of borrowing at either the prime rate or LIBOR plus a spread based on a leverage ratio. The weighted average interest rate on borrowings outstanding as of December 31, 2002 was 3.2%. Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP Stock Transaction. The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum.

The following table summarizes the Company's contractual obligations at December 31, 2002

                                                       Payments Due by Period
                                      ---------------------------------------------------
                                                Less than    1 - 3      4 - 5      After
            (In thousands)             Total      1 Year     Years      Years     5 Years
----------------------------------    -------    -------    -------    -------    -------
Bank indebtedness
   Term loan                          $21,250    $ 5,000    $10,000    $ 6,250    $    --
   Revolving line of credit             6,800         --         --      6,800         --
Operating leases                        2,302      1,204      1,068         30         --
                                      -------    -------    -------    -------    -------

Total contractual cash obligations    $30,352    $ 6,204    $11,068    $13,080    $    --
                                      =======    =======    =======    =======    =======

Under its bank financing agreement, the Company has $1,997,000 of standby letters of credit outstanding at December 31, 2002 in connection with workers compensation insurance programs. These letters of credit expire on December 7, 2003 and are generally renewed annually.

Management expects that cash flow from operations and availability under its bank revolving line of credit will continue to be sufficient to meet future liquidity needs. At December 31, 2002, Chromcraft Revington had $41,200,000 in unused availability under the bank revolving line of credit.

Critical Accounting Policies

The preparation of consolidated financial statements of the Company requires management to make estimates and judgments that affect the amounts reported in the financial statements and the related footnotes. Chromcraft Revington considers the following accounting policies to be most significantly impacted by the estimates and judgments used in the preparation of its consolidated financial statements.

Allowance for Doubtful Accounts
-------------------------------

The Company provides for an allowance for doubtful accounts based on expected collectability of trade receivables. The allowance for doubtful accounts is determined based on the Company's analysis of customer credit-worthiness, historical loss experience and general economic conditions and trends.

Inventories
-----------

Inventories are valued at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) basis represent approximately 62% of total inventories at December 31, 2002. All remaining inventories are valued using the first-in, first-out (FIFO) basis. The Company evaluates its inventories for excess or slow moving items based on sales order activity and expected market changes. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

Employee Related Benefits
-------------------------

Accounting for self-insured health care and workers compensation liabilities involves assumptions of expected claims based on past experience and a review of individual claims. The Company establishes a liability based on claim information supplied by insurance and third party administrators. Actual claim expense could differ from the estimates made by the Company.

Property, Plant and Equipment
-----------------------------

The Company reviews for impairment of long-lived assets whenever events or changes in facts and circumstances indicate the possibility that the carrying value may not be recoverable. Factors that may trigger an impairment evaluation include under performance relative to historical or projected future operating results and significant negative industry or economic trends. If the forecast of undiscounted future cash flows is less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to fair value will be recognized in the current period.

Outlook

Chromcraft Revington expects the business environment in which it operates to remain challenging in the near-term. Chromcraft Revington believes that uncertainty in the U.S. economy, depressed consumer confidence levels, and the potential for international conflict will likely result in weak consumer and business spending, which will negatively impact its sales in 2003.

Additionally, Chromcraft Revington anticipates that competition from foreign manufacturers, which have lower production costs, will continue to impact its business as well as the U.S. furniture industry.

Chromcraft Revington projects little improvement in the current business climate in the near-term. Incoming sales orders during the fourth quarter of 2002 were down approximately 9% as compared to the prior year period.

Recently Issued Accounting Standards
------------------------------------

Information on recently issued Financial Accounting Standards Board Statements is included in Note 16, "Recently Issued Accounting Standards," to the consolidated financial statements which are incorporated by reference in Part II, Item 8.


Safe Harbor Statement Under the Private Litigation Reform Act of 1995

Certain information and statements contained in this report, including, without limitation, the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be generally identified as such because they include future tense or dates, or are not historical or current facts, or include words such as "believes," "plans," "may," "anticipates," "estimates," "expects," "projects," or "likely" or words of similar import. Forward-looking statements are not guarantees of performance and are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected, or anticipated as of the date of this report.

Among the risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions, declining conditions in the furniture industry, new home construction, the cyclical nature of the furniture industry, import and domestic competition in the furniture industry, changes from anticipated levels of sales, future domestic or international economic and competitive conditions, international conflict, changes in relationships with customers, customer acceptance of existing and new products, changes in tax rates, increased bank debt, changes of interest rates, delays and disruptions in the shipment of Chromcraft Revington's products and other factors that generally affect business.

The Company does not undertake any obligation to update or revise publicly any forward-looking statements to reflect information, events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or circumstances.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

Borrowings under Chromcraft Revington's bank agreement bear interest at a variable rate and, therefore, are subject to changes in interest rates. The Company sources certain raw materials and finished furniture, primarily from the Pacific Rim. These purchases are payable in U.S. dollars and, therefore, the Company has no material foreign exchange rate risk exposure.


Item 8.  Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

The financial statements and schedule are listed in Part IV, Items 15(a) (1) and
(2).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

None.

                                    PART III

Items 10 Through 13.
--------------------------------------------------------------------------------

In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is not set forth herein because Chromcraft Revington intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2002 fiscal year, which Proxy Statement will contain such information. The information required by Items 10, 11, 12 and 13 is incorporated herein by reference to such Proxy Statement.



Item 14. Controls and Procedures
--------------------------------------------------------------------------------

(a)  Evaluation of Disclosure Controls and Procedures.

     Chromcraft Revington's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d - 14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of a date within (90) days prior to the filing date of this Form 10-K, are effective.

(b)  Changes in Internal Controls.

     There have been no significant changes in Chromcraft Revington's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------------

(a)  1. and 2.  List of Financial Statements and Financial Statement Schedule:

The following Consolidated Financial Statements of Chromcraft Revington are included in this report on Form 10-K:

                                                                  Page Reference
                                                                  --------------

     Consolidated Statements of Earnings for the years ended
         December 31, 2002, 2001 and 2000                                 F-1

     Consolidated Balance Sheets at December 31, 2002 and 2001            F-2

     Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 2002, 2001 and 2000                                 F-3

     Consolidated Statements of Cash Flows for the years ended
         December 31, 2002, 2001 and 2000                                 F-4

     Notes to Consolidated Financial Statements                           F-5

     Independent Auditors' Report                                         F-15

     Quarterly Financial Information (unaudited)                          F-16

The following consolidated financial statement schedule of Chromcraft Revington is included in response to Item 15(d):

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

         (4.8) Credit Agreement, dated March 12, 2002, among the Registrant, the Lenders party thereto and National City Bank of Indiana, as agent for the Lenders, filed as Exhibit 4.8 to Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2002, is incorporated herein by reference.

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

         (10.3) Chromcraft Revington Employee Stock Ownership Trust, effective January 1, 2002, by and between the Registrant and GreatBanc Trust Company, filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

         (10.31) First Amendment to the Chromcraft Revington Employee Stock Ownership Trust, effective January 1, 2002, by and between the Registrant and GreatBanc Trust Company, filed as Exhibit
                    10.31 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

Executive Compensation Plans and Arrangements
---------------------------------------------

         (10.4) Chromcraft Revington, Inc. 1992 Stock Option Plan, as amended and restated effective March 15, 2002, filed as
                    Exhibit 10.4 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

         (10.45) Directors' Stock Option Plan of Chromcraft Revington, Inc., effective January 1, 2002, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

         (10.52) Chromcraft Revington, Inc. Short Term Executive Incentive Plan, as amended and restated effective January 1, 2002 filed as Appendix A to the 2002 Proxy Statement, is incorporated herein by reference.

         (10.56) Chromcraft Revington, Inc. Long Term Executive Incentive Plan, as amended and restated effective January 1, 2002, filed as Appendix B to the 2002 Proxy Statement, is incorporated herein by reference.

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

         (10.81) Amendment No. 1 to Employment Agreement between the Registrant and Michael E. Thomas, dated March 15, 2002, filed as Exhibit 10.81 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

         (10.85) Supplemental Retirement Benefits Agreement, dated August 21, 1992, between the Registrant and Michael E. Thomas filed as
                    Exhibit 10.85 to Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

         (10.86) First Amendment to the Supplemental Retirement Benefits Agreement between the Registrant and Michael E. Thomas, dated March 15, 2002, filed as Exhibit 10.86 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

         (10.9) Employment Agreement, dated March 15, 2002, between the Registrant and Frank T. Kane, filed as Exhibit 10.9 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

                      ------------------------------------

         (21.1)     Subsidiaries of the Registrant (filed herewith).

         (23.1)     Consent of Independent Auditors (filed herewith).

         (99.1) Certification by the Registrant's chief executive officer required pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         (99.2) Certification by the Registrant's chief financial officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)      Reports on Form 8-K

         On October 28, 2002, Chromcraft Revington, Inc. filed with the Securities and Exchange Commission its Current Report on Form 8-K, which included the certification by the Registrant's chief executive officer and chief financial officer required pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)      Exhibits

         The response to this portion of Item 15 is submitted as a separate section of this report.

(d)      Financial Statement Schedules

         The response to this portion of Item 15 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Chromcraft Revington, Inc.
                                 ----------------------------------------------
                                 (Registrant)


Date: March 7, 2003              By: /s/ Michael E. Thomas
      -------------                  ------------------------------------------
                                     Michael E. Thomas, Chairman, President and
                                     Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Chromcraft Revington, Inc. and in the capacities and on the date indicated.

        Signatures                            Title                              Date
--------------------------    -----------------------------------------    -----------------
 /s/ Michael E. Thomas        Chairman, President, Chief Executive           March 7, 2003
--------------------------    Officer and Director (principal executive    -----------------
Michael E. Thomas             officer)


 /s/ Frank T. Kane            Vice President - Finance (principal            March 7, 2003
--------------------------    accounting and financial officer)            -----------------
Frank T. Kane


 /s/ Stephen D. Healy         Director                                       March 7, 2003
--------------------------                                                 -----------------
Stephen D. Healy

 /s/ David L. Kolb            Director                                       March 7, 2003
--------------------------                                                 -----------------
David L. Kolb

 /s/ Larry P. Kunz            Director                                       March 7, 2003
--------------------------                                                 -----------------
Larry P. Kunz

 /s/ Theodore L. Mullett      Director                                       March 7, 2003
--------------------------                                                 -----------------
Theodore L. Mullett

 /s/ Warren G. Wintrub        Director                                       March 7, 2003
--------------------------                                                 -----------------
Warren G. Wintrub

                                 CERTIFICATIONS


I, Michael E. Thomas, certify that:

1. I have reviewed this annual report on Form 10-K of Chromcraft Revington, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 7, 2003                      /s/ Michael E. Thomas
       -------------                      -------------------------------------
                                          Michael E. Thomas, Chairman,
                                          President and Chief Executive Officer

I, Frank T. Kane, certify that:

1. I have reviewed this annual report on Form 10-K of Chromcraft Revington, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 7, 2003                      /s/ Frank T. Kane
       -------------                      -------------------------------------
                                          Frank T. Kane, Vice President-Finance
                                          Chief Financial Officer and Secretary

                      [This page left intentionally blank]

                       Consolidated Statements of Earnings

                           Chromcraft Revington, Inc.
                      (In thousands, except per share data)

                                                        Year Ended December 31,
                                                 ------------------------------------
                                                   2002          2001         2000
                                                 ---------     ---------    ---------
Sales                                            $ 214,186     $ 228,492    $ 270,555
Cost of sales                                      164,745       180,434      208,056
                                                 ---------     ---------    ---------
Gross margin                                        49,441        48,058       62,499
Selling, general and administrative expenses        30,364        30,087       35,163
                                                 ---------     ---------    ---------
Operating income                                    19,077        17,971       27,336
Interest expense                                     1,758           687        2,008
                                                 ---------     ---------    ---------
Earnings before income taxes and cumulative
   effect of a change in accounting principle       17,319        17,284       25,328
Income tax expense                                   6,581         6,741        9,878
                                                 ---------     ---------    ---------
Earnings before cumulative effect of
   a change in accounting principle                 10,738        10,543       15,450
Cumulative effect of a change in accounting
   principle (net of tax benefit of $1,453)        (26,727)           --           --
                                                 ---------     ---------    ---------
Net earnings (loss)                              $ (15,989)    $  10,543    $  15,450
                                                 =========     =========    =========

Earnings per share of common stock
   before cumulative effect of a change
   in accounting principle
      Basic                                      $    2.08     $    1.10    $    1.59
                                                 =========     =========    =========
      Diluted                                    $    2.04     $    1.09    $    1.57
                                                 =========     =========    =========

Earnings (loss) per share of common stock
   after cumulative effect of a change in
   accounting principle
      Basic                                      $   (3.09)    $    1.10    $    1.59
                                                 =========     =========    =========
      Diluted                                    $   (3.09)    $    1.09    $    1.57
                                                 =========     =========    =========

Shares used in computing earnings per share
      Basic                                          5,168         9,577        9,727
      Diluted                                        5,273         9,685        9,847


See accompanying notes to the consolidated financial statements

                           Consolidated Balance Sheets

                           Chromcraft Revington, Inc.
                        (In thousands, except share data)

                                                                                  December 31,
                                                                             -----------------------
                                                                               2002          2001
                                                                             ---------     ---------
Assets
Cash and cash equivalents                                                    $      --     $   8,207
Accounts receivable, less allowances of $1,373 in 2002 and $1,334 in 2001       18,542        21,025
Inventories                                                                     39,812        43,595
Other                                                                            1,040         5,112
                                                                             ---------     ---------
   Current assets                                                               59,394        77,939

Property, plant and equipment, at cost, less accumulated depreciation           38,705        42,107
Goodwill, less accumulated amortization of $10,485 in 2001                          --        28,180
Deferred income taxes and other                                                  2,366           842
                                                                             ---------     ---------
   Total assets                                                              $ 100,465     $ 149,068
                                                                             =========     =========

Liabilities and Stockholders' Equity
Current portion of bank debt                                                 $   5,000     $      --
Accounts payable                                                                 5,642         5,600
Accrued liabilities                                                             14,611        12,068
                                                                             ---------     ---------
   Current liabilities                                                          25,253        17,668

Bank debt                                                                       23,050            --
Deferred compensation                                                            2,514         6,070
Other                                                                            3,878         4,586
                                                                             ---------     ---------
   Total liabilities                                                            54,695        28,324
                                                                             ---------     ---------

Stockholders' Equity
Preferred stock, $1.00 par value, 100,000 shares authorized,
   none issued or outstanding                                                       --            --
Common stock, $.01 par value, 20,000,000 shares authorized,
   7,572,390 and 11,178,728 shares issued                                           76           112
Capital in excess of par value                                                  12,920        11,908
Unearned ESOP shares                                                           (19,469)           --
Retained earnings                                                               70,363       126,844
                                                                             ---------     ---------
                                                                                63,890       138,864
Less cost of common stock in treasury,
   1,541,600 shares in 2002 and 2001                                           (18,120)      (18,120)
                                                                             ---------     ---------
   Total stockholders' equity                                                   45,770       120,744
                                                                             ---------     ---------

   Total liabilities and stockholders' equity                                $ 100,465     $ 149,068
                                                                             =========     =========

See accompanying notes to the consolidated financial statements

                 Consolidated Statements of Stockholders' Equity

                           Chromcraft Revington, Inc.
                        (In thousands, except share data)

                                                    Capital in      Unearned                                     Total
                                       Common       Excess of         ESOP        Retained       Treasury     Stockholders'
                                       Stock        Par Value        Shares       Earnings        Stock          Equity
                                    --------------------------------------------------------------------------------------
Balance at January 1, 2000            $     109      $  10,274     $      --      $ 100,851     $  (11,464)    $   99,770

Exercise of stock options
   (10,000 shares)                           --            111            --             --             --            111
Purchase of treasury stock
   (568,900 shares)                          --             --            --             --         (5,086)        (5,086)
Net earnings                                 --             --            --         15,450             --         15,450
                                      ---------      ---------     ---------      ---------      ---------      ---------

Balance at December 31, 2000                109         10,385            --        116,301        (16,550)       110,245

Exercise of stock options
   (229,680 shares)                           3          1,523            --             --             --          1,526
Purchase of treasury stock
   (165,800 shares)                          --             --            --             --         (1,570)        (1,570)
Net earnings                                 --             --            --         10,543             --         10,543
                                      ---------      ---------     ---------      ---------      ---------      ---------

Balance at December 31, 2001                112         11,908            --        126,844        (18,120)       120,744

Repurchase and cancellation
   of common stock
   (3,695,418 shares)                       (37)            --            --        (40,492)            --        (40,529)
ESOP stock purchase
   (2,000,000 shares)                        --             --       (20,000)            --             --        (20,000)
Exercise of stock options
   (89,080 shares)                            1            665            --             --             --            666
ESOP compensation expense                    --            191           531             --             --            722
Stock option compensation expense            --            156            --             --             --            156
Net loss                                     --             --            --        (15,989)            --        (15,989)
                                      ---------      ---------     ---------      ---------      ---------      ---------

Balance at December 31, 2002          $      76      $  12,920     $ (19,469)     $  70,363      $ (18,120)     $  45,770
                                      =========      =========     =========      =========      =========      =========

See accompanying notes to the consolidated financial statements

                      Consolidated Statements of Cash Flows

                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                                        Year Ended December 31,
                                                                  ----------------------------------
                                                                    2002         2001         2000
                                                                  --------     --------     --------
Operating Activities
   Net earnings (loss)                                            $(15,989)    $ 10,543     $ 15,450
      Adjustments to reconcile net earnings (loss) to net cash
        provided by operating activities
           Depreciation and amortization                             4,718        6,109        5,855
           Loss on disposal of property, plant and equipment            97           --           --
           Deferred income taxes                                       267         (424)         347
           Non-cash goodwill impairment loss                        26,727           --           --
           Non-cash ESOP expense                                       722           --           --
           Stock option compensation expense                           156           --           --
           Changes in assets and liabilities
              Accounts receivable                                    2,483        4,527        4,022
              Inventories                                            3,783       11,784       (4,929)
              Accounts payable                                          42         (874)      (1,726)
              Accrued liabilities                                    1,931         (623)      (2,157)
              Other                                                     82       (1,865)        (215)
                                                                  --------     --------     --------
   Cash provided by operating activities                            25,019       29,177       16,647
                                                                  --------     --------     --------

Investing Activities
   Capital expenditures                                             (1,538)      (2,191)      (4,953)
   Proceeds from disposals of property, plant and equipment            125           24           74
                                                                  --------     --------     --------
   Cash used in investing activities                                (1,413)      (2,167)      (4,879)
                                                                  --------     --------     --------

Financing Activities
   Net borrowing (repayment) under
      revolving line of credit agreements                            6,800      (19,200)      (7,500)
   Proceeds from bank term loan                                     25,000           --           --
   Principal payments on bank term loan                             (3,750)          --           --
   Purchase of common stock by ESOP                                (20,000)          --           --
   Stock repurchase and related costs                              (40,529)      (1,570)      (5,086)
   Proceeds from exercise of stock options                             666        1,526          111
                                                                  --------     --------     --------
   Cash used in financing activities                               (31,813)     (19,244)     (12,475)
                                                                  --------     --------     --------

Increase (decrease) in cash                                         (8,207)       7,766         (707)

Cash and cash equivalents at beginning of the year                   8,207          441        1,148
                                                                  --------     --------     --------

Cash and cash equivalents at end of the year                      $     --     $  8,207     $    441
                                                                  ========     ========     ========

See accompanying notes to the consolidated financial statements

                   Notes to Consolidated Financial Statements

                           Chromcraft Revington, Inc.
                                December 31, 2002


Note 1.  Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Chromcraft Revington, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Chromcraft Revington manufactures and sells residential and commercial furniture. Products are sold primarily through furniture dealers throughout the United States and Canada. Chromcraft Revington has several operating segments which are aggregated into one reportable segment, in accordance with Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.

Revenue Recognition
-------------------

Revenue from sales is recognized when the goods are shipped to the customer.

Use of Estimates
----------------

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents
----------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Marketable Securities
---------------------

Marketable securities are recorded at current market value. Realized and unrealized gains and losses are reflected in earnings.

Inventories
-----------

All inventories (materials, labor and overhead) are valued at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) basis represent approximately 62% and 60% of total inventories at December 31, 2002 and 2001, respectively. Remaining inventories are valued using the first-in, first-out (FIFO) basis.

Property, Plant and Equipment
-----------------------------

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

Impairment of Long-lived Assets
-------------------------------

When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets will be evaluated for impairment. If the forecast of undiscounted future cash flows is less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to fair value will be recognized in the current period.

Deferred Income Taxes
---------------------

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

Earnings per Share
------------------

Basic earnings per share is calculated based on the average number of common shares outstanding. Diluted earnings per share include dilutive potential common shares (stock options).

Financial Instruments
---------------------

The carrying amounts reported in the balance sheets for accounts receivable, accounts payable and borrowings under a bank agreement approximate their fair values. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of entities comprising Chromcraft Revington's customer base.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to the 2002 presentation with no effect on net earnings and retained earnings, as previously reported.

Stock Options
-------------

At December 31, 2002, the Company has two stock-based compensation plans, which are described more fully in Note 13 "Stock Options". The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and discloses the fair value of options granted as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"). The estimated per share weighted average fair value of stock options granted during 2002 and 2000 was $6.15 and $3.38, respectively, on the date of grant. No stock options were granted during 2001. The fair value of stock options on the date of grant was estimated using the Black-Scholes model with an expected life, interest rate and volatility for 2002 of 6 years, 5.1% and 34.6% and for 2000, 6 years, 6.8% and 27.5%, respectively.

The following table illustrates the effect on net earnings (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation.

                                                    Year Ended December 31,
                                              ---------------------------------
                                                2002        2001        2000
                                              ---------   ---------   ---------

Net earnings (loss), as reported              $ (15,989)  $  10,543   $  15,450
Add:  Stock-based employee compensation
   expense included in reported net
   earnings (loss), net of related
   tax effects                                       97          --          --
Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method for
   all awards, net of related tax effects          (416)        (60)       (218)
                                              ---------   ---------   ---------

Pro forma net earnings (loss)                 $ (16,308)  $  10,483   $  15,232
                                              =========   =========   =========

Earnings (loss) per share
   Basic - as reported                        $   (3.09)  $    1.10   $    1.59
   Basic - pro forma                          $   (3.16)  $    1.09   $    1.57

   Diluted - as reported                      $   (3.09)  $    1.09   $    1.57
   Diluted - pro forma                        $   (3.16)  $    1.08   $    1.55


Note 2.  Stockholders' Equity

On March 15, 2002, Chromcraft Revington and the Chromcraft Revington Employee Stock Ownership Trust (the "ESOP Trust"), which forms a part of the Chromcraft Revington Employee Stock Ownership Plan (the "ESOP"), completed the purchase of 5,695,418 shares of common stock of Chromcraft Revington, comprising approximately 59% of Chromcraft Revington's issued and outstanding shares of common stock on such date, from Court Square Capital Limited ("Court Square"), an affiliate of Citigroup Inc. With respect to the shares of common stock purchased from Court Square, 3,695,418 shares were repurchased by Chromcraft Revington (the "Company Stock Transaction") and 2,000,000 shares were purchased by the ESOP Trust (the "ESOP Stock Transaction" together with the Company Stock Transaction being referred to herein as the "Transaction"). Chromcraft Revington and the ESOP Trust each paid $10 per share for the shares acquired from Court Square for a total purchase price of $56,954,180. In addition, Chromcraft Revington paid transaction fees and expenses of $3,575,000 in connection with the Transaction, which included the payment of a $1 million transaction fee to Court Square's designee, Mr. M. Saleem Muqaddam, a former officer of Court Square and a former director of Chromcraft Revington.

The funds required to pay the total consideration and certain related expenses of the Transaction were obtained using available cash and bank borrowings. Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP Stock Transaction. At December 31, 2002, the ESOP Trust held approximately 33% of the issued and outstanding shares of Chromcraft Revington's common stock. See Notes 7 and 10, "Bank Debt" and "Employee Stock Ownership Plan," for additional information on the Company's bank financing and the ESOP.


Note 3.  Goodwill Impairment Loss

Chromcraft Revington adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142") effective January 1, 2002 and recorded a non-cash transition charge of

$26,727,000 (net of tax benefit), or $5.17 loss per share, for the year ended December 31, 2002, for impairment of goodwill. The charge was recorded as a cumulative effect of a change in accounting principle.

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

The following table presents earnings before the cumulative effect of a change in accounting principle for the years ended December 31, 2002, 2001 and 2000, after adjustment for goodwill amortization.

                                        (in thousands, except per share amounts)
                                         --------------------------------------
                                            2002          2001          2000
                                         ----------    ----------    ----------
Earnings before cumulative effect of a
   change in accounting principle
     As reported                         $   10,738    $   10,543    $   15,450
     Goodwill amortization
        (net of tax benefit)                     --         1,155         1,099
                                         ----------    ----------    ----------
     Adjusted                            $   10,738    $   11,698    $   16,549
                                         ==========    ==========    ==========

Basic earnings per share before
   cumulative effect of a change
   in accounting principle
     As reported                         $     2.08    $     1.10    $     1.59
     Goodwill amortization
        (net of tax benefit)                     --           .12           .11
                                         ----------    ----------    ----------
     Adjusted                            $     2.08    $     1.22    $     1.70
                                         ==========    ==========    ==========

Diluted earnings per share before
   cumulative effect of a change in
   accounting principle
     As reported                         $     2.04    $     1.09    $     1.57
     Goodwill amortization
        (net of tax benefit)                     --           .12           .11
                                         ----------    ----------    ----------
     Adjusted                            $     2.04    $     1.21    $     1.68
                                         ==========    ==========    ==========


Note 4.  Inventories

Inventories at December 31, 2002 and 2001 consisted of the following:

                                                   (In thousands)
                                                  2002         2001
                                                --------     --------
Raw materials                                   $ 11,988     $ 13,334
Work-in-process                                    7,396        8,194
Finished goods                                    22,437       24,110
                                                --------     --------
Inventories at FIFO cost                          41,821       45,638
LIFO reserve                                      (2,009)      (2,043)
                                                --------     --------
                                                $ 39,812     $ 43,595
                                                ========     ========

During the years 2002 and 2001, LIFO inventory layers were reduced. This reduction resulted in charging lower inventory costs prevailing in previous years to cost of sales, thus reducing cost of sales by $34,000 and $260,000 below the amount that would have resulted from liquidating inventory recorded at December 31, 2002 and December 31, 2001 prices, respectively.


Note 5.  Property, Plant and Equipment

Property, plant and equipment at December 31, 2002 and 2001 consisted of the following:

                                                     (In thousands)
                                                    2002         2001
                                                  --------     --------
Land                                              $  2,231     $  2,231
Buildings and improvements                          34,583       34,443
Machinery and equipment                             51,559       51,747
Leasehold improvements                                 787          960
Construction in progress                                83          296
                                                  --------     --------
                                                    89,243       89,677
Less accumulated depreciation and amortization     (50,538)     (47,570)
                                                  --------     --------
                                                  $ 38,705     $ 42,107
                                                  ========     ========


Note 6.  Accrued Liabilities

Accrued liabilities at December 31, 2002 and 2001 consisted of the following:

                                                     (In thousands)
                                                    2002         2001
                                                  --------     --------
Profit sharing and bonus                           $ 2,450      $   293
Health benefit plans                                 1,922        1,880
Salaries, wages and commissions                      1,333        1,379
Workers' compensation plans                          1,215        1,203
Vacation and holiday pay                             1,027        1,005
Other accrued liabilities                            6,664        6,308
                                                  --------     --------
                                                   $14,611      $12,068
                                                  ========     ========


Note 7.  Bank Debt

On March 12, 2002, Chromcraft Revington entered into a new bank credit agreement (the "Credit Facility") with a group of banks. The Credit Facility provided for a $25,000,000 term loan and a $50,000,000 revolving credit line. The interest rate under the Credit Facility is determined at the time of borrowing at either the prime rate or LIBOR plus a spread based on a leverage ratio. The weighted average interest rate on borrowings outstanding as of December 31, 2002 was 3.2%. A commitment fee, of up to .50% per annum, is payable on the unused portion of the revolving credit line.

At December 31, 2002, the Company had approximately $41,200,000 in unused availability under the revolving credit line portion of the Credit Facility. The Credit Facility requires compliance with certain financial loan covenants related to net worth, fixed charge coverage and debt leverage. The Company has granted a security interest in all of its assets to the banks under the Credit Facility. The Company also has pledged to the banks the shares of common stock owned by the ESOP Trust and pledged by the ESOP Trust to the Company. The Credit Facility does not permit the payment of cash dividends.

Long term bank debt consisted of the following at December 31, 2002:

                                                     (In thousands)

Term loan                                               $21,250
Revolving credit line                                     6,800
                                                        -------
                                                         28,050
Less current portion of term loan                         5,000
                                                        -------
                                                        $23,050
                                                        =======

The term loan has a five-year term and is payable in quarterly installments of $1,250,000. The revolving credit line expires on March 13, 2007. Annual principal payments on bank debt over the next five years are $5,000,000 in 2003, 2004, 2005 and 2006 and $8,050,000 in 2007.


Note 8.  Income Taxes

Components of total income taxes for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                                    (In thousands)
                                                            -------------------------------
                                                             2002        2001        2000
                                                            -------     -------     -------
Current:
   Federal                                                  $ 5,504     $ 6,454     $ 8,420
   State                                                        810         711       1,111
                                                            -------     -------     -------
                                                              6,314       7,165       9,531
                                                            -------     -------     -------
Deferred:
   Federal                                                      345        (342)        257
   State                                                        (78)        (82)         90
                                                            -------     -------     -------
                                                                267        (424)        347
                                                            -------     -------     -------
Total provision for income taxes on earnings before
   cumulative effect of a change in accounting principle      6,581       6,741       9,878
Tax benefit recorded as a part of a cumulative
   effect of a change in accounting principle                (1,453)         --          --
                                                            -------     -------     -------
                                                            $ 5,128     $ 6,741     $ 9,878
                                                            =======     =======     =======

A reconciliation of the provision for income taxes attributable to earnings before the cumulative effect of a change in accounting principle included in the Consolidated Statements of Earnings and the amount computed by applying the U.S. Federal income tax rate for the years ended December 31, 2002, 2001 and 2000 is summarized below:

                                                   (In thousands)
                                           -------------------------------
                                             2002       2001        2000
                                           -------    -------     -------

Tax expense, at U.S. statutory rate        $ 6,062    $ 6,050     $ 8,865
State taxes, net of federal benefit            477        462         729
Non-deductible amortization of goodwill         --        341         321
Other, net                                      42       (112)        (37)
                                           -------    -------     -------
Total provision for income taxes           $ 6,581    $ 6,741     $ 9,878
                                           =======    =======     =======

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (liabilities) at December 31, 2002 and 2001 are summarized below:

                                                              (In thousands)
                                                             2002        2001
                                                           -------     -------
Deferred tax assets attributable to:
   Accounts receivable                                     $   532     $   516
   Accrued vacation and holiday pay                            351         346
   Workers compensation                                        471         466
   Deferred compensation                                     2,465       2,392
   Goodwill                                                  1,303          --
   Net operating loss carryforwards                          1,942       2,259
   Other liabilities                                         2,766       2,906
                                                           -------     -------
   Total gross deferred tax assets                           9,830       8,885
                                                           -------     -------

Deferred tax liabilities attributable to:
   Inventories                                              (3,154)     (2,729)
   Property, plant and equipment                            (5,340)     (5,668)
   Other                                                      (852)     (1,190)
                                                           -------     -------
   Total gross deferred tax liabilities                     (9,346)     (9,587)
                                                           -------     -------
   Net deferred tax asset (liability)                      $   484     $  (702)
                                                           =======     =======

Balance sheet classifications of deferred taxes at December 31, 2002 and 2001 were as follows:

                                                              (In thousands)
                                                             2002        2001
                                                           -------     -------
Deferred tax liability, current                            $  (626)    $   (14)
Deferred tax asset (liability), noncurrent                   1,110        (688)
                                                           -------     -------
Net deferred tax asset (liability)                         $   484     $  (702)
                                                           =======     =======

Chromcraft Revington has federal and state net operating loss carryforwards ("NOL's") available of $3,880,000 and $7,182,000, respectively, with expiration dates through 2010 and 2018, respectively. The NOL's were acquired in connection with the acquisitions of Cochrane Furniture and Korn Industries. The use of the state NOL is primarily limited to the future taxable earnings of Korn Industries. Based upon the level of historical taxable income and projections for future income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that Chromcraft Revington will realize these tax benefits.


Note 9.  Earnings Per Share of Common Stock

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 105,000, 108,000 and 120,000 for the years ended December 31, 2002, 2001 and
2000, respectively.

Certain options to purchase shares of common stock were outstanding during 2002, 2001 and 2000, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods and, therefore, their effect would be antidilutive. Options excluded from the computation of diluted earnings per share and their weighted average exercise prices were 148,900 shares at $16.41 at December 31, 2002 and 376,060 shares at $13.48 at both December 31, 2001 and 2000.

Note 10.  Employee Stock Ownership Plan

Chromcraft Revington sponsors the ESOP, a leveraged employee stock ownership plan, that covers substantially all employees who have completed six months of service. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust's repayment of its loan to the Company. Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP Stock Transaction. The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum. The shares of common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company's loan to the ESOP Trust. As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of debt service paid in the year. Chromcraft Revington accounts for its ESOP in accordance with AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, unearned ESOP shares are reported as a reduction of stockholders' equity as reflected in the Consolidated Statements of Stockholders' Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense, a non-cash charge, for the year ended December 31, 2002 was $722,000. The ESOP shares as of December 31, 2002 were as follows:

                                                               (In thousands)
Allocated shares                                                        53
Committed to be released shares                                         --
Unearned ESOP shares                                                 1,947
                                                                  --------
Total ESOP shares                                                    2,000
                                                                  ========

Unearned ESOP shares, at cost                                     $ 19,469
                                                                  ========
Fair value of unearned ESOP shares at December 31, 2002           $ 25,407
                                                                  ========


Note 11.  Other Benefit Plans

Chromcraft Revington sponsors a tax-qualified defined contribution plan. Company contributions to the plan were based on either a percentage of an employee's compensation or a matching portion of the employee's contributions. Beginning in 2002, matching contributions to this plan, for most employees, were made to the ESOP. Chromcraft Revington's contributions to the plan were $74,000 in 2002, $524,000 in 2001 and $1,235,000 in 2000.

Chromcraft Revington also provides supplemental retirement benefits to key employees and executive officers of Chromcraft Revington. Expenses under these arrangements were $908,000 in 2002, $63,000 in 2001 and $198,000 in 2000.

During 2002, the Company distributed $3.9 million of assets held in trust for a supplemental retirement plan that was terminated to participants. At December 31, 2001, the assets were reflected in other current assets and the related liability was recorded in non-current liabilities.


Note 12.  Supplemental Cash Flow Information

Interest paid during the years ended December 31, 2002, 2001 and 2000 was $1,755,000, $735,000 and $2,104,000, respectively. Income taxes paid during the years ended December 31, 2002, 2001 and 2000 were $5,883,000, $6,871,000 and
$8,247,000, respectively.

Note 13.  Stock Options

Chromcraft Revington's 1992 Stock Option Plan, as amended (the "1992 Plan"), provides for the granting of either incentive stock options ("ISO's") or stock options which do not qualify as incentive stock options ("non-ISO's"). The total number of shares of common stock which may be issued under stock options granted pursuant to the 1992 Plan is 1,800,000 shares. ISO's granted under the 1992 Plan vest over no greater than a 10-year period, and are granted at exercise prices no less than the fair market value of Chromcraft Revington's common shares as of the date of grant. The compensation committee of the Board of Directors determines the vesting period and exercise prices of non-ISO's. At December 31, 2002 and 2001, there were 238,730 and 623,730 shares, respectively, available for future grants.

Chromcraft Revington's Directors' Stock Option Plan (the "Directors' Plan") was adopted effective January 1, 2002, and provides for the granting of non-ISO's to members of the Board of Directors of the Company who are not employees. Under the Directors' Plan, eligible directors of the Company receive an option to purchase 2,500 shares of common stock on the day following each annual meeting of stockholders. Any new director who is elected or appointed for the first time to the Board of Directors receives an option to purchase 10,000 shares of common stock. The total number of shares of common stock which may be issued under stock options granted pursuant to the Directors' Plan is 75,000 shares. Non-ISO's granted under the Plan are 100% vested on the day of the grant and are granted at exercise prices equal to the fair market value of Chromcraft Revington's common shares as of the date of grant. The options are exercisable for a period of ten years. At December 31, 2002, there were 50,000 shares available for future grants.

A summary of Chromcraft Revington's stock option activity and related information for the three years ended December 31, 2002 follows:

                                                   Weighted
                                                   Average
                                     Number        Exercise
                                    of Shares       Price
                                    ---------    -----------

2000
   Outstanding at beginning of year  855,446     $     10.12
   Granted                            54,202     $      8.08
   Exercised                         (10,000)    $     11.00
   Canceled                          (72,326)    $     13.15
   Outstanding at end of year        827,322     $      9.71
   Exercisable                       795,322     $      9.56

2001
   Exercised                        (229,680)    $      5.50
   Outstanding at end of year        597,642     $     11.33
   Exercisable                       587,642     $     11.39

2002
   Granted                           410,000     $     10.79
   Exercised                         (89,080)    $      5.85
   Outstanding at end of year        918,562     $     11.62
   Exercisable                       527,562     $     12.43

Significant option groups outstanding at December 31, 2002 and related weighted average price and remaining life information follows:

                            Options Outstanding                   Options Exercisable
                     ---------------------------------    ---------------------------------
      Grant             Number             Exercise           Number            Exercise         Remaining
      Date             of Shares            Price           of Shares             Price         Life (Years)
----------------     -------------      --------------    -------------       -------------    ---------------
     2-19-93              78,300        $      9.50            78,300         $     9.50               .1
     1-11-94              98,000        $     11.63            98,000         $    11.63              1.0
     3-15-02             375,000        $     10.49             -             $     -                 9.2
    All other            367,262        $     13.22           351,262         $    13.30              4.9

Note 14.  Rental Commitments

Chromcraft Revington leases certain showroom facilities and transportation equipment under non-cancelable operating leases. The future minimum lease payments under non-cancelable leases for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 are $1,204,000, $919,000, $149,000, $30,000 and $0,
respectively. It is expected that, in the normal course of business, leases that expire will be renewed or replaced.

Rental expense was $1,650,000, $1,731,000 and $1,772,000 for the years ended December 31, 2002, 2001 and 2000, respectively.


Note 15.  Contingencies

At December 31, 2002, the Company or its subsidiaries were parties to various lawsuits arising in the ordinary course of business. The Company is defending these claims and believes that none of such matters will have a material adverse effect on the financial condition, results of operations or liquidity of Chromcraft Revington.


Note 16.  Recently Issued Accounting Standards

The Financial Accounting Standards Board recently issued Statement No. 143, Accounting for Asset Retirement Obligations that establishes accounting standards for the recognition and measurement of obligations associated with the retirement of tangible assets. The effective date of Statement No. 143 is January 1, 2003. The Financial Accounting Standards Board also recently issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, that addresses financial accounting and reporting for costs associated with exit or disposal activities. The effective date of Statement No. 146 is for exit or disposal activities that are initiated after December 31, 2002. The Financial Accounting Standards Board also recently issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 clarifies the requirements of Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. Interpretation No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. Chromcraft Revington does not expect the adoption of these Statements to have a significant effect on its results of operations or its financial position.

                          Independent Auditors' Report


The Board of Directors and Stockholders
Chromcraft Revington, Inc.:

We have audited the consolidated financial statements of Chromcraft Revington, Inc. and subsidiaries as listed in item 15(a) (1) and (2). In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in item 15(a) (1) and (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chromcraft Revington, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill amortization and impairment in 2002.



KPMG LLP
Indianapolis, Indiana
January 31, 2003

                   Quarterly Financial Information (unaudited)

                           Chromcraft Revington, Inc.

                                                           (In thousands, except per share data)
                                               --------------------------------------------------------------
                                                 First        Second        Third       Fourth        Total
                                                Quarter       Quarter      Quarter      Quarter       Year
                                               ---------     ---------    ---------    ---------    ---------
2002
   Sales                                       $  60,814     $  54,660    $  49,676    $  49,036    $ 214,186
   Gross margin                                   13,492        11,812       11,260       12,877       49,441
   Operating income                                5,496         4,040        4,119        5,422       19,077
   Earnings before cumulative effect of
     a change in accounting principle              3,329         2,169        2,228        3,012       10,738
   Cumulative effect of a change in
     accounting principle (net of tax benefit)   (26,727)           --           --           --      (26,727)
   Net earnings (loss)                           (23,398)        2,169        2,228        3,012      (15,989)

   Earnings per share of common stock before
     cumulative effect of a change in
     accounting principles
       Basic                                         .39           .54          .55          .74         2.08
       Diluted                                       .38           .52          .53          .72         2.04
   Earnings (loss) per share of common stock
     after cumulative effect of a change in
     accounting principles
       Basic                                       (2.71)          .54          .55          .74        (3.09)
       Diluted                                     (2.71)          .52          .53          .72        (3.09)

2001
   Sales                                       $  65,794     $  53,893    $  55,046    $  53,759    $ 228,492
   Gross margin                                   14,694        11,368       11,164       10,832       48,058
   Operating income                                6,034         4,271        3,952        3,714       17,971
   Net earnings                                    3,492         2,486        2,334        2,231       10,543

   Earnings per share of common stock
       Basic                                         .36           .26          .24          .23         1.10
       Diluted                                       .36           .26          .24          .23         1.09

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                             Additions
                                                     -------------------------
                                     Balance at      Charged to     Charged to                        Balance at
                                      Beginning      Costs and         Other                              End
Classification                        of Period      Expenses        Accounts     Deductions           of Period
----------------------------------------------------------------------------------------------------------------
Year ended December 31, 2002
   Allowance for doubtful
      accounts                       $    1,334      $     434      $     -       $    (395)(a)       $    1,373

Year ended December 31, 2001
   Allowance for doubtful
      accounts                       $    1,253      $     258      $     -       $    (177)(a)       $    1,334


Year ended December 31, 2000
   Allowance for doubtful
      accounts                       $    1,266      $   1,568      $     -       $  (1,581)(a)       $    1,253


(a) Represents charge-offs, net of recoveries, to the allowance for doubtful accounts.

                                  EXHIBIT INDEX


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

         (4.8) Credit Agreement, dated March 12, 2002, among the Registrant, the Lenders party thereto and National City Bank of Indiana, as agent for the Lenders, filed as Exhibit 4.8 to Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2002, is incorporated herein by reference.

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

         (10.3) Chromcraft Revington Employee Stock Ownership Trust, effective January 1, 2002, by and between the Registrant and GreatBanc Trust Company, filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

         (10.31) First Amendment to the Chromcraft Revington Employee Stock Ownership Trust, effective January 1, 2002, by and between the Registrant and GreatBanc Trust Company, filed as Exhibit
                    10.31 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

Executive Compensation Plans and Arrangements
---------------------------------------------

         (10.4) Chromcraft Revington, Inc. 1992 Stock Option Plan, as amended and restated effective March 15, 2002, filed as
                    Exhibit 10.4 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

         (10.45) Directors' Stock Option Plan of Chromcraft Revington, Inc., effective January 1, 2002, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

         (10.52) Chromcraft Revington, Inc. Short Term Executive Incentive Plan, as amended and restated effective January 1, 2002 filed as Appendix A to the 2002 Proxy Statement, is incorporated herein by reference.

         (10.56) Chromcraft Revington, Inc. Long Term Executive Incentive Plan, as amended and restated effective January 1, 2002, filed as Appendix B to the 2002 Proxy Statement, is incorporated herein by reference.

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

         (10.81) Amendment No. 1 to Employment Agreement between the Registrant and Michael E. Thomas, dated March 15, 2002, filed as Exhibit 10.81 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

         (10.85) Supplemental Retirement Benefits Agreement, dated August 21, 1992, between the Registrant and Michael E. Thomas filed as
                    Exhibit 10.85 to Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

         (10.86) First Amendment to the Supplemental Retirement Benefits Agreement between the Registrant and Michael E. Thomas, dated March 15, 2002, filed as Exhibit 10.86 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

         (10.9) Employment Agreement, dated March 15, 2002, between the Registrant and Frank T. Kane, filed as Exhibit 10.9 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

         (21.1)     Subsidiaries of the Registrant (filed herewith).

         (23.1)     Consent of Independent Auditors (filed herewith).

         (99.1) Certification by the Registrant's chief executive officer required pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         (99.2) Certification by the Registrant's chief financial officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).