Form 10-Q
period 2003-03-29
CHROMCRAFT REVINGTON INC
filed 2003-05-13
CIK 884130

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from              to
                                   ------------    ------------

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

      Common Stock, $.01 par value -- 6,053,190 shares as of April 30, 2003

================================================================================

                                      INDEX
--------------------------------------------------------------------------------

                                                                     Page Number
                                                                     -----------

PART I. Financial Information

   Item 1. Financial Statements (unaudited)

             Condensed Consolidated Statements of Earnings (Loss) - Three
             Months Ended March 29, 2003 and March 30, 2002..................  3

             Condensed Consolidated Balance Sheets - March 29, 2003,
             March 30, 2002 and December 31, 2002............................  4

             Condensed Consolidated Statement of Stockholders' Equity - Three
             Months Ended March 29, 2003.....................................  5

             Condensed Consolidated Statements of Cash Flows - Three
             Months Ended March 29, 2003 and March 30, 2002..................  6

             Notes to Condensed Consolidated Financial Statements............  7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operation................................ 10

   Item 3. Quantitative and Qualitative Disclosures About Market Risk........ 12

   Item 4. Controls and Procedures........................................... 12

PART II. Other Information

   Item 6. Exhibits and Reports on Form 8-K.................................. 13

Signatures................................................................... 13

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act............. 14

                                     PART I

Item 1.  Financial Statements

        Condensed Consolidated Statements of Earnings (Loss) (unaudited)
                           Chromcraft Revington, Inc.
                      (In thousands, except per share data)

                                                            Three Months Ended
                                                           --------------------
                                                           March 29,  March 30,
                                                              2003      2002
                                                           --------   --------

Sales                                                      $ 49,431   $ 60,814

Cost of sales                                                38,396     47,322
                                                           --------   --------

Gross margin                                                 11,035     13,492

Selling, general and administrative expenses                  7,177      7,996
                                                           --------   --------

Operating income                                              3,858      5,496

Interest expense                                                324        127
                                                           --------   --------

Earnings before income taxes and cumulative
   effect of a change in accounting principle                 3,534      5,369

Income tax expense                                            1,343      2,040
                                                           --------   --------

Earnings before cumulative effect of
   a change in accounting principle                           2,191      3,329

Cumulative effect of a change in accounting
   principle (net of tax benefit of $1,453)                      --    (26,727)
                                                           --------   --------

Net earnings (loss)                                        $  2,191   $(23,398)
                                                           ========   ========

Earnings per share of common stock before
   cumulative effect of a change in accounting principle
       Basic                                               $    .53   $    .39
       Diluted                                             $    .52   $    .38

Earnings (loss) per share of common stock after
   cumulative effect of a change in accounting principle
       Basic                                               $    .53   $  (2.71)
       Diluted                                             $    .52   $  (2.71)

Shares used in computing earnings per share
       Basic                                                  4,101      8,618
       Diluted                                                4,185      8,683

See accompanying notes to condensed consolidated financial statements.

                Condensed Consolidated Balance Sheets (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)


                                               March 29,  March 30, December 31,
                                                 2003       2002        2002
                                               --------   --------  ------------
    Assets
    ------

Accounts receivable                            $ 21,595   $ 25,173   $ 18,542
Inventories                                      39,636     41,424     39,812
Other assets                                      1,236      6,119      1,040
                                               --------   --------   --------

    Current assets                               62,467     72,716     59,394

Property, plant and equipment, net               37,813     41,215     38,705
Other long term assets                            2,236      1,699      2,366
                                               --------   --------   --------

    Total assets                               $102,516   $115,630   $100,465
                                               ========   ========   ========


    Liabilities and Stockholders' Equity
    ------------------------------------

Current portion of bank debt                   $  6,250   $  5,000   $  5,000
Accounts payable                                  6,075      9,133      5,642
Accrued liabilities                              14,451     16,287     14,611
                                               --------   --------   --------

    Current liabilities                          26,776     30,420     25,253

Bank debt                                        21,100     38,000     23,050
Other long term liabilities                       6,398     10,345      6,392
                                               --------   --------   --------

    Total liabilities                            54,274     78,765     54,695

Stockholders' equity                             48,242     36,865     45,770
                                               --------   --------   --------

    Total liabilities and stockholders' equity $102,516   $115,630   $100,465
                                               ========   ========   ========

See accompanying notes to condensed consolidated financial statements.

      Condensed Consolidated Statement of Stockholders' Equity (unaudited)
                           Chromcraft Revington, Inc.
                        (In thousands, except share data)

                                              Capital in  Unearned                            Total
                                     Common   Excess of     ESOP      Retained   Treasury  Stockholders'
                                      Stock   Par Value    Shares     Earnings    Stock       Equity
                                 -----------------------------------------------------------------------
Balance at January 1, 2003          $     76   $ 12,920   $(19,469)   $ 70,363   $(18,120)   $ 45,770

Net income                                --         --         --       2,191         --       2,191

ESOP compensation expense                 --         48        168          --         --         216

Stock option compensation expense         --         49         --          --         --          49

Purchase of treasury stock
      (70,500 shares)                     --         --         --          --       (923)       (923)

Exercise of stock options
      (89,300 shares)                      1        938         --          --         --         939
                                 -----------------------------------------------------------------------

Balance at March 29, 2003           $     77   $ 13,955   $(19,301)   $ 72,554   $(19,043)   $ 48,242
                                 =======================================================================

See accompanying notes to condensed consolidated financial statements.

           Condensed Consolidated Statements of Cash Flows (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                                   Three Months Ended
                                                                  ---------------------
                                                                  March 29,   March 30,
                                                                    2003        2002
                                                                  --------    --------
Operating activities
   Net earnings (loss)                                            $  2,191    $(23,398)
     Adjustments to reconcile net earnings (loss) to net cash
       provided by operating activities
         Depreciation and amortization                               1,136       1,223
         Deferred income taxes                                         (46)        (63)
         Non-cash goodwill impairment loss                              --      26,727
         Non-cash ESOP expense                                         216          38
         Stock option compensation expense                              49           8
         Changes in assets and liabilities
           Accounts receivable                                      (3,053)     (4,148)
           Inventories                                                 176       2,171
           Accounts payable and accrued liabilities                    354       7,766
           Other                                                       (12)       (504)
                                                                  --------    --------

   Cash provided by operating activities                             1,011       9,820
                                                                  --------    --------

Investing activities
   Capital expenditures                                               (246)       (553)
                                                                  --------    --------

   Cash used by investing activities                                  (246)       (553)
                                                                  --------    --------

Financing activities
   Net borrowing (repayment) under a bank revolving credit line       (700)     18,000
   Proceeds from a bank term loan                                       --      25,000
   Purchase of common stock by ESOP                                     --     (20,000)
   Stock repurchases and related costs                                (923)    (40,529)
   Proceeds from exercise of stock options                             858          55
                                                                  --------    --------

   Cash used by financing activities                                  (765)    (17,474)
                                                                  --------    --------

Decrease in cash and cash equivalents                                   --      (8,207)

Cash and cash equivalents at beginning of period                        --       8,207
                                                                  --------    --------

Cash and cash equivalents at end of period                        $     --    $     --
                                                                  ========    ========

See accompanying notes to condensed consolidated financial statements.

        Notes to Condensed Consolidated Financial Statements (unaudited)
                           Chromcraft Revington, Inc.
                                 March 29, 2003


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 29, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Chromcraft Revington's annual report on Form 10-K for the year ended December 31, 2002.


Note 2.  Inventories

The components of inventories consisted of the following:

                                                (In thousands)
                                  -----------------------------------------
                                   March 29,       March 30,    December 31,
                                     2003            2002           2002
                                  -----------    -----------    -----------
Raw materials                     $    11,266    $    12,458    $    11,988
Work in process                         7,276          7,877          7,396
Finished goods                         23,166         23,164         22,437
                                  -----------    -----------    -----------
Inventories at FIFO cost               41,708         43,499         41,821
LIFO reserve                           (2,072)        (2,075)        (2,009)
                                  -----------    -----------    -----------
                                  $    39,636    $    41,424    $    39,812
                                  ===========    ===========    ===========


Note 3.  Bank Debt

Long term bank debt consisted of the following:

                                                   (In thousands)
                                     -----------------------------------------
                                      March 29,       March 30,    December 31,
                                        2003            2002           2002
                                     -----------    -----------    -----------
Term loan                            $    21,250    $    25,000    $    21,250
Revolving credit line                      6,100         18,000          6,800
                                     -----------    -----------    -----------
                                          27,350         43,000         28,050
Less current portion of term loan          6,250          5,000          5,000
                                     -----------    -----------    -----------
                                     $    21,100    $    38,000    $    23,050
                                     ===========    ===========    ===========

Note 4.  Accrued Liabilities

Accrued liabilities consisted of the following:

                                                    (In thousands)
                                      -----------------------------------------
                                       March 29,       March 30,    December 31,
                                         2003            2002           2002
                                      -----------    -----------    -----------

Profit sharing and bonus              $       326    $       734    $     2,450
Health and benefit plans                    1,466          2,129          1,922
Salaries, wages and commissions             1,676          1,811          1,333
Income taxes payable                        1,131          1,926             69
Vacation and holiday pay                    1,242          1,229          1,027
Workers' compensation plans                 1,148          1,390          1,215
Other accrued liabilities                   7,462          7,068          6,595
                                      -----------    -----------    -----------
                                      $    14,451    $    16,287    $    14,611
                                      ===========    ===========    ===========


Note 5.  Employee Stock Ownership Plan

Chromcraft Revington sponsors a leveraged employee stock ownership plan ("ESOP") that covers substantially all employees who have completed six months of service. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust's repayment of the loan from the Company. As the ESOP loan is repaid, shares are released and allocated to ESOP accounts of active employees based on the proportion of the loan and related interest paid in the year. Unearned ESOP shares are reported as a reduction of stockholders' equity as reflected in the Condensed Consolidated Statement of Stockholders' Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense, a non-cash charge, for the three months ended March 29, 2003 and March 30, 2002 was $216,000 and $38,000, respectively. The ESOP shares were as follows:

                                                    (In thousands)
                                      -----------------------------------------
                                       March 29,      March 30,     December 31,
                                          2003           2002           2002
                                      -----------    -----------    -----------
Allocated shares                               53             --             53
Committed to be released shares                17              3             --
Unearned ESOP shares                        1,930          1,997          1,947
                                      -----------    -----------    -----------
Total ESOP shares                           2,000          2,000          2,000
                                      ===========    ===========    ===========

Unearned ESOP shares, at cost         $    19,301    $    19,970    $    19,469
                                      ===========    ===========    ===========
Fair value of unearned ESOP shares    $    24,801    $    25,461    $    25,407
                                      ===========    ===========    ===========


Note 6.  Earnings per Share of Common Stock

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 84,000 and 65,000 for the three months ended March 29, 2003 and March 30, 2002, respectively.

Certain options to purchase shares of common stock were outstanding during the first three months of 2003 and 2002, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods and, therefore, their effect would be annihilative. Options excluded from the computation of diluted earnings per share and their weighted average exercise prices at March 29, 2003 and March 30, 2002 were 200,560 shares at $15.56 and 333,560 shares at $13.88, respectively.


Note 7.  Stock Option Compensation

The Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations and discloses the fair value of options granted as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"). The estimated per share weighted average fair value of stock options granted during the first quarter of 2003 and 2002 was $4.82 and $6.17, respectively, on the date of grant. The fair value of stock options on the date of grant was estimated using the Black-Scholes model with an expected life, interest rate and volatility for 2003 of six years, 3.5% and 34.0% and for 2002, six years, 5.2% and 34.6%, respectively.

                                                                     Three Months Ended
                                                                 --------------------------
                                                                   March 29,      March 30,
                                                                     2003           2002
                                                                 -----------    -----------
Net earnings (loss), as reported                                 $     2,191    $   (23,398)
Add:  Stock-based employee compensation expense included in
    reported net earnings (loss), net of related tax effects              31              5
Deduct:  Total stock-based employee compensation expense
    determined under fair-value based method for all awards,
    net of related tax effects                                          (407)           (58)
                                                                 -----------    -----------
Pro forma net earnings (loss)                                    $     1,815    $   (23,451)
                                                                 ===========    ===========

Earnings (loss) per share
    Basic - as reported                                          $       .53    $     (2.71)
    Basic - pro forma                                            $       .44    $     (2.72)

    Diluted - as reported                                        $       .52    $     (2.71)
    Diluted - pro forma                                          $       .44    $     (2.72)

Note 8.  Goodwill Impairment Loss

Chromcraft Revington adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") effective January 1, 2002 and recorded a non-cash transition charge of $26,727,000 (net of tax benefit), or $3.10 loss per share, for the three months ended March 30, 2002, for impairment of goodwill. The charge was recorded as a cumulative effect of a change in accounting principle.

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

The following table sets forth the Condensed Consolidated Statements of Earnings
(Loss) of Chromcraft Revington for the three months ended March 29, 2003 and March 30, 2002 expressed as a percentage of sales.

                                                         Three Months Ended
                                                      -----------------------
                                                       March 29,    March 30,
                                                          2003         2002
                                                      -----------  -----------
Sales                                                       100.0%       100.0%
Cost of sales                                                77.7         77.8
                                                      -----------  -----------
Gross margin                                                 22.3         22.2
Selling, general and administrative expenses                 14.5         13.2
                                                      -----------  -----------
Operating income                                              7.8          9.0
Interest expense                                               .7           .2
                                                      -----------  -----------
Earnings before income taxes and cumulative
   effect of a change in accounting principle                 7.1          8.8
Income tax expense                                            2.7          3.3
                                                      -----------  -----------
Earnings before cumulative effect of
   a change in accounting principle                           4.4          5.5
Cumulative effect of a change in accounting principle          --        (44.0)
                                                      -----------  -----------
Net earnings (loss)                                           4.4%       (38.5)%
                                                      ===========  ===========


Three Months Ended March 29, 2003 Compared to Three Months Ended March 30, 2002
-------------------------------------------------------------------------------

Consolidated sales for the three months ended March 29, 2003 decreased 18.7% to $49,431,000 compared to $60,814,000 in 2002. The first quarter sales decline was due to lower shipments of residential furniture primarily due to the weak economic environment, international conflict and increased import competition, mainly from the Pacific Rim. In particular, foreign furniture manufacturers are more competitive in labor-intensive furniture operations as compared to U.S.-based furniture manufacturers as a whole. Commercial furniture shipments were higher for the quarter reflecting an improved office furniture market. In general, selling prices for the first three months of 2003 were at approximately the same level as compared to the prior year period.

Gross margin as a percentage of sales was 22.3% for the three months ended March 29, 2003 as compared to 22.2% for the three months ended March 30, 2002. The Company has maintained its gross margin percentage on a lower sales volume primarily due to cost reductions, which were due, in part, to sourcing of low-cost labor-intensive furniture components from the Pacific Rim.

Selling, general and administrative expenses as a percentage of sales were 14.5% for the three months ended March 29, 2003, as compared to 13.2% for the three month period ended March 30, 2002. The increase for 2003 was primarily due to fixed costs spread over a lower sales volume.

Interest expense during the first quarter of 2003 was $324,000 as compared to $127,000 during the first quarter of 2002. The increase in interest expense for 2003 was due to higher average bank borrowings during the period.

Chromcraft Revington's effective income tax rate was 38% for the three-month periods ended March 29, 3003 and March 30, 2002.

The Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002 and recorded a one time non-cash transition charge of $26,727,000 (net of tax benefit) for impairment of goodwill in the first quarter of 2002. The loss was recorded as a cumulative effect of a change in accounting principle. See Note 8 "Goodwill Impairment Loss" to the Condensed Consolidated Financial Statements.

Earnings per share on a diluted basis was $.52 for the three months ended March 29, 2003 as compared to diluted earnings per share before an accounting change of $.38 for the prior year period. The number of weighted average shares outstanding used in the calculation of diluted earnings per share was 4,185,000 in the first quarter of 2003 compared to 8,683,000 for the year-earlier period. The lower number of shares outstanding in 2003 was primarily due to the purchase of 5,695,418 shares of Company common stock by Chromcraft Revington and its employee stock ownership plan that was completed on March 15, 2002.

Liquidity and Capital Resources
-------------------------------

Operating activities provided $1,011,000 of cash during the three months ended March 29, 2003, a decrease of $8,809,000 from the amount provided during the same period last year. Cash flow from operating activities for the three months ended March 30, 2002 was higher primarily due to a reduction in working capital investment.

Investing activities used $246,000 of cash for capital expenditures during the first three months of 2003 as compared to $553,000 during the same period last year. Chromcraft Revington expects capital expenditures in 2003 to be less than $1,500,000.

Financing activities for the three months ended March 29, 2003 used cash to reduce bank indebtedness and to acquire shares of Chromcraft Revington common stock under a stock repurchase program. Stock option exercises provided $858,000 of cash in the current period.

Financing activities for the first three months of 2002 used cash to purchase 5,695,418 shares of common stock by Chromcraft Revington and its employee stock ownership plan that was completed on March 15, 2002. The funds required to pay for the common stock purchase were obtained from bank borrowings and available cash.

Management expects that cash flow from operations and availability under its bank revolving line of credit will continue to be sufficient to meet future liquidity needs. At March 29, 2003, Chromcraft Revington had approximately $34,000,000 in unused availability under its bank revolving line of credit.

Critical Accounting Policies
----------------------------

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" to Form 10-K for the year ended December 31, 2002.

2003 Outlook
------------

The Company expects little improvement in the economic environment in the near term. Additionally, Chromcraft Revington anticipates that competition from foreign manufacturers, which have lower production costs, will continue to impact its business. In response to the overall weak sales environment, the Company has adjusted production schedules to better control inventories, reduced headcount, and implemented cost reduction programs to improve profitability.
The Company anticipates that second quarter and full year 2003 sales and earnings will be lower than the prior year periods.

Chromcraft Revington's strategy is to operate as a low-cost, high quality manufacturer of residential and commercial furniture. To achieve this goal, the Company has increased imports of low-cost labor intensive furniture components from the Pacific Rim to supplement the Company's domestic furniture manufacturing. Using this blended approach of domestic manufacturing and selective importing, the Company is better able to control the quality of furniture and service to its customers.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be generally identified as such because they include future tense or dates, or are not historical or current facts, or include words such as "anticipates" or "expects" or words of similar import. Forward-looking statements are not guarantees of performance and are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected, or anticipated as of the date of this report.

Among the risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions, declining conditions in the furniture industry, new home and office construction, the cyclical nature of the furniture industry, import and domestic competition in the furniture industry, changes from anticipated levels of sales, future domestic or international economic and competitive conditions, international conflict, changes in relationships with customers, customer acceptance of existing and new products, changes in tax rates, increased bank debt, changes in interest rates, delays and disruptions in the shipment of Chromcraft Revington's products and other factors that generally affect its business.

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


Item 4.  Controls and Procedures
--------------------------------

(a) Evaluation of Disclosure Controls and Procedures. Chromcraft Revington's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of a date within (90) days prior to the filing date of this Form 10-Q, are effective.

     Chromcraft Revington's management, including its principal executive officer and principal financial officer, does not expect that the Company's disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.

     Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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


                                     Part II

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

     99.1 Certification of Chief Executive Officer required pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     99.2 Certification of Chief Financial Officer required pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)  Reports on Form 8-K

     On March 28, 2003, Chromcraft Revington, Inc. filed a report on Form 8-K, commenting on its first quarter 2003 earnings outlook.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Chromcraft Revington, Inc.
                                                --------------------------------
                                                (Registrant)


Date:  May 13, 2003                             By: /s/ Frank T. Kane
       ------------                                 ----------------------------
                                                    Frank T. Kane
                                                    Vice President-Finance
                                                    (Duly Authorized Officer and
                                                    Principal Accounting and
                                                    Financial Officer)

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



Date:  May 13, 2003                        /s/ Michael E. Thomas
       ------------                        -------------------------------------
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



Date:  May 13, 2003                       /s/ Frank T. Kane
       ------------                       --------------------------------------
                                          Frank T. Kane, Vice President-Finance,
                                          Chief Financial Officer and Secretary