Form 10-Q
period 2003-06-28
CHROMCRAFT REVINGTON INC
filed 2003-08-07
CIK 884130

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 2003

                                       or

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

      Common Stock, $.01 par value - 6,056,090 shares as of August 6, 2003

================================================================================

                                      INDEX
--------------------------------------------------------------------------------

                                                                                        Page Number
                                                                                        -----------
PART I.  Financial Information
   Item 1.    Financial Statements (unaudited)

                Condensed Consolidated Statements of Earnings (Loss) - Three and Six
                Months Ended June 28, 2003 and June 29, 2002...............................   3

                Condensed Consolidated Balance Sheets - June 28, 2003,
                June 29, 2002 and December 31, 2002........................................   4

                Condensed Consolidated Statement of Stockholders' Equity - Six
                Months Ended June 28, 2003.................................................   5

                Condensed Consolidated Statement of Stockholders' Equity - Six
                Months Ended June 29, 2002.................................................   6

                Condensed Consolidated Statements of Cash Flows - Six
                Months Ended June 28, 2003 and June 29, 2002...............................   7

                Notes to Condensed Consolidated Financial Statements.......................   8

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operation...........................................  11

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk...................  13

   Item 4.    Controls and Procedures......................................................  14

PART II.  Other Information

   Item 4.    Submission of Matters to a Vote of Security Holders..........................  14

   Item 6.    Exhibits and Reports on Form 8-K.............................................  15

Signatures.................................................................................  15

                                     PART I

Item 1. Financial Statements

                     Condensed Consolidated Statements of Earnings (Loss) (unaudited)
                                          Chromcraft Revington, Inc.
                                    (In thousands, except per share data)

                                                         Three Months Ended       Six Months Ended
                                                        ---------------------   ---------------------
                                                         June 28,    June 29,    June 28,    June 29,
                                                           2003        2002        2003        2002
                                                        ---------   ---------   ---------   ---------
Sales                                                   $  44,166   $  54,660   $  93,597   $ 115,474
Cost of sales                                              34,568      42,848      72,964      90,170
                                                        ---------   ---------   ---------   ---------
Gross margin                                                9,598      11,812      20,633      25,304
Selling, general and administrative expenses                6,732       7,772      13,909      15,768
                                                        ---------   ---------   ---------   ---------
Operating income                                            2,866       4,040       6,724       9,536
Interest expense                                              304         542         628         669
                                                        ---------   ---------   ---------   ---------
Earnings before income taxes and cumulative
   effect of a change in accounting principle               2,562       3,498       6,096       8,867
Income tax expense                                            973       1,329       2,316       3,369
                                                        ---------   ---------   ---------   ---------
Earnings before cumulative effect of a
   change in accounting principle                           1,589       2,169       3,780       5,498
Cumulative effect of a change in accounting
   principle (net of tax benefit)                              --          --          --     (26,727)
                                                        ---------   ---------   ---------   ---------
Net earnings (loss)                                     $   1,589   $   2,169   $   3,780   $ (21,229)
                                                        =========   =========   =========   =========
Net earnings per share of common stock before
cumulative effect of a change in accounting principle
      Basic                                             $     .38   $     .54   $     .92   $     .87
      Diluted                                           $     .38   $     .52   $     .90   $     .86
Net earnings (loss) per share of common stock after
cumulative effect of a change in accounting principle
     Basic                                              $     .38   $     .54   $     .92   $   (3.37)
     Diluted                                            $     .38   $     .52   $     .90   $   (3.37)
Shares used in computing earnings per share
     Basic                                                  4,131       4,031       4,116       6,299
     Diluted                                                4,177       4,178       4,180       6,407

See accompanying notes to condensed consolidated financial statements
                                       3

                Condensed Consolidated Balance Sheets (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                    June 28,     June 29,    December 31,
                                                      2003        2002          2002
                                                    --------     --------     --------
     Assets
     ------

Accounts receivable                                 $ 19,893     $ 24,444     $ 18,542
Inventories                                           40,187       43,909       39,812
Other assets                                           1,707        5,673        1,040
                                                    --------     --------     --------

     Current assets                                   61,787       74,026       59,394

Property, plant and equipment, net                    36,847       40,428       38,705
Deferred income taxes and other                        2,616        1,772        2,366
                                                    --------     --------     --------

     Total assets                                   $101,250     $116,226     $100,465
                                                    ========     ========     ========

     Liabilities and Stockholders' Equity
     ------------------------------------

Current portion of bank debt                        $  6,250     $  5,000     $  5,000
Accounts payable                                       5,638        8,337        5,642
Accrued liabilities                                   13,340       13,881       14,611
                                                    --------     --------     --------

     Current liabilities                              25,228       27,218       25,253

Bank debt                                             19,350       38,900       23,050
Deferred compensation                                  2,857        6,154        2,514
Other long-term liabilities                            3,681        4,028        3,878
                                                    --------     --------     --------

     Total liabilities                                51,116       76,300       54,695

Stockholders' equity                                  50,134       39,926       45,770
                                                    --------     --------     --------

     Total liabilities and stockholders' equity     $101,250     $116,226     $100,465
                                                    ========     ========     ========

See accompanying notes to condensed consolidated financial statements

      Condensed Consolidated Statement of Stockholders' Equity (unaudited)
                           Chromcraft Revington, Inc.
                      (In thousands, except per share data)

                                         Capital in   Unearned                               Total
                               Common    Excess of      ESOP       Retained    Treasury   Stockholders'
                               Stock     Par Value     Shares      Earnings     Stock        Equity
                              -------------------------------------------------------------------------
Balance at January 1, 2003    $     76    $ 12,920    $(19,469)    $ 70,363    $(18,120)    $ 45,770

Net income                          --          --          --        3,780          --        3,780

ESOP compensation expense           --          80         336           --          --          416

Stock option compensation
   expense                          --          99          --           --          --           99

Purchase of treasury stock
       (70,500 shares)              --          --          --           --        (922)        (922)

Exercise of stock options
       (94,300 shares)               1         990          --           --          --          991
                              ----------------------------------------------------------------------

Balance at June 28, 2003      $     77    $ 14,089    $(19,133)    $ 74,143    $(19,042)    $ 50,134
                              ========    ========    ========     ========    ========     ========

See accompanying notes to condensed consolidated financial statements

      Condensed Consolidated Statement of Stockholders' Equity (unaudited)
                           Chromcraft Revington, Inc.
                      (In thousands, except per share data)

                                             Capital in    Unearned                                   Total
                                 Common      Excess of       ESOP        Retained      Treasury    Stockholders'
                                 Stock       Par Value      Shares       Earnings       Stock         Equity
                               ---------------------------------------------------------------------------------
Balance at January 1, 2002     $     112     $  11,908    $      --     $ 126,844     $ (18,120)    $ 120,744

Net loss                              --            --           --       (21,229)           --       (21,229)

ESOP compensation expense             --            83          197            --            --           280

Stock option compensation
   expense                            --            58           --            --            --            58

Repurchase and cancellation
    of common stock
   (3,695,418 shares)                (37)           --           --       (40,545)           --       (40,582)

ESOP stock purchase
   (2,000,000 shares)                 --            --      (20,000)           --            --       (20,000)

Exercise of stock options
   (89,080 shares)                     1           654           --            --            --           655
                               ------------------------------------------------------------------------------

Balance at June 29, 2002       $      76     $  12,703    $ (19,803)    $  65,070     $ (18,120)    $  39,926
                               =========     =========    =========     =========     =========     =========

See accompanying notes to condensed consolidated financial statements

           Condensed Consolidated Statements of Cash Flows (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                                     Six Months Ended
                                                                   ---------------------
                                                                   June 28,     June 29,
                                                                     2003         2002
                                                                   --------     --------
Operating Activities
   Net earnings (loss)                                             $  3,780     $(21,229)
      Adjustments to reconcile net earnings (loss) to
         net cash provided by operating activities
           Depreciation and amortization                              2,280        2,443
           Loss on disposal of property, plant, and equipment             6          100
           Deferred income taxes                                       (330)        (180)
           Non-cash goodwill impairment loss                             --       26,727
           Non-cash ESOP expenses                                       416          280
           Stock option compensation expense                             99           58
           Changes in assets and liabilities
               Accounts receivable                                   (1,351)      (3,419)
               Inventories                                             (375)        (314)
               Accounts payable and accrued liabilities              (1,194)       4,564
               Other                                                   (442)        (346)
                                                                   --------     --------

   Cash provided by operating activities                              2,889        8,684
                                                                   --------     --------

Investing Activities
   Capital expenditures                                                (430)        (983)
   Proceeds on disposal of property, plant and equipment                  2          119
                                                                   --------     --------

   Cash used in investing activities                                   (428)        (864)
                                                                   --------     --------

Financing Activities
   Net borrowing (repayment) under a bank revolving credit line      (1,200)      18,900
   Proceeds from a bank term loan                                        --       25,000
   Principal payment on bank term loan                               (1,250)          --
   Purchase of common stock by ESOP                                      --      (20,000)
   Stock repurchase and related costs                                  (922)     (40,582)
   Proceeds from exercise of stock options                              911          655
                                                                   --------     --------

   Cash used in financing activities                                 (2,461)     (16,027)
                                                                   --------     --------

Decrease in cash and cash equivalents                                    --       (8,207)

Cash and cash equivalents at beginning of period                         --        8,207
                                                                   --------     --------

Cash and cash equivalents at end of period                         $     --     $     --
                                                                   ========     ========

See accompanying notes to condensed consolidated financial statements

        Notes to Condensed Consolidated Financial Statements (unaudited)
                           Chromcraft Revington, Inc.
                                  June 28, 2003


Note 1.  Basis of Presentation
------------------------------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 28, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Note 2.  Inventories
--------------------

The components of inventories consisted of the following:

                                               (In thousands)
                                     ------------------------------------
                                     June 28,     June 29,   December 31,
                                       2003         2002         2002
                                     --------     --------     --------
Raw materials                        $ 10,280     $ 12,326     $ 11,988
Work in process                         6,376        7,197        7,396
Finished goods                         25,666       26,620       22,437
                                     --------     --------     --------
Inventories at FIFO cost               42,322       46,143       41,821
LIFO reserve                           (2,135)      (2,234)      (2,009)
                                     --------     --------     --------
                                     $ 40,187     $ 43,909     $ 39,812
                                     ========     ========     ========

Note 3.  Bank Debt
------------------

Long term bank debt consisted of the following:

                                               (In thousands)
                                     ------------------------------------
                                     June 28,     June 29,   December 31,
                                       2003         2002         2002
                                     --------     --------     --------
Term loan                            $ 20,000     $ 25,000     $ 21,250
Revolving credit line                   5,600       18,900        6,800
                                     --------     --------     --------
                                       25,600       43,900       28,050
Less current portion of term loan       6,250        5,000        5,000
                                     --------     --------     --------
                                     $ 19,350     $ 38,900     $ 23,050
                                     ========     ========     ========

Note 4.  Accrued Liabilities
----------------------------

Accrued liabilities consisted of the following:

                                                (In thousands)
                                      -----------------------------------
                                      June 28,    June 29,   December 31,
                                        2003        2002         2002
                                      --------    --------     --------
Salaries, and wages commissions       $  1,561    $  1,465     $  1,333
Health and benefit plans                 1,525       1,990        1,922
Vacation and holiday pay                 1,188       1,123        1,027
Workers' compensation plans                944       1,460        1,215
Profit sharing and bonus                   357       1,528        2,450
Other                                    7,765       6,315        6,664
                                      --------    --------     --------
                                      $ 13,340    $ 13,881     $ 14,611
                                      ========    ========     ========


Note 5.  Employee Stock Ownership Plan
--------------------------------------

Chromcraft Revington sponsors a leveraged employee stock ownership plan ("ESOP") that covers substantially all employees who have completed six months of service. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust's repayment of the loan from the Company. As the ESOP loan is repaid, shares are released and allocated to ESOP accounts of active employees based on the proportion of the loan and related interest paid in the year. Unearned ESOP shares are reported as a reduction of stockholders' equity as reflected in the Condensed Consolidated Statements of Stockholders' Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense, a non-cash charge, was $200,000 and $416,000 for the three and six months ended June 28, 2003, respectively, compared to $242,000 and $280,000 for the three and six months ended June 29, 2002, respectively. The ESOP shares were as follows:

                                                (In thousands)
                                      -----------------------------------
                                      June 28,    June 29,   December 31,
                                        2003        2002         2002
                                      --------    --------     --------
Allocated shares                            53          --           53
Shares committed to be released             34          20           --
Unearned ESOP shares                     1,913       1,980        1,947
                                      --------    --------     --------
Total ESOP shares                        2,000       2,000        2,000
                                      ========    ========     ========

Unearned ESOP shares, at cost         $ 19,133    $ 19,803     $ 19,469
                                      ========    ========     ========
Fair value of unearned ESOP shares    $ 23,893    $ 27,030     $ 25,407
                                      ========    ========     ========


Note 6.  Earnings per Share of Common Stock
-------------------------------------------

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 46,000 and 64,000 for the three and six months ended June 28, 2003, respectively, and 147,000 and 108,000 for the three and six months ended June 29, 2002, respectively.

Certain options to purchase shares of common stock were outstanding during the second quarter and first six months of 2003 and 2002, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods and, therefore, their effect would be antidilutive. Options excluded from the computation of diluted earnings per share and their weighted average exercise prices were as follows:

                               2003                  2002
                       -------------------   -------------------
                                  Average               Average
                                  Exercise              Exercise
                        Shares     Price      Shares     Price
                       -------    --------   -------    --------
Second quarter         347,163    $ 14.15    106,038    $ 17.38
First six months       223,060    $ 15.26    190,560    $ 15.66


Note 7.  Stock Based Compensation
---------------------------------

The Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and discloses the fair value of options granted as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123").

The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value (in thousands, except per share data):

                                                   Three Months Ended          Six Months Ended
                                                 ----------------------      ----------------------
                                                 June 28,      June 29,      June 28,      June 29,
                                                   2003          2002          2003          2002
                                                 --------      --------      --------      --------
Net earnings (loss), as reported                 $  1,589      $  2,169      $  3,780      $(21,229)
Add:  Stock-based employee compensation
   expense included in reported net earnings
   (loss), net of related tax effects                  30            31            61            36
Deduct:  Total stock-based employee
   compensation expense determined under
   fair-value based method for all awards
   net of related tax effects                        (124)         (165)         (531)         (223)
                                                 --------      --------      --------      --------
Pro forma net earnings (loss)                    $  1,495      $  2,035      $  3,310      $(21,416)
                                                 ========      ========      ========      ========

Earnings (loss) per share
   Basic - as reported                           $    .38      $    .54      $    .92      $  (3.37)
   Basic - pro forma                             $    .36      $    .50      $    .80      $  (3.40)

   Diluted - as reported                         $    .38      $    .52      $    .90      $  (3.37)
   Diluted - pro forma                           $    .36      $    .49      $    .80      $  (3.40)

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

The following table sets forth the Condensed Consolidated Statements of Earnings
(Loss) of Chromcraft Revington for the three and six months ended June 28, 2003 and June 29, 2002 expressed as a percentage of sales.


                                     Three Months Ended      Six Months Ended
                                    --------------------   ---------------------
                                    June 28,    June 29,    June 28,    June 29,
                                      2003        2002        2003        2002
                                     -----       -----       -----       -----
Sales                                100.0 %     100.0 %     100.0 %     100.0 %
Cost of sales                         78.3        78.4        78.0        78.1
                                     -----       -----       -----       -----
Gross margin                          21.7        21.6        22.0        21.9
Selling, general and
   administrative expenses            15.2        14.2        14.9        13.6
                                     -----       -----       -----       -----
Operating income                       6.5         7.4         7.1         8.3
Interest expense                        .7         1.0          .6          .6
                                     -----       -----       -----       -----
Earnings before income taxes and
   cumulative effect of a change in
   accounting principle                5.8         6.4         6.5         7.7
Income tax expense                     2.2         2.4         2.5         2.9
                                     -----       -----       -----       -----
Earnings before cumulative effect of
   a change in accounting principle    3.6         4.0         4.0         4.8
Cumulative effect of a change in
   accounting principle                 --          --          --       (23.1)
                                     -----       -----       -----       -----
Net earnings (loss)                    3.6 %       4.0 %       4.0 %     (18.3)%
                                     =====       =====       =====       =====


Three and Six Months Ended June 28, 2003 Compared to Three and Six Months Ended June 29, 2002
-------------------------------------------------------------------------

Consolidated sales for the three months ended June 28, 2003 decreased 19.2% to $44,166,000 compared to $54,660,000 for the three months ended June 29, 2002. For the first six months of 2003, consolidated sales were $93,597,000, an 18.9% decrease from sales of $115,474,000 for the same period last year. The 2003 sales decline was primarily due to the ongoing weak economic environment, and increased import competition, mainly from the Pacific Rim. Shipments of all residential furniture categories were lower for the second quarter and first half of 2003 compared to the same periods last year. Commercial furniture shipments were lower for the second quarter compared to the second quarter of 2002. For the first six months of 2003, commercial furniture shipments were higher as compared to the prior year period. In general, selling prices for the first six months of 2003 were at approximately the same level as compared to the prior year period.

Gross margin as a percentage of sales was 21.7% and 22.0% for the three and six month periods ended June 28, 2003, respectively, compared to 21.6% and 21.9% for the three and six month periods ended June 29, 2002, respectively. The Company has maintained its gross margin percentage on a lower sales volume primarily due to cost reductions, which were due, in part, to sourcing of low-cost labor-intensive furniture components from the Pacific Rim.

Selling, general and administrative expenses as a percentage of sales were 15.2% and 14.9% for the three and six months ended June 28, 2003, respectively, compared to 14.2% and 13.6% for the three and six months ended June 29, 2002, respectively. The increase for 2003 was primarily due to fixed costs being spread over a lower sales volume.

Interest expense for the three and six months ended June 28, 2003 was $304,000 and $628,000, respectively, compared to $542,000 and $669,000 for the three and six months ended June 29, 2002, respectively. The decrease in interest expense for 2003 was primarily due to lower average bank borrowings during the periods.

Chromcraft Revington's effective income tax rate was 38% for the three and six months ended June 28, 2003 as well as the three and six months ended June 29, 2002.

The Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002 and recorded a one time non-cash transition charge of $26,727,000 (net of tax benefit) for impairment of goodwill in the first quarter of 2002. The loss was recorded as a cumulative effect of a change in accounting principle.

Earnings per share on a diluted basis was $.38 and $.90 for the three and six month periods ended June 28, 2003 as compared to diluted earnings per share before an accounting change of $.52 and $.86 for the three and six month periods ended June 29, 2002. The number of weighted average shares outstanding used in the calculation of diluted earnings per share was 4,180,000 for the six month period ended June 28, 2003 compared to 6,407,000 for the same period last year. The lower average number of shares outstanding in the first half of 2003, as compared to the prior year period, was primarily due to the purchase of 5,695,418 shares of Company common stock by Chromcraft Revington and its employee stock ownership plan that was completed on March 15, 2002.

Liquidity and Capital Resources
-------------------------------

Operating activities provided $2,889,000 of cash during the six months ended June 28, 2003, as compared to $8,684,000 for the same period last year. The decrease in cash flow from operating activities in 2003 was primarily due to lower cash earnings and an increase in working capital investment.

Investing activities used $428,000 of cash for net capital expenditures during the first six months of 2003 as compared to $864,000 during the same period last year. Chromcraft Revington expects capital expenditures in 2003 to be less than $1,250,000.

Financing activities for the six months ended June 28, 2003 used cash to reduce bank indebtedness and to acquire shares of Chromcraft Revington common stock. During the first six months of 2003 Chromcraft Revington purchased, under a stock repurchase plan, 70,500 shares of its common stock for $922,000. In addition, stock option exercises provided $911,000 of cash in the first half of 2003.

Financing activities for the first six months of 2002 used cash to purchase 5,695,418 shares of common stock by Chromcraft Revington and its employee stock ownership plan that was completed on March 15, 2002. The funds required to pay for the common stock purchase were obtained from bank borrowings and available cash.

Management expects that cash flow from operations and availability under its bank revolving credit line will continue to be sufficient to meet future liquidity needs. At June 28, 2003, Chromcraft Revington had approximately $32,600,000 in unused availability under its bank revolving credit line.

Critical Accounting Policies
----------------------------

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" to Form 10-K for the year ended December 31, 2002.

2003 Outlook
------------

Current business conditions remain difficult. Sales order trends at the beginning of the third quarter have not improved from the second quarter level. As a result, the Company expects third quarter sales and earnings to be lower compared to the same period in 2002.

Chromcraft Revington's strategy is to operate as a low-cost, high quality manufacturer of residential and commercial furniture. To achieve this goal, the Company has increased imports of low-cost labor-intensive furniture components and finished furniture from the Pacific Rim to supplement the Company's domestic furniture manufacturing. Using this blended approach of domestic manufacturing and selective importing, the Company is better able to control the quality of furniture and service to its customers.

Recently Issued Accounting Standards
------------------------------------

The Financial Accounting Standards Board recently issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" that amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003. The Financial Accounting Standards Board also recently issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" that establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Chromcraft Revington does not expect the adoption of these statements to have a significant effect on its results of operation or its financial position.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be generally identified as such because they include future tense or dates, or are not historical or current facts, or include words such as "expects" or words of similar import. Forward-looking statements are not guarantees of results or performance and are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated as of the date of this report.

Among the risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions, decline in new home or commercial office construction, the cyclical nature of the furniture industry, import and domestic competition in the furniture industry, change in interest rates, changes in relationships with customers, customer acceptance of existing and new products, delays and disruptions in the shipment of Chromcraft Revington's products, international conflicts and other factors that generally affect its business.

The Company does not undertake any obligation to update or revise publicly any forward-looking statements to reflect information, developments, events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or circumstances.

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

Item 4.  Controls and Procedures
--------------------------------

(a) Evaluation of disclosure controls and procedures. Chromcraft Revington's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, are effective.

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

     Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can only be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Changes in internal controls. There have been no significant changes in Chromcraft Revington's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.


                                     Part II

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

(a) Chromcraft Revington held its annual meeting of stockholders on May 1, 2003.

(b) All director nominees were elected to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. Set forth below are the votes cast for each director.


                                           Votes                   Votes
           Directors                        For                  Withheld
       -------------------               ---------               --------
       Stephen D. Healy                  4,998,889                691,118
       David L. Kolb                     5,198,889                491,118
       Larry P. Kunz                     5,198,889                491,118
       Theodore L. Mullet                5,198,889                491,118
       Michael E. Thomas                 4,998,889                691,118
       Warren G. Wintrub                 5,198,889                491,118

(c) Set forth below is the vote tabulation regarding the ratification of the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending December 31, 2003.

                                Votes Cast
                       ----------------------------
                          For             Against         Abstain
                       ---------        -----------     -----------
                       5,656,282           32,100          1,625


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits

          3(iii) By-laws of the Registrant, as amended May 1, 2003 (filed herewith).

          31.1 Certification of Chief Executive Officer required pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

          31.2 Certification of Chief Financial Officer required pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

          32.1 Certification of Chief Executive Officer required pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

          32.2 Certification of Chief Financial Officer required pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     (b)  Reports on Form 8-K

          On April 24, 2003, Chromcraft Revington, Inc. filed a report on Form 8-K, announcing first quarter 2003 operating results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Chromcraft Revington, Inc.
                                      ---------------------------------------
                                      (Registrant)


Date: August 7, 2003                  By: /s/ Frank T. Kane
      --------------                      -----------------------------------
                                          Frank T. Kane
                                          Vice President-Finance
                                          (Duly Authorized Officer and Principal
                                          Accounting and Financial Officer)