Form 10-Q
period 2003-09-27
CHROMCRAFT REVINGTON INC
filed 2003-11-06
CIK 884130

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                     ---------------    ---------------

                         Commission file number 1-13970

                           CHROMCRAFT REVINGTON, INC.
             -------------------------------------------------------
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

     Common Stock, $.01 par value - 5,965,890 shares as of October 27, 2003

================================================================================

                                      INDEX
--------------------------------------------------------------------------------

                                                                     Page Number

PART I.  Financial Information

   Item 1.    Financial Statements (unaudited)

                Condensed Consolidated Statements of Earnings (Loss) -
                Three and Nine Months Ended September 27, 2003 and
                September 28, 2002........................................   3

                Condensed Consolidated Balance Sheets -
                September 27, 2003, September 28, 2002 and
                December 31, 2002.........................................   4

                Condensed Consolidated Statement of Stockholders' Equity -
                Nine Months Ended September 27, 2003......................   5

                Condensed Consolidated Statements of Cash Flows - Nine
                Months Ended September 27, 2003 and September 28, 2002....   6

                Notes to Condensed Consolidated Financial Statements......   7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operation..........................   9

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk..  12

   Item 4.    Controls and Procedures.....................................  12

PART II.  Other Information

   Item 6.    Exhibits and Reports on Form 8-K............................  13

Signatures................................................................  14

                                     PART I

Item 1. Financial Statements

        Condensed Consolidated Statements of Earnings (Loss) (unaudited)
                           Chromcraft Revington, Inc.
                      (In thousands, except per share data)

                                                            Three Months Ended          Nine Months Ended
                                                          -----------------------    -----------------------
                                                          Sept. 27,     Sept. 28,    Sept. 27,     Sept. 28,
                                                             2003          2002         2003          2002
                                                          ---------     ---------    ---------     ---------
Sales                                                     $  44,951     $  49,676    $ 138,548     $ 165,150
Cost of sales                                                36,186        38,416      109,150       128,586
                                                          ---------     ---------    ---------     ---------
Gross margin                                                  8,765        11,260       29,398        36,564
Selling, general and administrative expenses                  7,084         7,141       20,993        22,909
Other                                                        (3,650)           --       (3,650)           --
                                                          ---------     ---------    ---------     ---------
Operating income                                              5,331         4,119       12,055        13,655
Interest expense                                                276           525          904         1,194
                                                          ---------     ---------    ---------     ---------
Earnings before income taxes and cumulative
   effect of a change in accounting principle                 5,055         3,594       11,151        12,461
Income tax expense                                            2,436         1,366        4,752         4,735
                                                          ---------     ---------    ---------     ---------
Earnings before cumulative effect of a
   change in accounting principle                             2,619         2,228        6,399         7,726
Cumulative effect of a change in accounting
   principle (net of tax benefit of $1,453)                      --            --           --       (26,727)
                                                          ---------     ---------    ---------     ---------
Net earnings (loss)                                       $   2,619     $   2,228    $   6,399     $ (19,001)
                                                          =========     =========    =========     =========

Net earnings per share of common stock before
cumulative effect of a change in accounting principle
      Basic                                               $     .63     $     .55    $    1.55     $    1.39
      Diluted                                             $     .62     $     .53    $    1.53     $    1.37
Net earnings (loss) per share of common stock after
cumulative effect of a change in accounting principle
     Basic                                                $     .63     $     .55    $    1.55     $   (3.43)
     Diluted                                              $     .62     $     .53    $    1.53     $   (3.43)
Shares used in computing earnings per share
     Basic                                                    4,127         4,059        4,120         5,547
     Diluted                                                  4,209         4,167        4,190         5,655

See accompanying notes to condensed consolidated financial statements

                Condensed Consolidated Balance Sheets (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                   Sept. 27,   Sept. 28,   Dec. 31,
                                                     2003        2002        2002
                                                   --------    --------    --------
     Assets
     ------
Accounts receivable                                $ 23,021    $ 24,030    $ 18,542
Inventories                                          36,400      43,745      39,812
Other assets                                          2,326       5,308       1,040
                                                   --------    --------    --------

     Current assets                                  61,747      73,083      59,394

Property, plant and equipment, net                   35,846      39,586      38,705
Other long-term assets                                1,087       2,022       2,366
                                                   --------    --------    --------

     Total assets                                  $ 98,680    $114,691    $100,465
                                                   ========    ========    ========


     Liabilities and Stockholders' Equity
     ------------------------------------

Current portion of bank debt                       $  6,250    $  5,000    $  5,000
Accounts payable                                      6,177       6,457       5,642
Accrued liabilities                                  12,372      15,927      14,611
                                                   --------    --------    --------

     Current liabilities                             24,799      27,384      25,253

Bank debt                                            17,000      35,050      23,050
Deferred compensation                                 3,024       5,841       2,514
Other long-term liabilities                           2,042       4,020       3,878
                                                   --------    --------    --------

     Total liabilities                               46,865      72,295      54,695

Stockholders' equity                                 51,815      42,396      45,770
                                                   --------    --------    --------

     Total liabilities and stockholders' equity    $ 98,680    $114,691    $100,465
                                                   ========    ========    ========

See accompanying notes to condensed consolidated financial statements

      Condensed Consolidated Statement of Stockholders' Equity (unaudited)
                           Chromcraft Revington, Inc.
                             (Dollars in thousands)

                                               Capital in   Unearned                                  Total
                                   Common      Excess of      ESOP        Retained     Treasury    Stockholders'
                                   Stock       Par Value     Shares       Earnings       Stock        Equity
                                  ------------------------------------------------------------------------------
Balance at January 1, 2003        $     76     $ 12,920     $(19,469)     $ 70,363     $(18,120)     $ 45,770

Net income                              --           --           --         6,399           --         6,399

ESOP compensation expense               --          132          503            --           --           635

Stock option compensation
   expense                              --          148           --            --           --           148

Purchase of treasury stock
       (168,700 shares)                 --           --           --            --       (2,226)       (2,226)

Exercise of stock options
       (103,800 shares)                  1        1,088           --            --           --         1,089
                                  ------------------------------------------------------------------------------

Balance at September 27, 2003     $     77     $ 14,288     $(18,966)     $ 76,762     $(20,346)     $ 51,815
                                  ========     ========     ========      ========     ========      ========

See accompanying notes to condensed consolidated financial statements

           Condensed Consolidated Statements of Cash Flows (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                                       Nine Months Ended
                                                                    -----------------------
                                                                    Sept. 27,     Sept. 28,
                                                                      2003          2002
                                                                    --------      --------
Operating Activities
   Net earnings (loss)                                              $  6,399      $(19,001)
      Adjustments to reconcile net earnings (loss) to
         net cash provided by operating activities
           Depreciation and amortization                               3,412         3,621
           Loss on disposal of property, plant, and equipment             11            97
           Deferred income taxes                                       1,501           525
           Non-cash gain on the resolution of a claim                 (3,650)           --
           Non-cash goodwill impairment loss                              --        26,727
           Non-cash ESOP expenses                                        635           504
           Stock option compensation expense                             148           107
           Changes in assets and liabilities
               Accounts receivable                                    (4,479)       (3,005)
               Inventories                                             3,412          (150)
               Other current assets                                   (1,286)         (196)
               Accounts payable and accrued liabilities                   67         4,081
               Other                                                     412          (496)
                                                                    --------      --------

   Cash provided by operating activities                               6,582        12,814
                                                                    --------      --------

Investing Activities
   Capital expenditures                                                 (566)       (1,321)
   Proceeds on disposal of property, plant and equipment                   2           124
                                                                    --------      --------

   Cash used in investing activities                                    (564)       (1,197)
                                                                    --------      --------

Financing Activities
   Net borrowing (repayment) under a bank revolving credit line       (2,300)       16,300
   Proceeds from a bank term loan                                         --        25,000
   Principal payments on bank term loan                               (2,500)       (1,250)
   Purchase of common stock by ESOP                                       --       (20,000)
   Stock repurchases and related costs                                (2,226)      (40,529)
   Proceeds from exercise of stock options                             1,008           655
                                                                    --------      --------

   Cash used in financing activities                                  (6,018)      (19,824)
                                                                    --------      --------

Decrease in cash and cash equivalents                                     --        (8,207)

Cash and cash equivalents at beginning of period                          --         8,207
                                                                    --------      --------

Cash and cash equivalents at end of period                          $     --      $     --
                                                                    ========      ========

See accompanying notes to condensed consolidated financial statements

        Notes to Condensed Consolidated Financial Statements (unaudited)
                           Chromcraft Revington, Inc.
                               September 27, 2003


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 27, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Note 2. Other Income
--------------------

Operating income for the three and nine months ended September 27, 2003 included a $3,650,000 non-cash gain on the resolution of a claim in connection with the Company's earlier acquisition of a subsidiary.

Note 3.  Inventories
--------------------

The components of inventories consisted of the following:

                                                      (In thousands)
                                           ------------------------------------
                                           Sept. 27,     Sept. 28,     Dec. 31,
                                             2003          2002          2002
                                           --------      --------      --------
Raw materials                              $  9,494      $ 13,256      $ 11,988
Work in process                               6,634         7,292         7,396
Finished goods                               22,407        25,431        22,437
                                           --------      --------      --------
Inventories at FIFO cost                     38,535        45,979        41,821
LIFO reserve                                 (2,135)       (2,234)       (2,009)
                                           --------      --------      --------
                                           $ 36,400      $ 43,745      $ 39,812
                                           ========      ========      ========

Note 4.  Bank Debt
------------------

Long term bank debt consisted of the following:

                                                      (In thousands)
                                           ------------------------------------
                                           Sept. 27,     Sept. 28,     Dec. 31,
                                             2003          2002          2002
                                           --------      --------      --------
Term loan                                  $ 18,750      $ 23,750      $ 21,250
Revolving credit line                         4,500        16,300         6,800
                                           --------      --------      --------
                                             23,250        40,050        28,050
Less current portion of term loan             6,250         5,000         5,000
                                           --------      --------      --------
                                           $ 17,000      $ 35,050      $ 23,050
                                           ========      ========      ========

Note 5.  Accrued Liabilities
----------------------------

Accrued liabilities consisted of the following:

                                                  (In thousands)
                                        -----------------------------------
                                        Sept. 27,    Sept. 28,     Dec. 31,
                                           2003         2002         2002
                                        ---------    ---------     --------
Salaries, wages and commissions          $ 1,786      $ 1,650      $ 1,333
Health and benefit plans                   1,553        1,842        1,922
Vacation and holiday pay                   1,311        1,422        1,027
Workers' compensation plans                  879        1,571        1,215
Profit sharing and bonus                     650        1,945        2,450
Other                                      6,193        7,497        6,664
                                         -------      -------      -------
                                         $12,372      $15,927      $14,611
                                         =======      =======      =======

Note 6.  Employee Stock Ownership Plan
--------------------------------------

Chromcraft Revington sponsors a leveraged employee stock ownership plan ("ESOP") that covers substantially all employees who have completed six months of service. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust's repayment of the loan from the Company. As the ESOP loan is repaid, shares are released and allocated to ESOP accounts of active employees based on the proportion of the loan and related interest paid in the year. Unearned ESOP shares are reported as a reduction of stockholders' equity as reflected in the Condensed Consolidated Statements of Stockholders' Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense, a non-cash charge, was $219,000 and $635,000 for the three and nine months ended September 27, 2003, respectively, compared to $224,000 and $504,000 for the three and nine months ended September 28, 2002, respectively. ESOP shares consisted of the following:

                                                  (In thousands)
                                        -----------------------------------
                                        Sept. 27,    Sept. 28,     Dec. 31,
                                           2003         2002         2002
                                        ---------    ---------     --------
Allocated shares                              53           --           53
Shares committed to be released               50           36           --
Unearned ESOP shares                       1,897        1,964        1,947
                                         -------      -------      -------
Total ESOP shares                          2,000        2,000        2,000
                                         =======      =======      =======

Unearned ESOP shares, at cost            $18,966      $19,636      $19,469
                                         =======      =======      =======
Fair value of unearned ESOP shares       $23,542      $25,998      $25,407
                                         =======      =======      =======

Note 7.  Earnings per Share of Common Stock
-------------------------------------------

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 82,000 and 70,000 for the three and nine months ended September 27, 2003, respectively, and 108,000 and 108,000 for the three and nine months ended September 28, 2002, respectively.

Certain options to purchase shares of common stock were outstanding during the third quarter and first nine months of 2003 and 2002, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods and, therefore, their effect would be antidilutive. Options excluded from the computation of diluted earnings per share and their weighted average exercise prices were as follows:

                            2003                       2002
                     -------------------        -------------------
                                Average                    Average
                                Exercise                   Exercise
                     Shares      Price          Shares      Price
                     ------     -------         ------     -------
Third quarter        200,560    $ 15.56         138,900    $ 16.61
First nine months    215,560    $ 15.35         138,900    $ 16.61

Note 8.  Stock Based Compensation
---------------------------------

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

                                         Three Months Ended    Nine Months Ended
                                        --------------------  --------------------
                                        Sept. 27,  Sept. 28,  Sept. 27,   Sept. 28,
                                          2003       2002       2003        2002
                                        ---------  ---------  ---------   ---------
Net earnings (loss), as reported         $ 2,619    $ 2,228    $ 6,399    $(19,001)
Add:  Stock-based employee
   compensation expense included
   in reported net earnings (loss),
   net of related tax effects                 31         30         92          66
Deduct:  Total stock-based employee
   compensation expense determined
   under fair-value based method for
   all awards net of related tax effects     (98)       (95)      (629)       (318)
                                         -------    -------    -------    --------
Pro forma net earnings (loss)            $ 2,552    $ 2,163    $ 5,862    $(19,253)
                                         =======    =======    =======    ========


Earnings (loss) per share
   Basic - as reported                   $   .63    $   .55    $  1.55    $  (3.43)
   Basic - pro forma                     $   .62    $   .53    $  1.42    $  (3.47)

   Diluted - as reported                 $   .62    $   .53    $  1.53    $  (3.43)
   Diluted - pro forma                   $   .61    $   .53    $  1.41    $  (3.47)

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

The following table sets forth the Condensed Consolidated Statements of Earnings
(Loss) of Chromcraft Revington for the three and nine months ended September 27, 2003 and September 28, 2002 expressed as a percentage of sales.

                                    Three Months Ended      Nine Months Ended
                                   ---------------------  ---------------------
                                   Sept. 27,   Sept. 28,  Sept. 27,   Sept. 28,
                                     2003        2002       2003        2002
                                   ---------   ---------  ---------   ---------
Sales                               100.0 %     100.0 %    100.0 %     100.0 %
Cost of sales                        80.5        77.3       78.8        77.9
                                   --------    --------   --------    --------
Gross margin                         19.5        22.7       21.2        22.1
Selling, general and
   administrative expenses           15.7        14.4       15.1        13.9
Other                                (8.1)         --       (2.6)         --
                                   --------    --------   --------    --------
Operating income                     11.9         8.3        8.7         8.2
Interest expense                       .6         1.1         .7          .7
                                   --------    --------   --------    --------
Earnings before income taxes
   and cumulative effect of a
   change in accounting principle    11.3         7.2        8.0         7.5
Income tax expense                    5.5         2.7        3.4         2.8
                                   --------    --------   --------    --------
Earnings before cumulative            5.8         4.5        4.6         4.7
   effect of a change in
   accounting principle
Cumulative effect of a change
   in accounting principle             --            --       --       (16.2)
                                   --------    --------   --------    --------
Net earnings (loss)                   5.8 %       4.5 %      4.6 %     (11.5)%
                                   ========    ========   ========    ========

Three and Nine Months Ended September 27, 2003 Compared to Three and Nine Months Ended September 28, 2002
--------------------------------------------------------------------------------

Consolidated sales for the three months ended September 27, 2003 decreased 9.5% to $44,951,000 compared to $49,676,000 for the prior year period. For the first nine months of 2003, consolidated sales decreased 16.1% to $138,548,000 compared to sales of $165,150,000 for the same period last year. The 2003 sales decline was primarily due to import competition and a weak economic environment. Shipments of dining room, bedroom, occasional and commercial furniture were lower for the three and nine months ended September 27, 2003, as compared to the prior year periods. Shipments of upholstered furniture were slightly higher in the third quarter as compared to the same period in 2002. For the first nine months of 2003, upholstered furniture shipments were lower as compared to the prior year period. In general, selling prices for the first nine months of 2003 were at approximately the same level as compared to the prior year period.

Gross margin decreased $2,495,000 to $8,765,000, or 19.5% of sales, for the three months ended September 27, 2003 from $11,260,000, or 22.7% of sales, for the same period in 2002. Gross margin decreased $7,166,000 to $29,398,000, or 21.2% of sales, for the nine months ended September 27, 2003 from $36,564,000, or 22.1% of sales, for the same period in 2002. Gross margin in the 2003 periods decreased by $950,000 for an inventory write down for slow moving bedroom furniture. The impact of the inventory write down was partially offset by lower workers compensation expense of $244,000 and

$868,000 for the three and nine month periods in 2003, respectively, as compared to prior year periods. Excluding these items, the gross margin percentage decrease in 2003 was primarily due to reduced production levels which impacted fixed cost absorption.

Operating income for the three and nine months ended September 27, 2003 included a $3,650,000 non-recurring non-cash gain on the resolution of a claim in connection with the Company's earlier acquisition of a subsidiary.

Selling, general and administrative expenses decreased $57,000 to $7,084,000, or 15.7% of sales, for the three months ended September 27, 2003 from $7,141,000, or 14.4% of sales, for the same period in 2002. The cost percentage increase was primarily due to an increase in advertising and related expenses and fixed costs spread over a lower sales volume.

Selling, general and administrative expenses decreased $1,916,000 to $20,993,000, or 15.1% of sales, for the nine months ended September 27, 2003 from $22,909,000, or 13.9% of sales, for the same period in 2002. The lower expense in 2003 was due, in part, to reduced incentive compensation of $1,071,000. The higher cost percentage for the first nine months of 2003 was primarily due to fixed costs spread over a lower sales volume.

Interest expense for the three and nine months ended September 27, 2003 was $276,000 and $904,000, respectively, compared to $525,000 and $1,194,000 for the same periods in 2002, respectively. The decrease in interest expense for 2003 was primarily due to lower bank borrowings. Bank debt was reduced in 2003 from excess cash flow generated from operations.

Chromcraft Revington's effective income tax rate was 48.2% and 42.6% for the three and nine months ended September 27, 2003, respectively, compared to 38.0% for the same periods in 2002, respectively. The effective income tax rate was higher in 2003 due to additional income tax expense of $515,000 for a change in the estimate of the tax basis of certain acquired assets.

The Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002 and recorded a one time non-cash transition charge of $26,727,000 (net of tax benefit) for impairment of goodwill in the first quarter of 2002. The loss was recorded as a cumulative effect of a change in accounting principle.

Earnings per share on a diluted basis was $.62 and $1.53 for the three and nine month periods ended September 27, 2003, respectively, as compared to diluted earnings per share before an accounting change of $.53 and $1.37 for the same periods in 2002, respectively. The $3,650,000 non-cash gain on the resolution of a claim in connection with the Company's earlier acquisition of a subsidiary added $.54 to earnings per share on a diluted basis in 2003.

The number of weighted average shares outstanding used in the calculation of diluted earnings per share was 4,190,000 for the nine month period ended September 27, 2003 compared to 5,655,000 for the same period last year. The lower average number of shares outstanding in the first half of 2003, as compared to the prior year period, was primarily due to the purchase of 5,695,418 shares of Company common stock by Chromcraft Revington and its employee stock ownership plan that was completed on March 15, 2002.

Liquidity and Capital Resources
-------------------------------

Operating activities provided $6,582,000 of cash during the nine months ended September 27, 2003, as compared to $12,814,000 for the same period last year. The decrease in cash flow from operating activities in 2003 was primarily due to lower cash earnings and an increase in working capital investment.

Investing activities used $564,000 of cash for net capital expenditures during the first nine months of 2003 as compared to $1,197,000 during the same period last year. Chromcraft Revington expects capital expenditures in 2003 to be less than $1,000,000.

Financing activities for the first nine months of 2003 used $4,800,000 of cash to reduce bank indebtedness and $2,226,000 of cash to acquire 168,700 shares of Chromcraft Revington common stock. In addition, stock option exercises provided $1,008,000 of cash in 2003.

Financing activities for the first nine months of 2002 used cash to purchase and cancel 3,695,418 shares of Chromcraft Revington common stock. In addition, during 2002, the Company's employee stock ownership plan trust purchased 2,000,000 shares of Chromcraft Revington common stock. The funds required to pay for these common stock purchases were obtained from bank borrowings and available cash.

Management expects that cash flow from operations and availability under its bank revolving credit line will continue to be sufficient to meet future liquidity needs. At September 27, 2003, Chromcraft Revington had approximately $38,100,000 in unused availability under its bank revolving credit line.

Critical Accounting Policies
----------------------------

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the year ended December 31, 2002.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be generally identified as such because they include future tense or dates, or are not historical or current facts, or include words such as "expects" or "plans" or words of similar import. Forward-looking statements are not guarantees of results or performance and are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated as of the date of this report.

Among such risks and uncertainties are general economic conditions; import and domestic competition in the furniture industry; cyclical nature of the furniture industry; changes in relationships with customers; customer acceptance of existing and new products; delays or disruptions in the shipment of Chromcraft Revington's products; new home and office construction; international conflict and other factors that generally affect its business.

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


                                     Part II


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (a)   Exhibits

         31.1 Certification of Chief Executive Officer required pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

         31.2 Certification of Chief Financial Officer required pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

         32.1 Certifications of Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


   (b)   Reports on Form 8-K

         On July 23, 2003, Chromcraft Revington, Inc. filed a report on Form 8-K, announcing second quarter 2003 operating results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Chromcraft Revington, Inc.
                                      ---------------------------------------
                                      (Registrant)


Date: November 6, 2003          By:   /s/ Frank T. Kane
      ----------------                ---------------------------------------
                                      Frank T. Kane
                                      Vice President-Finance
                                      (Duly Authorized Officer and Principal
                                      Accounting and Financial Officer)