Form 10-K
period 2003-12-31
CHROMCRAFT REVINGTON INC
filed 2004-03-05
CIK 884130

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                       or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      AND EXCHANGE ACT OF 1934

        For the transition period from                      to
                                       -------------------     -----------------

                         Commission file number 1-13970

                           CHROMCRAFT REVINGTON, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         35-1848094
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                 1100 North Washington Street, Delphi, IN 46923
--------------------------------------------------------------------------------
                  (Address, including zip code, of registrant's
                          principal executive offices)

                                 (765) 564-3500
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 17, 2004, there were 5,966,890 shares of the registrant's common stock ($.01 par value) outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 27, 2003 was $49.2 million.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of stockholders to be held May 4, 2004 are incorporated by reference into Part III.

================================================================================

                                                      INDEX

---------------------------------------------------------------------------------------------------------

                                                                                              Page Number
                                                                                              -----------
PART I

     Item 1.       Business........................................................................  2
     Item 2.       Properties......................................................................  5
     Item 3.       Legal Proceedings...............................................................  5
     Item 4.       Submission of Matters to a Vote of Security Holders.............................  5

PART II

     Item 5.       Market for the Registrant's Common Equity, Related
                   Stockholder Matters and Issuer Purchases of Equity Securities...................  6
     Item 6.       Selected Financial Data.........................................................  7
     Item 7.       Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.......................................................  8
     Item 7A.      Quantitative and Qualitative Disclosures about Market Risk...................... 13
     Item 8.       Financial Statements and Supplementary Data..................................... 13
     Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................................ 13
      Item 9A.     Controls and Procedures......................................................... 13

PART III

     Item 10.      Directors and Executive Officers of the Registrant ............................. 14
     Item 11.      Executive Compensation.......................................................... 14
     Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related
                   Stockholder Matters............................................................. 14
     Item 13.      Certain Relationships and Related Transactions.................................. 14
     Item 14.      Principal Accountant Fees and Services.......................................... 14

PART IV

     Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K................. 15

Signatures         ................................................................................ 19

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

In April 1995, Chromcraft Revington acquired Silver Furniture, a distributor of imported occasional furniture. Silver Furniture is located in Knoxville, Tennessee. In November 1996, Chromcraft Revington acquired Cochrane Furniture, a manufacturer of dining room, bedroom and upholstered furniture. Cochrane Furniture has manufacturing facilities in Lincolnton and Warrenton, North Carolina. In September 1999, Chromcraft Revington acquired Korn Industries, based in Sumter, South Carolina. Korn Industries manufactures and sells bedroom and dining room furniture through its Sumter Cabinet Company ("Sumter Cabinet") division.

In March 2002, Chromcraft Revington and its newly formed Employee Stock Ownership Trust ("ESOP Trust") purchased 5,695,418 shares of Chromcraft Revington common stock from Court Square Capital Limited ("Court Square") for a total purchase price of $60,529,000. The ESOP Trust purchased 2,000,000 of the shares from Court Square for $20,000,000, using funds borrowed from Chromcraft Revington, with the remainder of the shares purchased by Chromcraft Revington. The transaction was financed with available cash and bank borrowings. At December 31, 2003, the ESOP Trust held approximately 33.5% of the issued and outstanding shares of Chromcraft Revington's common stock.

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

Products and Distribution

Occasional Furniture
Medium-priced occasional furniture, including tables, bookcases, entertainment centers, library and modular wall units and curio cabinets in traditional, contemporary and country styles, are manufactured and sold under the Peters-Revington brand name. Occasional furniture is manufactured primarily from American hardwoods, such as oak, cherry, ash and maple. Many Peters-Revington table collections include twelve or more pieces in matching styles. In addition, different pieces of occasional furniture incorporate the same design and styling themes, thereby enabling consumers to coordinate furniture for the same room. Peters-Revington's furniture is sold in the United States and Canada through independent sales representatives primarily to independent furniture retailers.

Entry level-to-medium priced occasional tables and entertainment centers are imported and sold under the Silver Furniture brand name. These products are generally designed with a contemporary appeal and unique styling. Silver Furniture tables are constructed using a variety of materials, including wood, medium-density fiberboard, glass and metal. Silver's occasional furniture is sourced mainly from factories located in the Pacific Rim. Imported furniture is purchased in U.S. dollars and, as a result, Chromcraft Revington is not subject to foreign exchange risk. Silver Furniture occasional furniture is sold primarily in the United States and Canada through company sales personnel to national and regional furniture retailers and through independent sales representatives to independent furniture retailers.

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

Solid wood dining room furniture, primarily in oak, cherry, ash or maple, is manufactured and sold at medium price points under the Cochrane Furniture brand name and at mid-to-higher price points under the Sumter Cabinet brand name. Dining room furniture includes a broad line of tables, armed and side chairs, buffets, china cabinets and serving pieces, mainly in traditional or country styling. Cochrane Furniture dining room tables are offered in solid wood or a high pressure laminate table top. Sumter Cabinet dining room tables feature solid wood tops, leaves, and legs. Dining room furniture is sold primarily in the United States through independent sales representatives to regional and independent furniture retail stores.

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

Raw Materials

Major raw materials are wood, steel, fabrics, glass, medium-density fiberboard, wood finishing materials, cartons, foam for cushions and paddings and mechanisms. Suppliers are selected for their ability to deliver high quality products on a timely basis and at competitive prices. Chromcraft Revington believes that supplies of raw materials are available in sufficient quantities from an adequate number of suppliers. No significant shortages of raw materials were experienced during 2003.

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

Competition

The U.S. furniture industry is highly fragmented and Chromcraft Revington encounters intense domestic and import competition in the sale of all its products. In recent years, low-cost foreign competitors, primarily from China, have significantly increased shipments into the United States. Many of Chromcraft Revington's competitors, some of which are larger and have greater financial resources, produce a number of products which are not competitive with Chromcraft Revington's products. In many cases, such companies do not disclose the portion of their sales attributable to products similar to those manufactured by Chromcraft Revington. It is, therefore, impractical to state with any certainty Chromcraft Revington's relative position in a particular product line. Competition in Chromcraft Revington's products is in the form of the quality of its products, service and selling prices.

Backlog

Chromcraft Revington's backlog of sales orders was approximately $15.8 million at December 31, 2003, as compared to approximately $16.2 million at December 31, 2002. Order backlog at any particular time is not necessarily indicative of the level of future shipments.

Environment

Chromcraft Revington believes it is in compliance in all material respects with all federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the environment and establish standards for the treatment of hazardous wastes.

Employees

Chromcraft Revington employs a total of approximately 1,500 people.

Additional Information

Chromcraft Revington files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Stockholders may inspect and copy these materials at the Public Reference Room maintained by the SEC at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on the operation of the Public Reference Room. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of the site is http://www.sec.gov. Copies of the Company's annual, quarterly and current reports will be available to stockholders without charge upon request to: Corporate Secretary, Chromcraft Revington, Inc., 1100 North Washington Street, Delphi, IN 46923.


Item 2.  Properties
--------------------------------------------------------------------------------

The following table summarizes Chromcraft Revington's facilities as of December 31, 2003.

                   Square                      Type of           Owned/
   Location         Feet       Operations     Furniture          Leased
   --------         ----       ----------     ---------          ------

Delphi, IN        519,000    Manufacturing/    Occasional/      Owned
                              warehousing       bedroom

Knoxville, TN     160,000    Warehousing       Occasional       Owned

Lincolnton, NC    368,000    Manufacturing/    Dining room/     Owned
                              warehousing       bedroom

Lincolnton, NC    152,000    Manufacturing     Upholstery       Owned

Lincolnton, NC    159,000    Warehousing       Upholstery       Owned

Senatobia, MS     560,000    Manufacturing/    Dining room/     Leased
                              warehousing       commercial      (expires 2061)

Sumter, SC        521,000    Manufacturing/    Dining room/     Owned
                              warehousing       bedroom

Warrenton, NC     166,000    Manufacturing     Dining room/     Owned
                                                bedroom


Chromcraft Revington also leases trucks, trailers and other transportation equipment and showroom facilities in High Point, North Carolina and Chicago, Illinois. Management believes the properties and equipment of its subsidiaries are well maintained, in good operating condition and adequate to support present operations. All of the owned properties and equipment are pledged as collateral under Chromcraft Revington's bank agreement.


Item 3.  Legal Proceedings
--------------------------------------------------------------------------------
Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------
Not applicable.

                                     PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------

Chromcraft Revington's common stock is traded on the New York Stock Exchange under the ticker symbol "CRC". The following table sets forth the high and low prices, as reported on the New York Stock Exchange.

                                2003                       2002
                       ----------------------    ----------------------
                          High         Low          High         Low
                       ---------    ---------    ---------    ---------

First quarter          $   13.35    $   12.15    $   12.80    $   10.30
Second quarter             13.06        10.76        16.50        12.65
Third quarter              13.61        12.05        14.96        12.30
Fourth quarter             13.05        11.02        13.65        12.30


As of February 17, 2004, there were approximately 44 security holders of record of Chromcraft Revington's common stock. The Company has never paid cash dividends on shares of its common stock. Under its bank agreement, Chromcraft Revington is not permitted to pay cash dividends. On February 17, 2004, the closing price of Chromcraft Revington's common stock was $13.10 as reported by the New York Stock Exchange.


Equity Compensation Plan Information
------------------------------------

The following table provides certain information as of December 31, 2003 with respect to the Company's equity compensation plans under which equity securities of the Company are authorized for issuance.

                                   Number of securities                                   Number of securities
                                    to be issued upon                                    remaining available for
                                       exercise of               Weighted                 future issuance under
                                       outstanding        average exercise price of        equity compensation
                                    options, warrants        outstanding options,      plans (excluding securities
Plan Category                          and rights            warrants and rights      reflected in the first column)
--------------------------------   --------------------   --------------------------  ------------------------------
Equity compensation plans
approved by security holders(1)          908,865                    $11.88                         194,627

Equity compensation plans not
approved by security holders(2)           -                          -                              -
                                   --------------------   --------------------------  ------------------------------
Total                                    908,865                    $11.88                         194,627
                                   =====================  ==========================  ==============================

(1) Includes the Chromcraft Revington, Inc. 1992 Stock Option Plan as amended and restated effective March 15, 2002 and the Directors' Stock Option Plan of Chromcraft Revington, Inc., effective January 1, 2002.
(2) The Company has no equity compensation plan that has not been authorized by its stockholders.

Item 6.  Selected Financial Data
--------------------------------------------------------------------------------

                                                                    Year Ended December 31,
                                                  -----------------------------------------------------------
(In thousands, except per share data)               2003         2002         2001        2000       1999 (c)
                                                  ---------    ---------    ---------   ---------   ---------
Operating Results
Sales                                             $ 184,228    $ 214,186    $ 228,492   $ 270,555   $ 256,010
Cost of sales                                       145,592      164,745      180,434     208,056     198,822
                                                  ---------    ---------    ---------   ---------   ---------
Gross margin                                         38,636       49,441       48,058      62,499      57,188
Selling, general and administrative expenses         27,263       30,364       30,087      35,163      34,554
Other (income) (a)                                   (3,650)          --           --          --          --
                                                  ---------    ---------    ---------   ---------   ---------
Operating income                                     15,023       19,077       17,971      27,336      22,634
Interest expense                                      1,147        1,758          687       2,008         988
                                                  ---------    ---------    ---------   ---------   ---------
Earnings before income taxes
    and accounting change                            13,876       17,319       17,284      25,328      21,646
Income tax expense                                    5,788        6,581        6,741       9,878       8,572
                                                  ---------    ---------    ---------   ---------   ---------
Earnings before accounting change                     8,088       10,738       10,543      15,450      13,074
Cumulative effect of an accounting
    change (net of tax benefit)                          --      (26,727)          --          --          --
                                                  ---------    ---------    ---------   ---------   ---------
Net earnings (loss)                               $   8,088    $ (15,989)   $  10,543   $  15,450   $  13,074
                                                  =========    =========    =========   =========   =========

Earnings per share of common stock
    before accounting change
       Basic                                      $    1.97    $    2.08    $    1.10   $    1.59   $    1.25
                                                  =========    =========    =========   =========   =========
       Diluted                                    $    1.94    $    2.04    $    1.09   $    1.57   $    1.22
                                                  =========    =========    =========   =========   =========

Earnings (loss) per share of common
    stock after accounting change
       Basic                                      $    1.97    $   (3.09)   $    1.10   $    1.59   $    1.25
                                                  =========    =========    =========   =========   =========
       Diluted                                    $    1.94    $   (3.09)   $    1.09   $    1.57   $    1.22
                                                  =========    =========    =========   =========   =========

Shares used in computing earnings per share (b)
       Basic                                          4,109        5,168        9,577       9,727      10,448
       Diluted                                        4,173        5,273        9,685       9,847      10,720

Financial Position (December 31,)
Cash and cash equivalents                         $      --    $      --    $   8,207   $     441   $   1,148
Working capital                                      35,044       39,141       52,064      64,210      59,615
Total assets                                         85,900      100,465      149,068     160,092     159,135
Total bank debt                                      12,050       28,050           --      19,200      26,700
Stockholders' equity                                 53,798       45,770      120,744     110,245      99,770

Other Data
Depreciation and amortization                     $   4,188    $   4,718    $   6,109   $   5,855   $   4,947
Capital expenditures                                    674        1,538        2,191       4,953       3,630

                                                      --------------------

(a) Resolution of a claim that existed as part of the Company's earlier acquisition of a subsidiary.
(b) The lower average number of shares used in computing earnings per share in 2002 and 2003, as compared to the prior year periods, was primarily due to the purchase of 5,695,418 shares of Company common stock by Chromcraft Revington and its ESOP Trust that was completed on March 15, 2002.
(c) Korn Industries is included in Chromcraft Revington's consolidated financial results from its acquisition date of September 2, 1999.

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------

Overview

For the year ended December 31, 2003, Chromcraft Revington had lower sales and net earnings of $184,228,000 and $8,088,000, respectively, compared to sales and net earnings before an accounting change of $214,186,000 and $10,738,000, respectively, in 2002. Sales for 2003 were negatively impacted by foreign import competition and a weak economic environment. Earnings were lower primarily due to the lower sales volume and a reduced production level, which impacted fixed cost absorption and manufacturing efficiencies. Earnings for 2003 included a $3,650,000 pre-tax non-cash gain, or $2,263,000 on an after-tax basis, for the resolution of a claim in connection with the Company's earlier acquisition of a subsidiary.

Chromcraft Revington encounters intense domestic and import competition in the sale of all its products. Furniture imports into the U.S. continue to grow at double digit rates with the majority of the growth coming from China. Foreign importers compete based on price, utilizing their low wage and overhead cost structure. In addition, China's government continues to hold its currency value fixed to the U.S. dollar, which has helped to keep its goods cheaper, thereby increasing its exports. Low-cost imports and the global oversupply of furniture capacity have begun to cause deflationary pricing pressures in the U.S. market. These competitive conditions are expected to continue.

Significant factors that influence furniture sales include consumer confidence levels, interest rates, consumer spending and new and existing home sales.

Chromcraft Revington's business strategy is to operate as a low-cost, high-quality manufacturer and distributor of residential and commercial furniture. In response to the reduced sales level, the Company has adjusted production schedules to lower inventories, implemented cost reduction programs and reduced employment levels. Also, the Company has supplemented its domestic manufacturing with imports of low-cost, labor-intensive furniture components and finished furniture from the Far East. Using this blended approach of domestic manufacturing and selective importing, the Company believes it is better able to control the quality of furniture and service to its customers. Chromcraft Revington's competitiveness with producers from other countries is influenced by transportation costs, timely delivery of furniture to retailers and product differentiation.

The Company has several operating segments, some of which have been impacted more severely than others from the reduced sales volume. As a result, Chromcraft Revington may need to consolidate or curtail operations in the future if operating results or business conditions do not improve. Also, the Company's operating units have experienced inflationary price increases in raw materials and other costs. The Company is seeking ways to mitigate this impact through product engineering, offshore sourcing of low-cost inventory components and material substitution. Due to the competitive environment, the Company does not expect to be able to pass through any significant cost increases to its customers in the near future.

Results of Operations

The following table sets forth the results of operations of Chromcraft Revington for the years ended December 31, 2003, 2002 and 2001 expressed as a percentage of sales.

                                                      Year Ended December 31,
                                                      -----------------------
                                                        2003    2002    2001
                                                       ------  ------  ------

Sales                                                  100.0 % 100.0 % 100.0 %
Cost of sales                                           79.0    76.9    79.0
                                                       -----   -----   -----
Gross margin                                            21.0    23.1    21.0
Selling, general and administrative expenses            14.8    14.2    13.1
Other (income)                                          (2.0)     --      --
                                                       -----   -----   -----
Operating income                                         8.2     8.9     7.9
Interest expense                                          .7      .8      .3
                                                       -----   -----   -----
Earnings before income taxes and cumulative
   effect of a change in accounting principle            7.5     8.1     7.6
Income tax expense                                       3.1     3.1     3.0
                                                       -----   -----   -----
Earnings before cumulative effect of
   a change in accounting principle                      4.4     5.0     4.6
Cumulative effect of a change in accounting principle     --   (12.5)     --
                                                       -----   -----   -----
Net earnings (loss)                                     4.4 %   (7.5)%   4.6 %
                                                       =====   =====   =====

2003 Compared to 2002

Consolidated sales for the year ended December 31, 2003 were $184,228,000, a 14.0% decrease from sales of $214,186,000 for the year ended December 31, 2002. Shipments of all residential furniture categories were lower during 2003 as compared to 2002. Commercial furniture shipments were slightly higher as compared to 2002. The sales decline in 2003 was primarily due to a lower number of units sold, attributable to foreign import competition and a weak economic environment. Selling prices in 2003 remained unchanged from the prior year.

Gross margin was $38,636,000, or 21.0% of sales, in 2003, as compared to $49,441,000, or 23.1% of sales in 2002. The decrease in gross margin percentage was primarily due to a reduced production level, which impacted fixed cost absorption and manufacturing efficiencies. In addition, gross margin in 2003 was reduced by a $950,000 write down for slow moving bedroom furniture. In response to the lower sales volume, the Company continues to reduce costs and lower employment levels.

Selling, general and administrative expenses decreased $3,101,000 to $27,263,000 from $30,364,000 in 2002. The lower expense in 2003 was primarily due to a decrease in sales commission expense of $1,399,000 and reduced performance based compensation of $1,258,000.

Operating income was $15,023,000 in 2003 as compared to $19,077,000 in 2002. Operating income for 2003 includes a $3,650,000 non-recurring non-cash gain on the resolution of a claim in connection with the Company's earlier acquisition of a subsidiary.

Interest expense decreased to $1,147,000 in 2003 from $1,758,000 in 2002. The lower interest expense for 2003 was primarily due to a decrease in bank borrowings.

Chromcraft Revington's effective income tax rate was 41.7% for the year ended December 31, 2003 as compared to 38.0% for the year ended December 31, 2002. The effective income tax rate was higher in 2003 primarily due to additional income tax expense of $515,000 for a change in the tax basis of certain acquired assets.

Earnings per share on a diluted basis were $1.94 in 2003 as compared to diluted earnings per share before an accounting change of $2.04 in 2002. For the year ended December 31, 2003, shares used in computing diluted earnings per share decreased to 4,173,000 from 5,273,000 for 2002. The lower number of shares used in 2003 was primarily due to the purchase of 5,695,418 shares of Company common stock by Chromcraft Revington and the ESOP Trust that was completed on March 15, 2002.

2002 Compared to 2001

Consolidated sales for the year ended December 31, 2002 were $214,186,000, a 6.3% decrease from sales of $228,492,000 for the year ended December 31, 2001. Shipments of occasional, dining room, bedroom, upholstered and commercial furniture were lower during 2002 as compared to 2001. The residential furniture sales decline was mainly due to a weak economic environment and increased import competition, primarily from China. Shipments of commercial furniture were impacted by a downturn in the office furniture industry. In general, selling prices were at approximately the same level as compared to the prior year.

Gross margin was $49,441,000, or 23.1% of sales, in 2002, as compared to $48,058,000, or 21.0% of sales, in 2001. The increase in gross margin percentage was primarily due to improved operating efficiencies, cost reductions, and a more favorable product mix. In 2002, cost reductions included sourcing of low-cost furniture components primarily from China.

Selling, general and administrative expenses increased $277,000 to $30,364,000 in 2002 from $30,087,000 in 2001. Selling, general and administrative expenses, as a percentage of sales, were 14.2% for 2002 as compared to 13.1% for 2001. The expense percentage increase for 2002 was primarily due to higher compensation-related expenses, partially offset by the Company not recording goodwill amortization expense of $1,304,000 due to the adoption of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142").

Interest expense increased to $1,758,000 in 2002 from $687,000 in 2001. The higher interest expense for 2002 was due to higher average bank borrowings during 2002.

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

Diluted earnings per share before the accounting change were $2.04 in 2002 as compared to $1.09 in 2001. For the year ended December 31, 2002, shares used in computing diluted earnings per share decreased to 5,273,000 from 9,685,000 for 2001. The reduction in the number of shares in 2002 was primarily due to the purchase of 5,695,418 shares of Company common stock by Chromcraft Revington and the ESOP Trust that was completed March 15, 2002.

Liquidity and Capital Resources

Operating activities provided $17,870,000 of cash during the year ended December 31, 2003, a decrease of $7,149,000 from the amount provided in 2002. The decrease in cash flow in 2003 was primarily due to lower cash earnings. In 2003, a decrease in inventories generated cash of $8,944,000. Inventories were reduced in response to the lower sales activity. The Company does not anticipate a further reduction in inventories in 2004.

Investing activities used $652,000 of cash for net capital expenditures during the year ended December 31, 2003 as compared to $1,413,000 during 2002. Chromcraft Revington expects to spend approximately $2,000,000 for capital expenditures in 2004.

Financing activities used $17,218,000 of cash during 2003 primarily to reduce bank debt and to acquire shares of Company common stock. During 2003, the Company acquired 168,700 shares of its common stock for $2,225,860, or approximately $13.19 per share. The share repurchase includes 98,200 shares purchased from the Company's Chairman, President and Chief Executive Officer for $1,303,605, or $13.275 per share with the share price determined based on an average selling price of the Company's common stock prior to the sale date.

Financing activities used $31,813,000 of cash during 2002. On March 15, 2002, Chromcraft Revington and its newly formed ESOP Trust purchased 5,695,418 shares of Company common stock from Court Square for a total purchase price of $60,529,000. The ESOP Trust purchased 2,000,000 of the shares for $20,000,000, using funds borrowed from the Company, with the remainder of the shares purchased by the Company. The transaction was financed with available cash and bank borrowings

Under its bank agreement, interest rates under the term loan and revolving credit line are determined at the time of borrowing at either the prime rate or LIBOR plus a spread based on a leverage ratio. The weighted average interest rate on borrowings outstanding at December 31, 2003 was 2.5%. The Company has $1,997,000 of standby letters of credit outstanding at December 31, 2003 in connection with workers compensation insurance programs. These letters of credit expire on December 6, 2004 and are generally renewed annually.

Management expects that cash flow from operations and availability under its bank revolving credit line will continue to be sufficient to meet future liquidity needs. At December 31, 2003, Chromcraft Revington had $36,600,000 in unused availability under a bank revolving credit line that matures in 2007. Chromcraft Revington expects to generate excess cash flow in 2004 which will be used to reduce bank debt, repurchase Company common stock or for general corporate purposes.

Contractual Obligations

The following table summarizes the Company's contractual obligations at December 31, 2003:

                                                              Payments Due by Period
                                               ------------------------------------------------
                                                        Less than   1 - 3     4 - 5   More than
                (In thousands)                  Total     1 Year    Years     Years    5 Years
--------------------------------------------    -----     ------    -----     -----    -------
Bank debt
   Term loan                                   $ 9,250   $ 5,000   $ 4,250   $    --   $    --
   Revolving credit line                         2,800        --        --     2,800        --
Operating leases                                 1,153       938       209         6        --
Other long-term liabilities
   (less non-current deferred taxes of $921)     4,177       168       679     1,595     1,735
                                               -------   -------   -------   -------   -------

Total contractual cash obligations             $17,380   $ 6,106   $ 5,138   $ 4,401   $ 1,735
                                               =======   =======   =======   =======   =======

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

Inventories
-----------

Inventories are valued at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) basis represent approximately 57% of total inventories at December 31, 2003. All remaining inventories are valued using the first-in, first-out (FIFO) basis. The Company evaluates its inventories for excess or slow moving items based on sales order activity and expected market changes. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

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

Property, Plant and Equipment
-----------------------------

The Company reviews for impairment of long-lived assets whenever events or changes in facts and circumstances indicate the possibility that the carrying value may not be recoverable. Factors that may trigger an impairment evaluation include under-performance relative to historical or projected future operating results and significant negative industry or economic trends. If the forecast of undiscounted future cash flows is less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to fair value will be recognized in the current period.

Recently Issued Accounting Standards
------------------------------------

In January 2003, The Financial Accounting Standards Board ("FASB") issued Interpretation 46, Consolidation of Variable Interest Entities ("Interpretation 46"), which addresses the consolidation of certain entities in which a company has a controlling financial interest through means other than voting rights. This interpretation was revised in December 2003. For calendar year companies, Interpretation 46 contains an effective date of December 31, 2003 for special purpose entities, and periods ending after March 15, 2004 for all other entities. The Company does not own interests in special purpose entities and management does not believe that the adoption of this Interpretation will have a material impact on the Company's consolidated financial statements.

The FASB also recently issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("Statement 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. FASB Staff Position Financial Accounting Standard 150-3, "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," defers the effective date of Statement 150 for certain mandatorily redeemable noncontrolling interests of all entities. Management does not believe the adoption of these statements will have a material impact on the Company's consolidated financial statements.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain information and statements contained in this report, including, without limitation, the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be generally identified as such because they include future tense or dates, or are not historical or current facts, or include words such as "anticipate," "believes," "may," or "expects," or words of similar import.

Forward-looking statements are not guarantees of performance and are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected, or anticipated as of the date of this report. Among the risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions; import and domestic competition in the furniture industry; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer spending; changes in relationships with customers; customer acceptance of existing and new products; new and existing home sales; and other factors that generally affect business.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------------------

Borrowings under Chromcraft Revington's bank agreement bear interest at a variable rate and, therefore, are subject to changes in interest rates. A one-percentage point fluctuation in market interest rates would have had a $153,000 impact on net earnings in 2003.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

None.

Item 9A. Controls and Procedures
--------------------------------------------------------------------------------

(a) Evaluation of disclosure controls and procedures. Chromcraft Revington's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-K, are effective.

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

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
--------------------------------------------------------------------------------

Code of Ethics
--------------

The Company has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief financial and accounting officer, controller and any person performing similar functions) and employees. The Company has filed a copy of this Code of Ethics as Exhibit 14.1 to this Form 10-K. A copy of the Code of Ethics is available without charge upon written request.

Audit Committee Financial Expert
--------------------------------

The Company's Board of Directors has determined that each member of its Audit Committee is a "financial expert", as defined under Item 401 of Regulation S-K of the Securities Exchange Act of 1934. Those members of the Company's Audit Committee who are deemed to be financial experts are as follows:

Warren G. Wintrub               Larry P. Kunz
Theodore L. Mullett             David L. Kolb

All persons identified as financial experts are independent from management as defined by Item 7 (e) (3), of Schedule 14A.

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of required disclosures under Item 10 is not set forth herein because Chromcraft Revington intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2003 fiscal year, which Proxy Statement will contain such information. The information required by Item 10, not presented above, is incorporated herein by reference to such Proxy Statement.

Items 11 through 14.
--------------------------------------------------------------------------------

In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions), and Item 14 (Principal Accountant Fees and Services) is not set forth herein because Chromcraft Revington intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2003 fiscal year, which Proxy Statement will contain such information. The above information required by Items 11, 12, 13, and 14 is incorporated herein by reference to such Proxy Statement.

                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------------

(a)  1. and 2.  List of Financial Statements and Financial Statement Schedule:

The following Consolidated Financial Statements of Chromcraft Revington are included in this report on Form 10-K:

                                                                  Page Reference
                                                                  --------------
     Consolidated Statements of Operations for the years ended
         December 31, 2003, 2002 and 2001                               F-1

     Consolidated Balance Sheets at December 31, 2003 and 2002          F-2

     Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 2003, 2002 and 2001                               F-3

     Consolidated Statements of Cash Flows for the years ended
         December 31, 2003, 2002 and 2001                               F-4

     Notes to Consolidated Financial Statements                         F-5

     Independent Auditors' Report                                       F-16

     Quarterly Financial Information (unaudited)                        F-17

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

         (3)(iii) By-laws of the Registrant, as amended, filed as Exhibit 3(iii) to Form 10-Q for the quarter ended June 28, 2003, is incorporated herein by reference.

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

         (10.19) Term Loan and Security Agreement, dated March 15, 2002, by and between the Registrant and LaSalle Bank National Association (as successor trustee), not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust filed as Exhibit 10.19, to Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2002, is incorporated herein by reference.

         (10.2) Amendment No. 1 to the Term Loan and Security Agreement, dated July 14, 2003, by and between the Registrant and LaSalle Bank National Association, not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust (filed herewith).

         (10.3) Chromcraft Revington Employee Stock Ownership Trust, effective January 1, 2002, by and between the Registrant and LaSalle Bank National Association (as successor trustee), filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

         (10.31) First Amendment to the Chromcraft Revington Employee Stock Ownership Trust, effective January 1, 2002, by and between the Registrant and LaSalle Bank National Association (as successor trustee), filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

         (10.32) Second Amendment to the Chromcraft Revington Employee Stock Ownership Trust, effective July 14, 2003, by and between the Registrant and LaSalle Bank National Association (filed herewith).

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


                           ---------------------------

         (14.1) Code of Ethics for Chief Executive Officer and Senior Financial Officers, and Code of Business Conduct and Ethics of Chromcraft Revington, Inc. (filed herewith).

         (21.1)    Subsidiaries of the Registrant (filed herewith).

         (23.1)    Consent of Independent Auditors (filed herewith).

         (31.1) Certification of Chief Executive Officer required pursuant to Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

         (31.2) Certification of Chief Financial Officer required pursuant to Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

         (32.1) Certifications of Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

   (b)   Reports on Form 8-K

         On October 31, 2003 Chromcraft Revington, Inc. filed a report on Form 8-K, announcing third quarter 2003 operating results.

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

                                        Chromcraft Revington, Inc.
                                        ------------------------------------
                                        (Registrant)


Date: March 5, 2004                     By:/s/ Michael E. Thomas
      -------------                        ---------------------------------
                                           Michael E. Thomas, Chairman,
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Chromcraft Revington, Inc. and in the capacities and on the date indicated.


     Signatures                         Title                         Date
------------------------    ----------------------------------    -------------


 /s/ Michael E. Thomas     Chairman, President, Chief Executive   March 5, 2004
------------------------   Officer and Director                   -------------
Michael E. Thomas          (principal executive officer)

 /s/ Frank T. Kane         Vice President - Finance (principal    March 5, 2004
------------------------   accounting and financial officer)      -------------
Frank T. Kane


 /s/ Stephen D. Healy      Director                               March 5, 2004
------------------------                                          -------------
Stephen D. Healy

 /s/ David L. Kolb         Director                               March 5, 2004
------------------------                                          -------------
David L. Kolb

 /s/ Larry P. Kunz         Director                               March 5, 2004
------------------------                                          -------------
Larry P. Kunz

 /s/ Theodore L. Mullett   Director                               March 5, 2004
------------------------                                          -------------
Theodore L. Mullett

 /s/ Warren G. Wintrub     Director                               March 5, 2004
------------------------                                          -------------
Warren G. Wintrub

                      [This page intentionally left blank]

                      Consolidated Statements of Operations

                           Chromcraft Revington, Inc.
                      (In thousands, except per share data)


                                                   Year Ended December 31,
                                             -----------------------------------
                                               2003         2002         2001
                                             ---------    ---------    ---------
Sales                                        $ 184,228    $ 214,186    $ 228,492
Cost of sales                                  145,592      164,745      180,434
                                             ---------    ---------    ---------
Gross margin                                    38,636       49,441       48,058
Selling, general and administrative expenses    27,263       30,364       30,087
Other (income)                                  (3,650)          --           --
                                             ---------    ---------    ---------
Operating income                                15,023       19,077       17,971
Interest expense                                 1,147        1,758          687
                                             ---------    ---------    ---------
Earnings before income taxes and cumulative
  effect of a change in accounting principle    13,876       17,319       17,284
Income tax expense                               5,788        6,581        6,741
                                             ---------    ---------    ---------
Earnings before cumulative effect of
  a change in accounting principle               8,088       10,738       10,543
Cumulative effect of a change in accounting
  principle (net of tax benefit of $1,453)          --      (26,727)          --
                                             ---------    ---------    ---------
Net earnings (loss)                          $   8,088    $ (15,989)   $  10,543
                                             =========    =========    =========

Earnings per share of common stock
  before cumulative effect of a change
  in accounting principle
     Basic                                   $    1.97    $    2.08    $    1.10
                                             =========    =========    =========
     Diluted                                 $    1.94    $    2.04    $    1.09
                                             =========    =========    =========

Earnings (loss) per share of common stock
   after cumulative effect of a change in
   accounting principle
     Basic                                   $    1.97    $   (3.09)   $    1.10
                                             =========    =========    =========
     Diluted                                 $    1.94    $   (3.09)   $    1.09
                                             =========    =========    =========

Shares used in computing earnings per share
      Basic                                      4,109        5,168        9,577
      Diluted                                    4,173        5,273        9,685


See accompanying notes to the consolidated financial statements

                           Consolidated Balance Sheets

                           Chromcraft Revington, Inc.
                        (In thousands, except share data)

                                                                                 December 31,
                                                                            ----------------------
                                                                              2003         2002
                                                                            ---------    ---------
Assets

Accounts receivable, less allowances of $1,356 in 2003 and $1,373 in 2002   $  17,768    $  18,542
Inventories                                                                    30,868       39,812
Prepaid expenses and other                                                      1,362        1,040
                                                                            ---------    ---------
     Current assets                                                            49,998       59,394

Property, plant and equipment, at cost, less accumulated depreciation          35,166       38,705
Other                                                                             736        2,366
                                                                            ---------    ---------
     Total assets                                                           $  85,900    $ 100,465
                                                                            =========    =========

Liabilities and Stockholders' Equity

Current portion of bank debt                                                $   5,000    $   5,000
Accounts payable                                                                4,642        5,642
Accrued liabilities                                                            10,312       14,611
                                                                            ---------    ---------
     Current liabilities                                                       19,954       25,253

Bank debt                                                                       7,050       23,050
Deferred compensation                                                           2,914        2,514
Deferred income taxes and other                                                 2,184        3,878
                                                                            ---------    ---------
     Total liabilities                                                         32,102       54,695
                                                                            ---------    ---------

Stockholders' equity

Preferred stock, $1.00 par value, 100,000 shares authorized,
  none issued or outstanding                                                       --           --
Common stock, $.01 par value, 20,000,000 shares authorized,
  7,676,190 and 7,572,390 shares issued                                            77           76
Capital in excess of par value                                                 14,414       12,920
Unearned ESOP shares                                                          (18,798)     (19,469)
Retained earnings                                                              78,451       70,363
                                                                            ---------    ---------
                                                                               74,144       63,890
Less cost of common stock in treasury,
  1,710,300 shares in 2003 and 1,541,600 shares in 2002                       (20,346)     (18,120)
                                                                            ---------    ---------
     Total stockholders' equity                                                53,798       45,770

                                                                            ---------    ---------
     Total liabilities and stockholders' equity                             $  85,900    $ 100,465
                                                                            =========    =========

See accompanying notes to the consolidated financial statements

                 Consolidated Statements of Stockholders' Equity

                           Chromcraft Revington, Inc.
                        (In thousands, except share data)

                                                    Capital in      Unearned                                   Total
                                        Common      Excess of         ESOP        Retained      Treasury    Stockholders'
                                         Stock      Par Value        Shares       Earnings       Stock         Equity
                                       ---------------------------------------------------------------------------------
Balance at January 1, 2001             $     109     $  10,385     $      --     $ 116,301     $ (16,550)    $ 110,245

Exercise of stock options
    (229,680 shares)                           3         1,523            --            --            --         1,526
Purchase of treasury stock
    (165,800 shares)                          --            --            --            --        (1,570)       (1,570)
Net earnings                                  --            --            --        10,543            --        10,543
                                       ---------     ---------     ---------     ---------     ---------     ---------

Balance at December 31, 2001                 112        11,908           --        126,844       (18,120)      120,744

Repurchase and cancellation
    of common stock
    (3,695,418 shares)                       (37)           --            --       (40,492)           --       (40,529)
ESOP stock purchase
    (2,000,000 shares)                        --            --       (20,000)           --            --       (20,000)
Exercise of stock options
    (89,080 shares)                            1           665            --            --            --           666
ESOP compensation expense                     --           191           531            --            --           722
Stock option compensation expense             --           156            --            --            --           156
Net loss                                      --            --            --       (15,989)           --       (15,989)
                                       ---------     ---------     ---------     ---------     ---------     ---------

Balance at December 31, 2002                  76        12,920       (19,469)       70,363       (18,120)       45,770

Purchase of treasury stock
    (168,700 shares)                          --            --            --            --        (2,226)       (2,226)
Exercise of stock options
    (103,800 shares)                           1         1,130            --            --            --         1,131
ESOP compensation expense                     --           166           671            --            --           837
Stock option compensation expense             --           198            --            --            --           198
Net earnings                                  --            --            --         8,088            --         8,088
                                       ---------     ---------     ---------     ---------     ---------     ---------

Balance at December 31, 2003           $      77     $  14,414     $ (18,798)    $  78,451     $ (20,346)    $  53,798
                                       =========     =========     =========     =========     =========     =========

See accompanying notes to the consolidated financial statements

                      Consolidated Statements of Cash Flows

                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                                          Year Ended December 31,
                                                                     --------------------------------
                                                                       2003        2002        2001
                                                                     --------    --------    --------
Operating Activities
     Net earnings (loss)                                             $  8,088    $(15,989)   $ 10,543
         Adjustments to reconcile net earnings (loss) to net cash
             provided by operating activities
                 Depreciation and amortization                          4,188       4,718       6,109
                 Loss on disposal of property, plant and equipment          3          97          --
                 Deferred income taxes                                  1,084         267        (424)
                 Non-cash goodwill impairment loss                         --      26,727          --
                 Non-cash gain on the resolution of a claim            (3,650)         --          --
                 Non-cash ESOP expense                                    837         722          --
                 Stock option compensation expense                        198         156          --
                 Changes in assets and liabilities
                     Accounts receivable                                  774       2,483       4,527
                     Inventories                                        8,944       3,783      11,784
                     Accounts payable                                  (1,000)         42        (874)
                     Accrued liabilities                               (1,830)      1,931        (623)
                     Other                                                234          82      (1,865)
                                                                     --------    --------    --------
         Cash provided by operating activities                         17,870      25,019      29,177
                                                                     --------    --------    --------

Investing Activities
     Capital expenditures                                                (674)     (1,538)     (2,191)
     Proceeds on disposal of property, plant and equipment                 22         125          24
                                                                     --------    --------    --------
         Cash used in investing activities                               (652)     (1,413)     (2,167)
                                                                     --------    --------    --------

Financing Activities
     Net borrowing (repayment) under a bank
         revolving credit line                                         (4,000)      6,800     (19,200)
     Principal payments on bank term loan                             (12,000)     (3,750)         --
     Proceeds from a bank term loan                                        --      25,000          --
     Stock repurchase and related costs                                  (922)    (40,529)     (1,570)
     Stock repurchase from related party                               (1,304)         --          --
     Purchase of common stock by ESOP                                      --     (20,000)         --
     Proceeds from exercise of stock options                            1,008         666       1,526
                                                                     --------    --------    --------
         Cash used in financing activities                            (17,218)    (31,813)    (19,244)
                                                                     --------    --------    --------

Increase (decrease) in cash                                                --      (8,207)      7,766
Cash and cash equivalents at beginning of the year                         --       8,207         441
                                                                     --------    --------    --------
Cash and cash equivalents at end of the year                         $     --    $     --    $  8,207
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

Revenue Recognition
-------------------
Revenue from sales is recognized when the goods are shipped and risk and rewards of ownership transfer to the customer.

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

Accounts Receivable
-------------------
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company provides for an allowance for doubtful accounts based on expected collectability of trade receivables. The allowance for doubtful accounts is determined based on the Company's analysis of customer credit-worthiness, historical loss experience and general economic conditions and trends. The Company reviews past due balances and its allowance for doubtful accounts monthly. Any accounts receivable balances that are determined to be uncollectible along with a general reserve are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have been exhausted, the receivable is written off against the allowance. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories
-----------
All inventories (materials, labor and overhead) are valued at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) basis represent approximately 57% and 62% of total inventories at December 31, 2003 and 2002, respectively. Remaining inventories are valued using the first-in, first-out (FIFO) basis.

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

Financial Instruments
---------------------
The carrying amounts reported in the balance sheets for accounts receivable, accounts payable and bank debt approximate their fair values. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of entities comprising Chromcraft Revington's customer base.

Stock Options
-------------
At December 31, 2003, the Company has two stock-based compensation plans, which are described more fully in Note 14 "Stock Options". The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and discloses the fair value of options granted as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"). The estimated per share weighted average fair value of stock options granted during 2003 and 2002 was $4.77 and $6.15, respectively, on the date of grant. No stock options were granted during 2001. The fair value of stock options on the date of grant was estimated using the Black-Scholes model with an expected life, interest rate and volatility for 2003 of 6 years, 3.5% and 34.0% and for 2002, 6 years, 5.1% and 34.6%, respectively.

The following table illustrates the effect on net earnings (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation.

                                                      Year Ended December 31,
                                                  -----------------------------
                                                    2003      2002       2001
                                                  -------  ---------   --------
Net earnings (loss), as reported                  $ 8,088  $ (15,989)  $ 10,543
Add:  Stock-based employee compensation
     expense included in reported net
     earnings (loss), net of related tax effects      122         97         --
Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax effects          (726)      (416)       (60)
                                                  -------  ---------   --------
Pro forma net earnings (loss)                     $ 7,484  $ (16,308)  $ 10,483
                                                  =======  =========   ========

Earnings (loss) per share
     Basic - as reported                          $  1.97  $   (3.09)  $   1.10
     Basic - pro forma                            $  1.82  $   (3.16)  $   1.09

     Diluted - as reported                        $  1.94  $   (3.09)  $   1.09
     Diluted - pro forma                          $  1.81  $   (3.16)  $   1.08



Note 2. Other Income

Operating income for 2003 included a $3,650,000 non-cash gain on the resolution of a claim in connection with the Company's earlier acquisition of a subsidiary.

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

The following table presents earnings before the cumulative effect of a change in accounting principle for the years ended December 31, 2003, 2002 and 2001, after adjustment for goodwill amortization.

                                      (in thousands, except per share amounts)
                                      ----------------------------------------
                                           2003        2002         2001
                                         ---------   ----------   ----------
Earnings before cumulative effect of a
     change in accounting principle
         As reported                     $   8,088   $   10,738   $   10,543
         Goodwill amortization
             (net of tax benefit)               --           --        1,155
                                         ---------   ----------   ----------
         Adjusted                        $   8,088   $   10,738   $   11,698
                                         =========   ==========   ==========
Basic earnings per share before
     cumulative effect of a change
     in accounting principle
         As reported                     $    1.97   $     2.08   $     1.10
         Goodwill amortization
             (net of tax benefit)               --           --          .12
                                         ---------   ----------   ----------
         Adjusted                        $    1.97   $     2.08   $     1.22
                                         =========   ==========   ==========

Diluted earnings per share before
     cumulative effect of a change in
     accounting principle
         As reported                     $    1.94   $     2.04   $     1.09
         Goodwill amortization
             (net of tax benefit)               --           --          .12
                                         ---------   ----------   ----------
         Adjusted                        $    1.94   $     2.04   $     1.21
                                         =========   ==========   ==========

Note 4.  Stockholders' Equity

On March 15, 2002, Chromcraft Revington and the Chromcraft Revington Employee Stock Ownership Trust ("ESOP Trust"), which forms a part of the Chromcraft Revington Employee Stock Ownership Plan ("ESOP"), completed the purchase of 5,695,418 shares of common stock of Chromcraft Revington, comprising approximately 59% of Chromcraft Revington's issued and outstanding shares of common stock on such date, from Court Square Capital Limited ("Court Square"), an affiliate of Citigroup Inc. With respect to the shares of common stock purchased from Court Square, 3,695,418 shares were repurchased by Chromcraft Revington ("Company Stock Transaction") and 2,000,000 shares were purchased by the ESOP Trust ("ESOP Stock Transaction" together with the Company Stock Transaction being referred to herein as the "Transaction"). Chromcraft Revington and the ESOP Trust each paid $10 per share for the shares acquired from Court Square for a total purchase price of $56,954,180. In addition, Chromcraft Revington paid fees and expenses of $3,575,000 in connection with the Transaction. See Note 11 "Employee Stock Ownership Plan" for additional information on the ESOP.

In 2003, the Company bought 98,200 shares of Chromcraft Revington common stock from Michael E. Thomas, Chairman, President and Chief Executive Officer for $1,303,605, or $13.275 per share with the purchase price determined based on an average selling price of the Company's common stock prior to the sale date.

Note 5.  Inventories

Inventories at December 31, 2003 and 2002 consisted of the following:

                                                    (In thousands)
                                                 --------------------
                                                   2003        2002
                                                 --------    --------
Raw materials                                    $  8,811    $ 11,988
Work-in-process                                     5,835       7,396
Finished goods                                     18,109      22,437
                                                 --------    --------
Inventories at FIFO cost                           32,755      41,821
LIFO reserve                                       (1,887)     (2,009)
                                                 --------    --------
                                                 $ 30,868    $ 39,812
                                                 ========    ========

During the years 2003 and 2002, LIFO inventory layers were reduced. This reduction resulted in charging lower inventory costs prevailing in previous years to cost of sales, thus reducing cost of sales by $122,000 and $34,000 below the amount that would have resulted from liquidating inventory recorded at December 31, 2003 and December 31, 2002 prices, respectively.

Note 6.  Property, Plant and Equipment

Property, plant and equipment at December 31, 2003 and 2002 consisted of the following:

                                                    (In thousands)
                                                 --------------------
                                                   2003        2002
                                                 --------    --------
Land                                             $  2,231    $  2,231
Buildings and improvements                         34,676      34,583
Machinery and equipment                            51,411      51,559
Leasehold improvements                                787         787
Construction in progress                               54          83
                                                 --------    --------
                                                   89,159      89,243
Less accumulated depreciation and amortization    (53,993)    (50,538)
                                                 --------    --------
                                                 $ 35,166    $ 38,705
                                                 ========    ========

Note 7.  Accrued Liabilities

Accrued liabilities at December 31, 2003 and 2002 consisted of the following:

                                                    (In thousands)
                                                 --------------------
                                                   2003        2002
                                                 --------    --------
Health and benefit plans                         $  1,610    $  1,922
Profit sharing and bonus                            1,223       2,450
Salaries, wages and commissions                     1,164       1,333
Vacation and holiday pay                            1,009       1,027
Workers' compensation plans                           915       1,215
Other accrued liabilities                           4,391       6,664
                                                 --------    --------
                                                 $ 10,312    $ 14,611
                                                 ========    ========

Note 8.  Bank Debt

Chromcraft Revington has a bank agreement with a group of banks that provides for a term loan and a revolving credit line. The interest rate under the bank agreement is determined at the time of borrowing at either the prime rate or LIBOR plus a spread based on a leverage ratio. The weighted average interest rate on borrowings outstanding as of December 31, 2003 and 2002 was 2.5% and 3.2%, respectively. A commitment fee, of up to .25% per annum, is payable on the unused portion of the revolving credit line.

At December 31, 2003, the Company had approximately $36,600,000 in unused availability under the revolving credit line. The bank agreement requires compliance with certain financial loan covenants related to net worth, fixed charge coverage and debt leverage. The Company has granted a security interest in all of its assets to the banks under the bank agreement. The Company also has pledged to the banks the shares of common stock owned by the ESOP Trust and pledged by the ESOP Trust to the Company. The bank agreement does not permit the payment of cash dividends.

Long-term bank debt at December 31, 2003 and 2002 consisted of the following:

                                                    (In thousands)
                                                 --------------------
                                                   2003        2002
                                                 --------    --------
Term loan                                        $  9,250    $ 21,250
Revolving credit line                               2,800       6,800
                                                 --------    --------
                                                   12,050      28,050
Less current portion of term loan                   5,000       5,000
                                                 --------    --------
                                                 $  7,050    $ 23,050
                                                 ========    ========

The term loan is payable in quarterly installments of $1,250,000. The revolving credit line expires on March 13, 2007. Annual required payments on bank debt over the next five years are $5,000,000 in 2004, $4,250,000 in 2005 and $2,800,000 in 2007.

Note 9.  Income Taxes

Components of total income taxes for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                         (In thousands)
                                                  ----------------------------
                                                    2003      2002       2001
                                                  -------   -------    -------
Current:
     Federal                                      $ 3,904   $ 5,504    $ 6,454
     State                                            800       810        711
                                                  -------   -------    -------
                                                    4,704     6,314      7,165
                                                  -------   -------    -------
Deferred:
     Federal                                          986       345       (342)
     State                                             98       (78)       (82)
                                                  -------   -------    -------
                                                    1,084       267       (424)
                                                  -------   -------    -------
Total provision for income taxes on earnings
     before cumulative effect of a change in
     accounting principle                           5,788     6,581      6,741

Tax benefit recorded as part of a cumulative
     effect of a change in accounting principle        --    (1,453)        --
                                                  -------   -------    -------
                                                  $ 5,788   $ 5,128    $ 6,741
                                                  =======   =======    =======

A reconciliation of the provision for income taxes attributable to earnings before the cumulative effect of a change in accounting principle included in the Consolidated Statements of Operations and the amount computed by applying the U.S. Federal income tax rate for the years ended December 31, 2003, 2002 and 2001 is summarized below:

                                                         (In thousands)
                                                  ----------------------------
                                                    2003      2002       2001
                                                  -------   -------    -------
Tax expense, at U.S. statutory rate                  35.0%     35.0%      35.0%
State taxes, net of federal benefit                   3.6%      2.8%       2.7%
Non-deductible amortization of goodwill                --        --        2.0%
Change in the tax basis of certain acquired assets    3.7%       --         --
Other, net                                           (0.6%)     0.2%      (0.7%)
                                                  -------   -------    -------
Total provision for income taxes                     41.7%     38.0%      39.0%
                                                  =======   =======    =======

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (liabilities) at December 31, 2003 and 2002 are summarized below:

                                                       (In thousands)
                                                     ------------------
                                                       2003       2002
                                                     -------    -------
Deferred tax assets attributable to:
     Accounts receivable                             $   577    $   532
     Accrued vacation and holiday pay                    361        351
     Workers compensation                                357        471
     ESOP compensation expense                           266        120
     Deferred compensation                             1,878      2,465
     Goodwill                                          1,154      1,303
     Net operating loss carryforwards                  1,716      1,942
     Other liabilities                                 1,212      2,646
                                                     -------    -------
     Total gross deferred tax assets                   7,521      9,830
                                                     -------    -------

Deferred tax liabilities attributable to:
     Inventories                                      (1,662)    (3,154)
     Property, plant and equipment                    (6,065)    (5,340)
     Other                                              (394)      (852)
                                                     -------    -------
     Total gross deferred tax liabilities             (8,121)    (9,346)
                                                     -------    -------
Net deferred tax asset (liability)                   $  (600)   $   484
                                                     =======    =======

Balance sheet classifications of deferred taxes at December 31, 2003 and 2002 were as follows:

                                                       (In thousands)
                                                     ------------------
                                                       2003       2002
                                                     -------    -------
Deferred tax asset (liability), current              $   321    $  (626)
Deferred tax asset (liability), noncurrent              (921)     1,110
                                                     -------    -------
Net deferred tax asset (liability)                   $  (600)   $   484
                                                     =======    =======

Chromcraft Revington has federal and state net operating loss carryforwards ("NOL's") available of $3,233,000 and $7,182,000, respectively, with expiration dates through 2010 and 2018, respectively. The NOL's were acquired in connection with the acquisitions of Cochrane Furniture and Korn Industries. The use of the state NOL is primarily limited to the future taxable earnings of Korn Industries. Based upon the level of historical taxable income and projections for future income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Chromcraft Revington will realize these tax benefits.

Note 10.  Earnings Per Share of Common Stock

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 64,000, 105,000 and 108,000 for the years ended December 31, 2003, 2002 and
2001, respectively.

Certain options to purchase shares of common stock were outstanding during 2003, 2002 and 2001, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods and, therefore, their effect would be antidilutive. Options excluded from the computation of diluted earnings per share and their weighted average exercise prices were 223,060 shares at $15.26 at December 31, 2003, 148,900 shares at $16.41 at December 31, 2002 and
376,060 shares at $13.48 at December 31, 2001.

Note 11.  Employee Stock Ownership Plan

Chromcraft Revington sponsors a leveraged employee stock ownership plan that covers substantially all employees who have completed six months of service. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust's repayment of its loan to the Company. Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP Stock Transaction. The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum. The shares of common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company's loan to the ESOP Trust. As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of debt service paid in the year. Chromcraft Revington accounts for its ESOP in accordance with AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, unearned ESOP shares are reported as a reduction of stockholders' equity as reflected in the Consolidated Statements of Stockholders' Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense, a non-cash charge, was $837,000 in 2003 and $722,000 in 2002. ESOP shares consisted of the following:

                                      (In thousands)
                                     -----------------
                                        December 31,
                                      2003      2002
                                     -------   -------

Allocated shares                         120        53
Committed to be released shares           --        --
Unearned ESOP shares                   1,880     1,947
                                     -------   -------
Total ESOP shares                      2,000     2,000
                                     =======   =======

Unearned ESOP shares, at cost        $18,798   $19,469
                                     =======   =======
Fair value of unearned ESOP shares   $21,317   $25,407
                                     =======   =======


At December 31, 2003 the ESOP Trust owned approximately 33.5% of the issued and outstanding shares of Chromcraft Revington's common stock.

Note 12.  Other Benefit Plans

Chromcraft Revington sponsors a tax-qualified defined contribution plan. Company contributions to the plan were $11,000 in 2003, $74,000 in 2002 and $524,000 in 2001. Beginning in 2002, Company retirement contributions for most employees were made to the ESOP.

Chromcraft Revington also provides supplemental retirement benefits to key employees and executive officers of Chromcraft Revington. Expenses under these arrangements were $702,000 in 2003, $908,000 in 2002 and $63,000 in 2001.

Note 13.  Supplemental Cash Flow Information

Interest paid during the years ended December 31, 2003, 2002 and 2001 was $1,152,000, $1,755,000 and $735,000, respectively. Income taxes paid during the years ended December 31, 2003, 2002 and 2001 were $4,511,000 $5,883,000 and
$6,871,000, respectively.

Note 14.  Stock Options

Chromcraft Revington's 1992 Stock Option Plan, as amended ("1992 Plan"), provides for the granting of either incentive stock options ("ISO's") or stock options which do not qualify as incentive stock options ("non-ISO's"). The total number of shares of common stock which may be issued under stock options granted pursuant to the 1992 Plan is 1,800,000 shares. ISO's granted under the 1992 Plan vest over no greater than a 10-year period, and are granted at exercise prices no less than the fair market value of Chromcraft Revington's common shares as of the date of grant. The compensation committee of the Board of Directors determines the vesting period and exercise prices of non-ISO's. At December 31, 2003 and 2002, there were 154,627 and 238,730 shares, respectively, available for future grants.

Chromcraft Revington's Directors' Stock Option Plan ("Directors' Plan") was adopted effective January 1, 2002, and provides for the granting of non-ISO's to members of the Board of Directors of the Company who are not employees. Under the Directors' Plan, eligible directors of the Company receive an option to purchase 2,500 shares of common stock on the day following each annual meeting of stockholders. Any new director who is elected or appointed for the first time to the Board of Directors receives an option to purchase 10,000 shares of common stock. The total number of shares of common stock which may be issued under stock options granted pursuant to the Directors' Plan is 75,000 shares. Non-ISO's granted under the Plan are 100% vested on the day of the grant and are granted at exercise prices equal to the fair market value of Chromcraft Revington's common shares as of the date of grant. The options are exercisable for a period of ten years. At December 31, 2003 and 2002, there were 40,000 and 50,000 shares, respectively, available for future grants.

A summary of Chromcraft Revington's stock option activity and related information for the three years ended December 31, 2003 follows:

                                                                     Weighted
                                                                     Average
                                                       Number        Exercise
                                                     of Shares       Price
                                                     ---------     ------------

2001
     Exercised                                         (229,680)   $     5.50
     Outstanding at end of year                         597,642    $    11.33
     Exercisable                                        587,642    $    11.39
2002
     Granted                                            410,000    $    10.79
     Exercised                                          (89,080)   $     5.85
     Outstanding at end of year                         918,562    $    11.62
     Exercisable                                        527,562    $    12.43
2003
     Granted                                             94,103    $    12.08
     Exercised                                         (103,800)   $     9.71
     Outstanding at end of year                         908,865    $    11.88
     Exercisable                                        618,198    $    12.50

Stock options outstanding have exercise prices ranging from $8.00 to $19.78. Significant option groups outstanding at December 31, 2003 and related weighted average price and remaining life information follow:

                 Options Outstanding   Options Exercisable
                 --------------------  --------------------
  Range of         Number    Exercise   Number     Exercise    Remaining
Exercise Prices   of Shares   Price    of Shares    Price     Life (Years)
---------------   ---------   -----    ---------    -----     ------------

  $8.00 to $8.09    51,702    $ 8.08     47,702     $ 8.09        6.1
$10.49 to $11.63   510,000    $10.73    233,333     $11.01        6.3
$12.09 to $14.83   258,625    $12.88    248,625     $12.84        5.4
$16.00 to $19.78    88,538    $17.88     88,538     $17.88        4.7

Note 15.  Rental Commitments

Chromcraft Revington leases certain showroom facilities and transportation equipment under non-cancelable operating leases. The future minimum lease payments under non-cancelable leases for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 are $938,000, $170,000, $39,000, $4,000 and $2,000,
respectively. It is expected that, in the normal course of business, leases that expire will be renewed or replaced.

Rental expense was $1,563,000, $1,650,000 and $1,731,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 16.  Contingencies

At December 31, 2003, the Company or its subsidiaries were parties to various lawsuits arising in the ordinary course of business. The Company is defending these claims and believes that none of such matters will have a material adverse effect on the financial condition, results of operations or liquidity of Chromcraft Revington.

Note 17.  Recently Issued Accounting Standards

In January 2003, The Financial Accounting Standards Board ("FASB") issued Interpretation 46, Consolidation of Variable Interest Entities ("Interpretation 46"), which addresses the consolidation of certain entities in which a company has a controlling financial interest through means other than voting rights. This interpretation was revised in December 2003. For calendar year companies, Interpretation 46 contains an effective date of December 31, 2003 for special purpose entities, and periods ending after March 15, 2004 for all other entities. The Company does not own interests in special purpose entities and the adoption of this Interpretation did not have any effect on the Company's consolidated financial statements.

The FASB also recently issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("Statement 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. FASB Staff Position Financial Accounting Standard 150-3, "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," defers the effective date of Statement 150 for certain mandatorily redeemable noncontrolling interests of all entities. The adoption of these statements did not have any effect on the Company's consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chromcraft Revington, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill amortization and impairment in 2002.


KPMG LLP
Indianapolis, Indiana
January 30, 2004

                   Quarterly Financial Information (unaudited)

                           Chromcraft Revington, Inc.

                                                                  (In thousands, except per share data)
                                                 ------------------------------------------------------------------
                                                    First         Second        Third        Fourth        Total
                                                   Quarter       Quarter       Quarter       Quarter        Year
                                                 ---------      ---------     ---------     ---------     ---------
2003
     Sales                                       $  49,431      $  44,166     $  44,951     $  45,680     $ 184,228
     Gross margin                                   11,035          9,598         8,765         9,238        38,636
     Operating income                                3,858          2,866         5,331 (a)     2,968        15,023 (a)
     Net earnings                                    2,191          1,589         2,619         1,689         8,088

     Earnings per share of common stock
            Basic                                      .53            .38           .63           .41          1.97
            Diluted                                    .52            .38           .62           .41          1.94

2002
     Sales                                       $  60,814      $  54,660     $  49,676     $  49,036     $ 214,186
     Gross margin                                   13,492         11,812        11,260        12,877        49,441
     Operating income                                5,496          4,040         4,119         5,422        19,077
     Earnings before cumulative effect of
        a change in accounting principle             3,329          2,169         2,228         3,012        10,738
     Cumulative effect of a change in
        accounting principle (net of tax benefit)  (26,727)            --            --            --       (26,727)
     Net earnings (loss)                           (23,398)         2,169         2,228         3,012       (15,989)

     Earnings per share of common stock before
        cumulative effect of a change in
        accounting principle
            Basic                                      .39            .54           .55           .74          2.08
            Diluted                                    .38            .52           .53           .72          2.04
     Earnings (loss) per share of common stock
        after cumulative effect of a change in
        accounting principle
            Basic                                    (2.71)           .54           .55           .74         (3.09)
            Diluted                                  (2.71)           .52           .53           .72         (3.09)

(a) Includes a $3,650,000 non-cash gain on the resolution of a claim in connection with the Company's earlier acquisition of a subsidiary.

                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                  Additions
                                           ----------------------
Classification                 Balance at  Charged to  Charged to             Balance at
                               Beginning   Costs and    Other                    End
                               of Period   Expenses    Accounts  Deductions   of Period
------------------------------------------------------------------------------------------------
Year ended December 31, 2003
     Allowance for doubtful
         accounts                $ 1,373    $  231      $   --   $  (248) (a)  $ 1,356

Year ended December 31, 2002
     Allowance for doubtful
         accounts                $ 1,334    $  434      $   --   $  (395) (a)  $ 1,373

Year ended December 31, 2001
     Allowance for doubtful
         accounts                $ 1,253    $  258      $   --   $  (177) (a)  $ 1,334

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

         (3)(iii) By-laws of the Registrant, as amended, filed as Exhibit 3(iii) to Form 10-Q for the quarter ended June 28, 2003, is incorporated herein by reference.

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

         (10.19) Term Loan and Security Agreement, dated March 15, 2002, by and between the Registrant and LaSalle Bank National Association (as successor trustee), not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust filed as Exhibit

                   10.19, to Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2002, is incorporated herein by reference.

         (10.2) Amendment No. 1 to the Term Loan and Security Agreement, dated July 14, 2003, by and between the Registrant and LaSalle Bank National Association, not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust. (filed herewith)

         (10.3) Chromcraft Revington Employee Stock Ownership Trust, effective January 1, 2002, by and between the Registrant and LaSalle Bank National Association (as successor trustee), filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

         (10.31) First Amendment to the Chromcraft Revington Employee Stock Ownership Trust, effective January 1, 2002, by and between the Registrant and LaSalle Bank National Association (as successor trustee), filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

         (10.32) Second Amendment to the Chromcraft Revington Employee Stock Ownership Trust, effective July 14, 2003, by and between the Registrant and LaSalle Bank National Association (filed herewith).

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


                         ------------------------------

         (14.1) Code of Ethics for Chief Executive Officer and Senior Financial Officers, and Code of Business Conduct and Ethics of Chromcraft Revington, Inc. (filed herewith).

         (21.1)    Subsidiaries of the Registrant (filed herewith).

         (23.1)    Consent of Independent Auditors (filed herewith).

         (31.1) Certification of Chief Executive Officer required pursuant to Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

         (31.2) Certification of Chief Financial Officer required pursuant to Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

         (32.1) Certifications of Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).