Form 10-Q
period 2004-04-03
CHROMCRAFT REVINGTON INC
filed 2004-05-10
CIK 884130

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 2004

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                   For the transition period from          to
                                                 ---------   --------------

                         Commission file number 1-13970

                           CHROMCRAFT REVINGTON, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                     35-1848094
--------------------------------------         ---------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

                 1100 North Washington Street, Delphi, IN 46923
                 ----------------------------------------------
   (Address, including zip code, of registrant's principal executive offices)

                                 (765) 564-3500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date:

      Common Stock, $.01 par value - 5,986,202 shares as of April 30, 2004

================================================================================

                                      INDEX


                                                                                                                         Page Number
                                                                                                                         -----------
PART I.  Financial Information

   Item 1.      Financial Statements (unaudited)

                  Condensed Consolidated Statements of Earnings - Three

                  Months Ended April 3, 2004 and March 29, 2003......................................................         3

                  Condensed Consolidated Balance Sheets - April 3, 2004,
                  March 29, 2003 and December 31, 2003...............................................................         4

                  Condensed Consolidated Statement of Stockholders' Equity - Three Months

                  Ended April 3, 2004................................................................................         5

                  Condensed Consolidated Statements of Cash Flows - Three

                  Months Ended April 3, 2004 and March 29, 2003......................................................         6

                  Notes to Condensed Consolidated Financial Statements...............................................         7

   Item 2.      Management's Discussion and Analysis of Financial

                Condition and Results of Operations..................................................................         9

   Item 3.      Quantitative and Qualitative Disclosures About Market Risk...........................................        11

   Item 4.      Controls and Procedures..............................................................................        11

PART II.  Other Information

   Item 6.      Exhibits and Reports on Form 8-K.....................................................................        12

Signatures...........................................................................................................        13

                                    PART I.

Item 1. Financial Statements

            Condensed Consolidated Statements of Earnings (unaudited)
                           Chromcraft Revington, Inc.
                      (In thousands, except per share data)


                                                  Three Months Ended
                                                 ---------------------
                                                 April 3,    March 29,
                                                   2004        2003
                                                 -------     -------
Sales                                            $46,467     $49,431
Cost of sales                                     35,759      38,396
                                                 -------     -------
Gross margin                                      10,708      11,035
Selling, general and administrative expenses       8,087       7,177
                                                 -------     -------
Operating income                                   2,621       3,858
Interest expense                                     197         324
                                                 -------     -------
Earnings before income tax expense                 2,424       3,534
Income tax expense                                   931       1,343
                                                 -------     -------
Net earnings                                     $ 1,493     $ 2,191
                                                 =======     =======

Earnings per share of common stock
      Basic                                      $   .36     $   .53
      Diluted                                    $   .36     $   .52
Shares used in computing earnings per share
     Basic                                         4,098       4,101
     Diluted                                       4,183       4,185

See accompanying notes to condensed consolidated financial statements.

                Condensed Consolidated Balance Sheets (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                     April 3,    March 29,    Dec. 31,
                                                       2004        2003         2003
                                                    --------     --------     --------
     Assets
Accounts receivable                                 $ 21,635     $ 21,595     $ 17,768
Inventories                                           32,784       39,636       30,868
Prepaid expenses and other                             1,634        1,236        1,362
                                                    --------     --------     --------
     Current assets                                   56,053       62,467       49,998

Property, plant and equipment, net                    34,439       37,813       35,166
Other long-term assets                                   765        2,236          736
                                                    --------     --------     --------
     Total assets                                   $ 91,257     $102,516     $ 85,900
                                                    ========     ========     ========


     Liabilities and Stockholders' Equity

Current portion of bank debt                        $  5,000     $  6,250     $  5,000
Accounts payable                                       5,356        6,075        4,642
Accrued liabilities                                   11,021       14,451       10,312
                                                    --------     --------     --------
     Current liabilities                              21,377       26,776       19,954

Bank debt                                              8,500       21,100        7,050
Other long-term liabilities                            5,607        6,398        5,098
                                                    --------     --------     --------
     Total liabilities                                35,484       54,274       32,102

Stockholders' equity                                  55,773       48,242       53,798
                                                    --------     --------     --------
     Total liabilities and stockholders' equity     $ 91,257     $102,516     $ 85,900
                                                    ========     ========     ========

See accompanying notes to consolidated financial statements.

      Condensed Consolidated Statement of Stockholders' Equity (unaudited)
                           Chromcraft Revington, Inc.
                        (In thousands, except share data)

                                           Capital in   Unearned                                Total
                               Common      Excess of      ESOP        Retained     Treasury  Stockholders'
                                Stock      Par Value     Shares       Earnings       Stock      Equity
                               ---------------------------------------------------------------------------
Balance at January 1, 2004     $     77     $ 14,414     $(18,798)     $ 78,451     $(20,346)     $ 53,798

Net earnings                         --           --           --         1,493           --         1,493

ESOP compensation expense            --           58          168            --           --           226

Stock option compensation
   expense                           --           50           --            --           --            50

Exercise of stock options
       (20,312 shares)               --          206           --            --           --           206
                               ---------------------------------------------------------------------------
Balance at April 3, 2004       $     77     $ 14,728     $(18,630)     $ 79,944     $(20,346)     $ 55,773
                               ========     ========     ========      ========     ========      ========


See accompanying notes to condensed consolidated financial statements.

           Condensed Consolidated Statements of Cash Flows (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                                     Three Months Ended
                                                                    ---------------------
                                                                    April 3,    March 29,
                                                                     2004         2003
                                                                    -------      -------
Operating Activities
   Net earnings                                                     $ 1,493      $ 2,191
      Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
           Depreciation expense                                         980        1,136
           Deferred income taxes                                       (460)         (46)
           Non-cash ESOP expenses                                       226          216
           Stock option compensation expense                             50           49
           Changes in assets and liabilities
               Accounts receivable                                   (3,867)      (3,053)
               Inventories                                           (1,916)         176
               Accounts payable and accrued liabilities               1,452          354
               Other long-term liabilities                            1,003            6
               Other                                                   (332)         (18)
                                                                    -------      -------
   Cash provided by (used in) operating activities                   (1,371)       1,011
                                                                    -------      -------
Investing Activities
   Capital expenditures, net                                           (256)        (246)
                                                                    -------      -------
   Cash used in investing activities                                   (256)        (246)
                                                                    -------      -------
Financing Activities

   Net borrowing (repayment) under a bank revolving credit line       2,700         (700)
   Principal payment on bank term loan                               (1,250)          --
   Stock repurchases                                                     --         (923)
   Proceeds from exercise of stock options                              177          858
                                                                    -------      -------
   Cash provided by (used in) financing activities                    1,627         (765)
                                                                    -------      -------
Net change in cash                                                       --           --

Cash at beginning of period                                              --           --
                                                                    -------      -------
Cash at end of period                                               $    --      $    --
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 3, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Chromcraft Revington's annual report on Form 10-K for the year ended December 31, 2003.

Note 2.  Inventories
--------------------

Inventories consisted of the following:

                                       (In thousands)
                             ------------------------------------
                             April 3,      March 29,     Dec. 31,
                               2004          2003          2003
                             --------      --------      --------
Raw materials                $  8,438      $ 11,266      $  8,811
Work-in-process                 6,577         7,276         5,835
Finished goods                 19,757        23,166        18,109
                             --------      --------      --------
Inventories at FIFO cost       34,772        41,708        32,755
LIFO reserve                   (1,988)       (2,072)       (1,887)
                             --------      --------      --------
                             $ 32,784      $ 39,636      $ 30,868
                             ========      ========      ========


Note 3.  Bank Debt
------------------

Long term bank debt consisted of the following:

                                               (In thousands)
                                      -------------------------------
                                      April 3,   March 29,   Dec. 31,
                                       2004        2003        2003
                                      -------     -------     -------
Term loan                             $ 8,000     $21,250     $ 9,250
Revolving credit line                   5,500       6,100       2,800
                                      -------     -------     -------
                                       13,500      27,350      12,050
Less current portion of term loan       5,000       6,250       5,000
                                      -------     -------     -------
                                      $ 8,500     $21,100     $ 7,050
                                      =======     =======     =======

Note 4.  Accrued Liabilities
----------------------------

Accrued liabilities consisted of the following:

                                             (In thousands)
                                    --------------------------------
                                    April 3,    March 29,   Dec. 31,
                                      2004        2003       2003
                                    -------     -------     -------
Salaries, wages and commissions     $ 1,534     $ 1,676     $ 1,164
Vacation and holiday pay              1,339       1,242       1,009
Income taxes payable                  1,191       1,131         123
Workers' compensation plans             988       1,148         915
Health and benefit plans                780       1,466       1,610
Profit sharing and bonus                520         326       1,223
Other accrued liabilities             4,669       7,462       4,268
                                    -------     -------     -------
                                    $11,021     $14,451     $10,312
                                    =======     =======     =======

Note 5.  Employee Stock Ownership Plan
--------------------------------------
Chromcraft Revington sponsors a leveraged employee stock ownership plan ("ESOP") that covers substantially all employees who have completed six months of service. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust's repayment of the loan from the Company. As the ESOP loan is repaid, shares are released and allocated to ESOP accounts of active employees based on the proportion of the loan and related interest paid in the year. Unearned ESOP shares are reported as a reduction of stockholders' equity as reflected in the Condensed Consolidated Statement of Stockholders' Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense, a non-cash charge, for the three months ended April 3, 2004 and March 29, 2003 was $226,000 and $216,000, respectively. ESOP shares consisted of the following:

                                                 (In thousands)
                                       --------------------------------
                                       April 3,   March 29,    Dec. 31,
                                         2004       2003        2003
                                       -------     -------     -------
Allocated shares                           120          53         120
Committed to be released shares             17          17          --
Unearned ESOP shares                     1,863       1,930       1,880
                                       -------     -------     -------
Total ESOP shares                        2,000       2,000       2,000
                                       =======     =======     =======

Unearned ESOP shares, at cost          $18,630     $19,301     $18,798
                                       =======     =======     =======
Fair value of unearned ESOP shares     $27,200     $24,801     $21,317
                                       =======     =======     =======


Note 6.  Earnings per Share of Common Stock
-------------------------------------------

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 85,000 and 84,000 for the three months ended April 3, 2004 and March 29, 2003, respectively.

Certain options to purchase shares of common stock were outstanding during the first three months of 2004 and 2003, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods and, therefore, their effect would be antidilutive. Options excluded from the computation of diluted earnings per share and their weighted average exercise prices at April 3, 2004 and March 29, 2003 were 188,603 shares at $15.87 and 200,560 shares at $15.56, respectively.

Note 7.  Stock Based Compensation
---------------------------------
The Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and discloses the fair value of options granted as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"). The estimated per share weighted average fair value of stock options granted during the first quarter of 2004 and 2003 was $5.30 and $4.82, respectively, on the date of grant.

                                                                 Three Months Ended
                                                                ---------------------
                                                                April 3,    March 29,
                                                                 2004         2003
                                                                ------       ------
Net earnings, as reported                                       $1,493       $2,191
Add: Stock-based employee compensation expense included
   in reported net earnings, net of related tax effects             30           31
Deduct: Total stock-based employee compensation expense
   determined under fair-value based method for all awards,
   net of related tax effects                                     (268)        (407)
                                                                ------       ------
Pro forma net earnings                                          $1,255       $1,815
                                                                ======       ======

Earnings per share
   Basic - as reported                                          $  .36       $  .53
   Basic - pro forma                                            $  .31       $  .44

   Diluted - as reported                                        $  .36       $  .52
   Diluted - pro forma                                          $  .30       $  .44

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Overview
--------

Chromcraft Revington encounters intense domestic and import competition in the sale of all its products. Furniture imports into the U.S. continue to grow at double digit rates with the majority of the growth coming from China. Foreign importers compete based on price, utilizing their low wage and overhead cost structure.

Chromcraft Revington's business strategy is to operate as a low-cost, high-quality manufacturer and distributor of residential and commercial furniture. The Company has supplemented its domestic manufacturing with imports of low-cost, labor-intensive furniture components and finished furniture from the Pacific Rim. Using this blended approach of domestic manufacturing and selective importing, the Company believes it is better able to control the quality of furniture and service to its customers. Chromcraft Revington's competitiveness with producers from other countries is influenced by transportation costs, timely delivery of furniture to retailers and product differentiation.

The Company has several businesses, some of which have been impacted more severely than others from the reduced sales volume. As a result, Chromcraft Revington may need to consolidate or curtail operations in the future if operating results or business conditions do not improve.

The following table sets forth the Condensed Consolidated Statements of Earnings of Chromcraft Revington for the three months ended April 3, 2004 and March 29, 2003 expressed as a percentage of sales.

                                                  Three Months Ended
                                                  ------------------
                                                  April 3,  March 29,
                                                   2004       2003
                                                   ----       ----
Sales                                              100.0%    100.0%
Cost of sales                                       77.0      77.7
                                                   -----     -----
Gross margin                                        23.0      22.3
Selling, general and administrative expenses        17.4      14.5
                                                   -----     -----
Operating income                                     5.6       7.8
Interest expense                                     0.4       0.7
                                                   -----     -----
Earnings before income taxes                         5.2       7.1
Income tax expense                                   2.0       2.7
                                                   -----     -----
Net earnings                                         3.2%      4.4%
                                                   =====     =====

Three Months Ended April 3, 2004 Compared to Three Months Ended March 29, 2003
------------------------------------------------------------------------------
Consolidated sales for the three months ended April 3, 2004 of $46,467,000 were 6.0% lower as compared to the prior year period. The first quarter sales decline was primarily due to foreign import competition. Shipments of residential and commercial furniture, particularly bedroom furniture, were lower in the first quarter as compared to the prior year period. In general, selling prices for the first three months of 2004 were at approximately the same level as compared to the prior year period.

Gross margin, as a percentage of sales, was 23.0% for the three months ended April 3, 2004 as compared to 22.3% for the same period last year. The higher gross margin percentage in 2004 was primarily due to cost reductions and a more favorable product sales mix.

Selling, general and administrative expenses for the three months ended April 3, 2004 increased $910,000 to $8,087,000 from $7,177,000 for the year ago period. The higher expense in 2004 was due to a $1,100,000 charge to record a minimum annual supplemental retirement benefit payable to Michael E. Thomas, Chairman, President, and Chief Executive Officer of the Company. The charge resulted from an amendment to Mr. Thomas' employment and supplemental retirement benefit agreements with the Company dated March 3, 2004. In addition, selling, general and administrative expenses, as a percentage of sales, for the three month period in 2004 were higher as compared to the prior year period due to certain fixed costs spread over a lower sales volume in 2004.

Interest expense was $197,000 in the first quarter of 2004 as compared to $324,000 in the first quarter of 2003. The decrease in interest expense was primarily due to lower average bank borrowings during the first three months of 2004.

Chromcraft Revington's effective income tax rate was 38.4% for the first three months of 2004 as compared to 38.0% for the prior year period. The increase in the effective tax rate was due to higher state income taxes.

As a result of the above, net earnings were $1,493,000 for the three months ended April 3, 2004, a 31.9% decrease from $2,191,000 reported for the prior year period.

Liquidity and Capital Resources
-------------------------------

Operating activities used $1,371,000 of cash during the three months ended April 3, 2004 as compared to $1,011,000 of cash generated in the same period last year. Operating activities in the first quarter of 2004 required cash to support a seasonal build in working capital, primarily for accounts receivable and inventories. At April 3, 2004, inventories were $32,784,000 compared to $39,636,000 at the end of the first quarter last year.

Investing activities used $256,000 of cash for capital expenditures during the first three months of 2004 as compared to $246,000 spent during the same period last year. Chromcraft Revington expects capital expenditures in 2004 to be less than $2,000,000.

Financing activities provided $1,627,000 of cash during the first three months of 2004. Cash provided by financing activities was primarily due to borrowings under a bank revolving credit line. At April 3, 2004, the Company had approximately $31,600,000 in unused availability under its bank credit line that matures in 2007.

Management expects that cash flow from operations and availability under its bank revolving credit line will continue to be sufficient to meet future liquidity needs. Chromcraft Revington expects to generate excess cash flow in 2004 which will be used to reduce bank debt, to repurchase Company common stock or for general corporate purposes.

Contractual Obligations
-----------------------

The following table summarizes the Company's contractual obligations at April 3, 2004:

                                                                      Payments Due by Period
                                                   ------------------------------------------------------------------
                                                                Less than        1-3           4-5        More than
             (In thousands)                         Total         1 Year        Years         Years        5 Years
                                                   -------       -------       -------       -------       -------
Bank debt
   Term loan                                       $ 8,000       $ 5,000       $ 3,000       $    --       $    --
   Revolving credit line                             5,500            --         5,500            --            --
Operating leases                                     1,330           809           339           182            --
Other long-term liabilities
   (less non-current deferred taxes of $427)         5,180           183           648         1,955         2,394
                                                   -------       -------       -------       -------       -------
Total contractual cash obligations                 $20,010       $ 5,992       $ 9,487       $ 2,137       $ 2,394
                                                   =======       =======       =======       =======       =======


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be generally identified as such because they include future tense or dates, or are not historical or current facts, or include words such as "expects", "may" or words of similar import. Forward-looking statements are not guarantees of results or performance and are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated as of the date of this report.

Among such risks and uncertainties are general economic conditions; import and domestic competition in the furniture industry; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer spending; changes in relationships with customers; customer acceptance of existing and new products; new home and existing home sales; and other factors that generally affect business.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Borrowings under Chromcraft Revington's bank agreement bear interest at a variable rate and, therefore, are subject to changes in interest rates. A one-percentage point fluctuation in market interest rates would not have a material impact on net earnings in 2004. The Company supplements its domestic manufacturing by sourcing parts and finished furniture primarily from the Pacific Rim. These purchases are payable in U.S. dollars and, therefore, the Company has no material foreign exchange rate risk exposure.

Item 4.  Controls and Procedures
--------------------------------

Chromcraft Revington's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of the end of the period covered by this Form 10-Q.

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

There have been no significant changes in Chromcraft Revington's internal controls, or in other factors that could significantly affect these controls, during the period covered by this Form 10-Q.



                                    PART II.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

      (a)   Exhibits

             10.87 Supplement A to the Employment Agreement and the Supplemental Retirement Benefits Agreement, dated March 3, 2004, between the Registrant and Michael E. Thomas (filed herewith).

             31.1 Certification of Chief Executive Officer required pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

             31.2 Certification of Chief Financial Officer required pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

             32.1 Certifications of Chief Executive Officer and Chief Financial Officer required pursuant to 18
                        U.S.C.Section1350, as adopted pursuant toSection906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

      (b)   Reports on Form 8-K

            On February 10, 2004, Chromcraft Revington, Inc. filed a report on Form 8-K, announcing fourth quarter 2003 operating results. On March 5, 2004, Chromcraft Revington, Inc. filed a report on Form 8-K, reporting an amendment to the Company's employment agreement and supplemental retirement benefits agreements with Michael E. Thomas.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      Chromcraft Revington, Inc.
                                                      --------------------------
                                                      (Registrant)


Date: May 10, 2004                              By:   /s/ Frank T. Kane
      ------------                                    --------------------------
                                                      Frank T. Kane
                                                      Vice President-Finance
                                                      (Duly Authorized Officer
                                                      and Principal Accounting
                                                      and Financial Officer)