Form 10-Q
period 2004-07-03
CHROMCRAFT REVINGTON INC
filed 2004-08-02
CIK 884130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 2004

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    ------------------    ----------------

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

       Common Stock, $.01 par value - 5,986,202 shares as of July 29, 2004

                                              INDEX
--------------------------------------------------------------------------------

                                                                             Page Number
                                                                             -----------
PART I.  Financial Information

   Item 1.    Financial Statements (unaudited)

                Condensed Consolidated Statements of Earnings - Three and Six
                Months Ended July 3, 2004 and June 28, 2003.....................   3

                Condensed Consolidated Balance Sheets - July 3, 2004,
                June 28, 2003 and December 31, 2003.............................   4

                Condensed Consolidated Statement of Stockholders' Equity - Six
                Months Ended July 3, 2004.......................................   5

                Condensed Consolidated Statements of Cash Flows - Six
                Months Ended July 3, 2004 and June 28, 2003.....................   6

                Notes to Condensed Consolidated Financial Statements............   7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............................   9

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk........  12

   Item 4.    Controls and Procedures...........................................  12

PART II.  Other Information

   Item 4.    Submission of Matters to a Vote of Security Holders...............  12

   Item 6.    Exhibits and Reports on Form 8-K..................................  13

SIGNATURES......................................................................  13

                           PART I.

Item 1. Financial Statements

            Condensed Consolidated Statements of Earnings (unaudited)
                           Chromcraft Revington, Inc.
                      (In thousands, except per share data)

                                                 Three Months Ended       Six Months Ended
                                                 --------------------    --------------------
                                                 July 3,     June 28,    July 3,     June 28,
                                                  2004        2003        2004        2003
                                                 -------     -------     -------     -------
Sales                                            $42,638     $44,166     $89,105     $93,597
Cost of sales                                     32,765      34,568      68,524      72,964
                                                 -------     -------     -------     -------
Gross margin                                       9,873       9,598      20,581      20,633
Selling, general and administrative expenses       6,374       6,732      14,461      13,909
                                                 -------     -------     -------     -------
Operating income                                   3,499       2,866       6,120       6,724
Interest expense                                     189         304         386         628
                                                 -------     -------     -------     -------
Earnings before income tax expense                 3,310       2,562       5,734       6,096
Income tax expense                                 1,271         973       2,202       2,316
                                                 -------     -------     -------     -------
Net earnings                                     $ 2,039     $ 1,589     $ 3,532     $ 3,780
                                                 =======     =======     =======     =======
Earnings per share of common stock
      Basic                                      $   .49     $   .38     $   .86     $   .92
      Diluted                                    $   .48     $   .38     $   .84     $   .90
Shares used in computing earnings per share
     Basic                                         4,132       4,131       4,115       4,116
     Diluted                                       4,220       4,177       4,201       4,180

See accompanying notes to condensed consolidated financial statements.

                Condensed Consolidated Balance Sheets (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                     July 3,     June 28,    December 31,
                                                      2004         2003         2003
                                                    --------     --------     --------
     Assets
     ------

Accounts receivable                                 $ 19,537     $ 19,893     $ 17,768
Inventories                                           36,716       40,187       30,868
Prepaid expenses and other                             2,018        1,707        1,362
                                                    --------     --------     --------

     Current assets                                   58,271       61,787       49,998

Property, plant and equipment, net                    33,882       36,847       35,166
Other long-term assets                                   803        2,616          736
                                                    --------     --------     --------

     Total assets                                   $ 92,956     $101,250     $ 85,900
                                                    ========     ========     ========

     Liabilities and Stockholders' Equity
     ------------------------------------

Current portion of bank debt                        $  5,000     $  6,250     $  5,000
Accounts payable                                       5,791        5,638        4,642
Accrued liabilities                                    9,021       13,340       10,312
                                                    --------     --------     --------

     Current liabilities                              19,812       25,228       19,954

Bank debt                                              9,550       19,350        7,050
Employment related liabilities                         3,848        2,857        2,914
Other long-term liabilities                            1,652        3,681        2,184
                                                    --------     --------     --------

     Total liabilities                                34,862       51,116       32,102

Stockholders' equity                                  58,094       50,134       53,798
                                                    --------     --------     --------

     Total liabilities and stockholders' equity     $ 92,956     $101,250     $ 85,900
                                                    ========     ========     ========

See accompanying notes to condensed consolidated financial statements.

      Condensed Consolidated Statement of Stockholders' Equity (unaudited)
                           Chromcraft Revington, Inc.
                        (In thousands, except share data)

                                            Capital in   Unearned                                 Total
                                  Common    Excess of      ESOP       Retained    Treasury    Stockholders'
                                  Stock     Par Value     Shares      Earnings     Stock         Equity
                                 --------   --------     --------     --------    --------      --------
Balance at January 1, 2004       $     77   $ 14,414     $(18,798)    $ 78,451    $(20,346)     $ 53,798

Net earnings                           --         --           --        3,532          --         3,532

ESOP compensation expense              --        123          336           --          --           459

Stock option compensation
   expense                             --         99           --           --          --            99

Exercise of stock options
   (20,312 shares)                     --        206           --           --          --           206
                                 --------   --------     --------     --------    --------      --------

Balance at July 3, 2004          $     77   $ 14,842     $(18,462)    $ 81,983    $(20,346)     $ 58,094
                                 ========   ========     ========     ========    ========      ========



See accompanying notes to condensed consolidated financial statements.

           Condensed Consolidated Statements of Cash Flows (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                                      Six Months Ended
                                                                    ---------------------
                                                                    July 3,      June 28,
                                                                     2004         2003
                                                                    -------      -------
Operating Activities
   Net earnings                                                     $ 3,532      $ 3,780
      Adjustments to reconcile net earnings to net cash
         provided by (used in) operating activities
           Depreciation expense                                       1,905        2,280
           Deferred income taxes                                       (403)        (330)
           Non-cash ESOP compensation expense                           459          416
           Stock option compensation expense                             99           99
           Changes in assets and liabilities
               Accounts receivable                                   (1,769)      (1,351)
               Inventories                                           (5,848)        (375)
               Accounts payable and accrued liabilities                (113)      (1,194)
               Other                                                     81         (436)
                                                                    -------      -------

   Cash provided by (used in) operating activities                   (2,057)       2,889
                                                                    -------      -------

Investing Activities
   Capital expenditures, net                                           (620)        (428)
                                                                    -------      -------
   Cash used in investing activities                                   (620)        (428)
                                                                    -------      -------

Financing Activities
   Net borrowing (repayment) under a bank revolving credit line       5,000       (1,200)
   Principal payments on bank term loan                              (2,500)      (1,250)
   Stock repurchases                                                     --         (922)
   Exercise of stock options, net of tax benefit                        177          911
                                                                    -------      -------

   Cash provided by (used in) financing activities                    2,677       (2,461)
                                                                    -------      -------

Net change in cash                                                       --           --

Cash at beginning of period                                              --           --
                                                                    -------      -------

Cash at end of period                                               $    --      $    --
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 3, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Note 2.  Inventories
--------------------

Inventories consisted of the following:

                                         (In thousands)
                             ------------------------------------
                              July 3,      June 28,      Dec. 31,
                               2004          2003          2003
                             --------      --------      --------
Raw materials                $ 10,257      $ 10,280      $  8,811
Work-in-process                 6,302         6,376         5,835
Finished goods                 22,246        25,666        18,109
                             --------      --------      --------
Inventories at FIFO cost       38,805        42,322        32,755
LIFO reserve                   (2,089)       (2,135)       (1,887)
                             --------      --------      --------
                             $ 36,716      $ 40,187      $ 30,868
                             ========      ========      ========

Note 3.  Bank Debt
------------------

Long term bank debt consisted of the following:

                                              (In thousands)
                                      --------------------------------
                                      July 3,     June 28,    Dec. 31,
                                        2004        2003        2003
                                      -------     -------     -------
Term loan                             $ 6,750     $20,000     $ 9,250
Revolving credit line                   7,800       5,600       2,800
                                      -------     -------     -------
                                       14,550      25,600      12,050
Less current portion of term loan       5,000       6,250       5,000
                                      -------     -------     -------
                                      $ 9,550     $19,350     $ 7,050
                                      =======     =======     =======

Note 4.  Accrued Liabilities
----------------------------

Accrued liabilities consisted of the following:

                                              (In thousands)
                                    --------------------------------
                                    July 3,     June 28,    Dec. 31,
                                      2004        2003        2003
                                    -------     -------     -------
Salaries, wages and commissions     $ 1,221     $ 1,561     $ 1,164
Vacation and holiday pay              1,115       1,188       1,009
Workers' compensation plans           1,013         944         915
Health benefit plans                    618       1,525       1,610
Other accrued liabilities             5,054       8,122       5,614
                                    -------     -------     -------
                                    $ 9,021     $13,340     $10,312
                                    =======     =======     =======

Note 5.  Employee Stock Ownership Plan
--------------------------------------

Chromcraft Revington sponsors a leveraged employee stock ownership plan ("ESOP") that covers substantially all employees who have completed six months of service. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust's repayment of the loan from the Company. As the ESOP loan is repaid, shares are released and allocated to ESOP accounts of active employees based on the proportion of the loan and related interest paid in the year. Unearned ESOP shares are reported as a reduction of stockholders' equity as reflected in the Condensed Consolidated Statement of Stockholders' Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the average market price of the shares during the period, and the shares become outstanding for earnings per share computations. ESOP compensation expense, a non-cash charge, was $233,000 and $459,000 for the three and six months ended July 3, 2004, respectively, compared to $200,000 and $416,000 for the three and six months ended June 28, 2003, respectively. ESOP shares consisted of the following:

                                                (In thousands)
                                       --------------------------------
                                       July 3,     June 28,    Dec. 31,
                                         2004        2003        2003
                                       -------     -------     -------
Allocated shares                           120          53         120
Committed to be released shares             34          34          --
Unearned ESOP shares                     1,846       1,913       1,880
                                       -------     -------     -------
Total ESOP shares                        2,000       2,000       2,000
                                       =======     =======     =======

Unearned ESOP shares, at cost          $18,462     $19,133     $18,798
                                       =======     =======     =======
Fair value of unearned ESOP shares     $22,635     $23,893     $21,317
                                       =======     =======     =======

Note 6.  Earnings per Share of Common Stock
-------------------------------------------

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 88,000 and 86,000 for the three and six months ended July 3, 2004, respectively, and 46,000 and 64,000 for the three and six months ended June 28, 2003, respectively.

Certain options to purchase shares of common stock were outstanding during the first six months of 2004 and 2003, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods and, therefore, their effect would be antidilutive. Options excluded from the computation of diluted earnings per share and their weighted average exercise prices were as follows:

                            2004                       2003
                    --------------------       --------------------
                                Average                    Average
                                Exercise                   Exericse
                    Shares       Price         Shares       Price
                    ------       -----         ------       -----
Second quarter      148,900     $ 16.43        347,163     $ 14.15
First six months    198,603     $ 15.77        223,060     $ 15.26

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

                                                    Three Months Ended           Six Months Ended
                                                ------------------------      ------------------------
                                                  July 3,       June 28,        July 3,       June 28,
                                                   2004           2003           2004           2003
                                                ---------      ---------      ---------      ---------
Net earnings, as reported                       $   2,039      $   1,589      $   3,532      $   3,780
Add: Stock-based employee compensation
    expense included in reported net earnings,
    net of related tax effects                         31             30             61             61
Deduct: Total stock-based employee
     compensation expense determined under
     fair-value based method for all awards,
     net of related tax effects                       (73)          (124)          (341)          (531)
                                                ---------      ---------      ---------      ---------
Pro forma net earnings                          $   1,997      $   1,495      $   3,252      $   3,310
                                                =========      =========      =========      =========

Earnings per share
     Basic - as reported                        $     .49      $     .38      $     .86      $     .92
     Basic - pro forma                          $     .48      $     .36      $     .79      $     .80

     Diluted - as reported                      $     .48      $     .38      $     .84      $     .90
     Diluted - pro forma                        $     .48      $     .36      $     .78      $     .80

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Overview
--------

Chromcraft Revington encounters intense domestic and import competition in the sale of all its products. Furniture imports into the U.S. continue to grow at double digit rates with the majority of the growth coming from the Peoples Republic of China ("China"). Foreign importers compete based on price, utilizing their low wage and overhead cost structure.

On June 18, 2004 the U.S. Department of Commerce announced its preliminary affirmative determination of antidumping duties, ranging from 5% to 198%, to be assessed to imports of wooden bedroom furniture from China. A final determination of antidumping duties by the U.S. Department of Commerce is expected at the end of 2004. The Company does not anticipate that these duties will have a significant effect on its results of operations.

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

The following table sets forth the Condensed Consolidated Statements of Earnings of Chromcraft Revington for the three and six months ended July 3, 2004 and June 28, 2003 expressed as a percentage of sales.

                                                  Three Months Ended        Six Months Ended
                                                  -------------------     --------------------
                                                  July 3,    June 28,     July 3,     June 28,
                                                   2004        2003        2004        2003
                                                  -----       -----       -----       -----
Sales                                             100.0%      100.0%      100.0%      100.0%
Cost of sales                                      76.9        78.3        76.9        78.0
                                                  -----       -----       -----       -----
Gross margin                                       23.1        21.7        23.1        22.0
Selling, general and administrative expenses       14.9        15.2        16.2        14.9
                                                  -----       -----       -----       -----
Operating income                                    8.2         6.5         6.9         7.1
Interest expense                                    0.4         0.7         0.4         0.6
                                                  -----       -----       -----       -----
Earnings before income tax expense                  7.8         5.8         6.5         6.5
Income tax expense                                  3.0         2.2         2.5         2.5
                                                  -----       -----       -----       -----
Net earnings                                        4.8%        3.6%        4.0%        4.0%
                                                  =====       =====       =====       =====

Three and Six Months Ended July 3, 2004 Compared to Three and Six Months Ended June 28, 2003
------------------------------------------------------------------------------

Consolidated sales decreased for the three and six month periods ended July 3, 2004 as compared to the prior year periods primarily due to import competition, particularly in bedroom furniture. Selling prices for the first six months of 2004 were slightly higher compared to the prior year period.

For the three months ended July 3, 2004 sales decreased 3.5% to $42,638,000 compared to $44,166,000 for the three months ended June 28, 2003. Shipments of bedroom and occasional furniture were lower for the second quarter as compared to the prior year period, partially offset by higher sales of upholstered, dining room, and commercial furniture. Upholstered furniture shipments were higher in the second quarter due to the introduction of leather sofas and chairs at the Company's Silver Furniture and Peters-Revington subsidiaries.

Sales for the first six months of 2004 were $89,105,000, a 4.8% decrease from sales of $93,597,000 for the same period last year. Sales of bedroom, occasional, upholstered, and commercial furniture were lower for the first half of 2004 compared to the prior year period. Shipments of dining room furniture for the first six months of 2004 were at approximately the same level as compared to the same period last year.

Gross margin as a percentage of sales was 23.1% for the three and six month periods ended July 3, 2004, compared to 21.7% and 22.0% for the three and six month periods ended June 28, 2003, respectively. The higher gross margin percentage in 2004 was primarily due to cost reductions which were due, in part, to a decrease in employee benefit expense.

Selling, general and administrative expenses as a percentage of sales were 14.9% and 16.2% for the three and six months ended July 3, 2004, respectively, compared to 15.2% and 14.9% for the three and six months ended June 28, 2003, respectively. The lower expense percentage for the three months ended July 3, 2004 is primarily due to a decrease in employee benefit costs. The higher expense percentage for the six months ended July 3, 2004 was due to a $1,100,000 charge to record a minimum annual supplemental retirement benefit payable to Michael E. Thomas, Chairman, President, and Chief Executive Officer of the Company. The charge resulted from an amendment to Mr. Thomas' employment and supplemental retirement benefit agreements with the Company dated March 3, 2004.

Interest expense for the three and six months ended July 3, 2004 was $189,000 and $386,000, respectively, compared to $304,000 and $628,000 for the same period in 2003, respectively. The decrease in interest expense for 2004 was primarily due to lower average bank borrowings during the periods.

Chromcraft Revington's effective income tax rate was 38.4% for the three and six months ended July 3, 2004 as compared to 38% for the prior year periods. The increase in the effective tax rate was due to higher state income taxes.

Liquidity and Capital Resources
-------------------------------

Operating activities used $2,057,000 of cash during the six months ended July 3, 2004, as compared to $2,889,000 of cash generated for the same period last year. Operating activities in 2004 required cash primarily to support an increase in inventories. At July 3, 2004, inventories were $36,716,000 compared to $40,187,000 at the end of the second quarter last year.

Investing activities used $620,000 of cash for net capital expenditures during the first six months of 2004 as compared to $428,000 spent during the same period last year. Chromcraft Revington expects capital expenditures in 2004 to be less than $1,500,000.

Financing activities provided $2,677,000 of cash during the first six months of 2004. Cash provided by financing activities was primarily due to bank borrowings. At July 3, 2004, the Company had approximately $31,700,000 in unused availability under its bank revolving credit line that matures in 2007.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be generally identified as such because they include future tense or dates, or are not historical or current facts, or include words such as "expects", "may", "anticipates", "believes" or words of similar import. Forward-looking statements are not guarantees of results or performance and are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated as of the date of this report.

Among such risks and uncertainties are general economic conditions; import and domestic competition in the furniture industry; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer spending; changes in relationships with customers; customer acceptance of existing and new products; new home and existing home sales; and other factors that generally effect business.

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

Chromcraft Revington's management, including its principal executive officer and principal financial officer, does not expect that the Company's disclosure controls and procedures or its internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.

There have been no significant changes in Chromcraft Revington's internal controls, or in other factors that could significantly affect these controls, during the period covered by this Form 10-Q.

                                    PART II.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     (a) Chromcraft Revington held its annual meeting of stockholders on May 4, 2004.

     (b) All director nominees were elected to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. Set forth below are the votes cast for each director.

                                       Votes
                                ---------------------
               Directors          For        Withheld
          --------------------  ---------    --------
          Stephen D. Healy      5,732,880      54,138
          David L. Kolb         5,733,124      53,894
          Larry P. Kunz         5,733,143      53,875
          Theodore L. Mullett   5,533,143     253,875
          Michael E. Thomas     5,732,404      54,614
          Warren G. Wintrub     5,733,143      53,875

     (c) Set forth below is the vote tabulation regarding the ratification of the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending December 31, 2004.

                 Votes Cast
          -------------------------
             For            Against        Abstain
          ---------         -------        -------
          5,712,831         50,597          23,590


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

(b)  Reports on Form 8-K

     On April 27, 2004, Chromcraft Revington, Inc. filed a report on Form 8-K, announcing first quarter 2004 operating results.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Chromcraft Revington, Inc.
                                         --------------------------------------
                                         (Registrant)


Date: August 2, 2004               By:   /s/ Frank T. Kane
      --------------                     --------------------------------------
                                         Frank T. Kane
                                         Vice President-Finance
                                         (Duly Authorized Officer and Principal
                                         Accounting and Financial Officer)