Form 10-Q
period 2004-10-02
CHROMCRAFT REVINGTON INC
filed 2004-11-05
CIK 884130

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                     to
                                   -------------------    ----------------


                         Commission file number 1-13970

                           CHROMCRAFT REVINGTON, INC.
                           --------------------------
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

     Common Stock, $.01 par value - 5,991,202 shares as of October 25, 2004
================================================================================

                                      INDEX
--------------------------------------------------------------------------------

                                                                             Page Number
                                                                             -----------
PART I.  Financial Information

   Item 1.    Financial Statements (unaudited)

                Condensed Consolidated Statements of Earnings - Three and Nine
                Months Ended October 2, 2004 and September 27, 2003.............   3

                Condensed Consolidated Balance Sheets - October 2, 2004,
                September 27, 2003 and December 31, 2003........................   4

                Condensed Consolidated Statement of Stockholders' Equity - Nine
                Months Ended October 2, 2004....................................   5

                Condensed Consolidated Statements of Cash Flows - Nine
                Months Ended October 2, 2004 and September 27, 2003.............   6

                Notes to Condensed Consolidated Financial Statements............   7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............................   9

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk........  12

   Item 4.    Controls and Procedures...........................................  12

PART II.  Other Information

   Item 6.    Exhibits..........................................................  13

SIGNATURES......................................................................  13

                         PART I.

Item 1. Financial Statements
----------------------------

            Condensed Consolidated Statements of Earnings (unaudited)
                           Chromcraft Revington, Inc.
                      (In thousands, except per share data)

                                                   Three Months Ended            Nine Months Ended
                                                 -----------------------      -----------------------
                                                  Oct. 2,      Sept. 27,       Oct. 2,      Sept. 27,
                                                   2004          2003           2004          2003
                                                 ---------     ---------      ---------     ---------
Sales                                            $  41,658     $  44,951      $ 130,763     $ 138,548
Cost of sales                                       32,361        36,186        100,885       109,150
                                                 ---------     ---------      ---------     ---------
Gross margin                                         9,297         8,765         29,878        29,398
Selling, general and administrative expenses         5,881         7,084         20,342        20,993
Other (income)                                          --        (3,650)            --        (3,650)
                                                 ---------     ---------      ---------     ---------
Operating income                                     3,416         5,331          9,536        12,055
Interest expense                                       204           276            590           904
                                                 ---------     ---------      ---------     ---------
Earnings before income tax expense                   3,212         5,055          8,946        11,151
Income tax expense                                   1,233         2,436          3,435         4,752
                                                 ---------     ---------      ---------     ---------
Net earnings                                     $   1,979     $   2,619      $   5,511     $   6,399
                                                 =========     =========      =========     =========
Earnings per share of common stock
     Basic                                       $     .48     $     .63      $    1.33     $    1.55
     Diluted                                     $     .47     $     .62      $    1.31     $    1.53
Shares used in computing earnings per share
     Basic                                           4,155         4,127          4,132         4,120
     Diluted                                         4,224         4,209          4,212         4,190

See accompanying notes to condensed consolidated financial statements.

                Condensed Consolidated Balance Sheets (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                    Oct. 2,    Sept. 27,    Dec. 31,
                                                     2004        2003         2003
                                                    -------     -------     -------
     Assets
     ------
Accounts receivable                                 $22,045     $23,021     $17,768
Inventories                                          36,695      36,400      30,868
Prepaid expenses and other                            2,065       2,326       1,362
                                                    -------     -------     -------

     Current assets                                  60,805      61,747      49,998

Property, plant and equipment, net                   33,107      35,846      35,166
Other long-term assets                                  823       1,087         736
                                                    -------     -------     -------

     Total assets                                   $94,735     $98,680     $85,900
                                                    =======     =======     =======

     Liabilities and Stockholders' Equity
     ------------------------------------

Current portion of bank debt                        $ 5,000     $ 6,250     $ 5,000
Accounts payable                                      5,624       6,177       4,642
Accrued liabilities                                   9,536      12,372      10,312
                                                    -------     -------     -------

     Current liabilities                             20,160      24,799      19,954

Bank debt                                             9,050      17,000       7,050
Employment related liabilities                        3,795       3,024       2,914
Other long-term liabilities                           1,281       2,042       2,184
                                                    -------     -------     -------

     Total liabilities                               34,286      46,865      32,102

Stockholders' equity                                 60,449      51,815      53,798
                                                    -------     -------     -------

     Total liabilities and stockholders' equity     $94,735     $98,680     $85,900
                                                    =======     =======     =======

See accompanying notes to condensed consolidated financial statements.

      Condensed Consolidated Statement of Stockholders' Equity (unaudited)
                           Chromcraft Revington, Inc.
                        (In thousands, except share data)

                                               Capital in      Unearned                                       Total
                                  Common       Excess of         ESOP          Retained       Treasury     Stockholders'
                                   Stock       Par Value        Shares         Earnings        Stock          Equity
                                 --------      ---------       --------        --------       --------        --------
Balance at January 1, 2004       $     77       $ 14,414       $(18,798)       $ 78,451       $(20,346)       $ 53,798

Net earnings                           --             --             --           5,511             --           5,511

ESOP compensation expense              --            191            567              --             --             758

Stock option compensation              --            149             --              --             --             149
   expense

Exercise of stock options
   (22,812 shares)                     --            233             --              --             --             233
                                 --------       --------       --------        --------       --------        --------

Balance at October 2, 2004       $     77       $ 14,987       $(18,231)       $ 83,962       $(20,346)       $ 60,449
                                 ========       ========       ========        ========       ========        ========




See accompanying notes to condensed consolidated financial statements.

           Condensed Consolidated Statements of Cash Flows (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                                     Nine Months Ended
                                                                   ----------------------
                                                                    Oct. 2,     Sept. 27,
                                                                     2004          2003
                                                                    -------      -------
Operating Activities
   Net earnings                                                     $ 5,511      $ 6,399
      Adjustments to reconcile net earnings to net cash
         provided by (used in) operating activities
           Depreciation expense                                       2,841        3,412
           Deferred income taxes                                       (278)       1,501
           Non-cash gain on the resolution of a claim                    --       (3,650)
           Non-cash ESOP compensation expense                           758          635
           Stock option compensation expense                            149          148
           Changes in assets and liabilities
               Accounts receivable                                   (4,277)      (4,479)
               Inventories                                           (5,827)       3,412
               Prepaid expenses and other                            (1,024)      (1,286)
               Accounts payable and accrued liabilities                 154           67
               Other                                                    576          423
                                                                    -------      -------

   Cash provided by (used in) operating activities                   (1,417)       6,582
                                                                    -------      -------

Investing Activities
   Capital expenditures, net                                           (787)        (564)
                                                                    -------      -------
   Cash used in investing activities                                   (787)        (564)
                                                                    -------      -------

Financing Activities
   Net borrowing (repayment) under a bank revolving credit line       5,750       (2,300)
   Principal payments on bank term loan                              (3,750)      (2,500)
   Stock repurchases                                                     --       (2,226)
   Exercise of stock options, net of tax benefit                        204        1,008
                                                                    -------      -------

   Cash provided by (used in) financing activities                    2,204       (6,018)
                                                                    -------      -------

Net change in cash                                                       --           --

Cash at beginning of period                                              --           --
                                                                    -------      -------

Cash at end of period                                               $    --      $    --
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended October 2, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Note 2.  Inventories
--------------------

Inventories consisted of the following:

                                                        (In thousands)
                                             ----------------------------------
                                              Oct. 2,     Sept. 27,    Dec. 31,
                                               2004         2003         2003
                                             --------     --------     --------
Raw materials                                $ 10,932     $  9,494     $  8,811
Work-in-process                                 6,847        6,634        5,835
Finished goods                                 21,317       22,407       18,109
                                             --------     --------     --------
Inventories at FIFO cost                       39,096       38,535       32,755
LIFO reserve                                   (2,401)      (2,135)      (1,887)
                                             --------     --------     --------
                                             $ 36,695     $ 36,400     $ 30,868
                                             ========     ========     ========

Note 3.  Bank Debt
------------------

Long term bank debt consisted of the following:

                                                        (In thousands)
                                             ----------------------------------
                                              Oct. 2,     Sept. 27,    Dec. 31,
                                               2004         2003         2003
                                             --------     --------     --------
Term loan                                    $  5,500     $ 18,750     $  9,250
Revolving credit line                           8,550        4,500        2,800
                                             --------     --------     --------
                                               14,050       23,250       12,050
Less current portion of term loan               5,000        6,250        5,000
                                             --------     --------     --------
                                             $  9,050     $ 17,000     $  7,050
                                             ========     ========     ========

Note 4.  Accrued Liabilities
----------------------------

Accrued liabilities consisted of the following:

                                                        (In thousands)
                                             ----------------------------------
                                              Oct. 2,     Sept. 27,    Dec. 31,
                                               2004         2003         2003
                                             --------     --------     --------
Salaries, wages and commissions              $  1,429     $  1,786     $  1,164
Vacation and holiday pay                        1,352        1,311        1,009
Workers' compensation plans                       992          879          915
Health benefit plans                              568        1,553        1,610
Other accrued liabilities                       5,195        6,843        5,614
                                             --------     --------     --------
                                             $  9,536     $ 12,372     $ 10,312
                                             ========     ========     ========

Note 5.  Employee Stock Ownership Plan
--------------------------------------

Chromcraft Revington sponsors a leveraged employee stock ownership plan ("ESOP") that covers substantially all employees who have completed six months of service. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust's repayment of the loan from the Company. As the ESOP loan is repaid, shares are released and allocated to ESOP accounts of active employees based on the proportion of the loan and related interest paid in the year. Unearned ESOP shares are reported as a reduction of stockholders' equity as reflected in the Condensed Consolidated Statement of Stockholders' Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the average market price of the shares during the period, and the shares become outstanding for earnings per share computations. ESOP compensation expense, a non-cash charge, was $299,000 and $758,000 for the three and nine months ended October 2, 2004, respectively, compared to $219,000 and $635,000 for the three and nine months ended September 27, 2003, respectively. ESOP shares consisted of the following:

                                                        (In thousands)
                                             ----------------------------------
                                              Oct. 2,     Sept. 27,    Dec. 31,
                                               2004         2003         2003
                                             --------     --------     --------
Allocated shares                                  120           53          120
Committed to be released shares                    57           50           --
Unearned ESOP shares                            1,823        1,897        1,880
                                             --------     --------     --------
Total ESOP shares                               2,000        2,000        2,000
                                             ========     ========     ========

Unearned ESOP shares, at cost                $ 18,231     $ 18,966     $ 18,798
                                             ========     ========     ========
Fair value of unearned ESOP shares           $ 23,427     $ 23,542     $ 21,317
                                             ========     ========     ========


Note 6.  Earnings per Share of Common Stock
-------------------------------------------

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 69,000 and 80,000 for the three and nine months ended October 2, 2004, respectively, and 82,000 and 70,000 for the three and nine months ended September 27, 2003, respectively.

Certain options to purchase shares of common stock were outstanding during the first nine months of 2004 and 2003, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods and, therefore, their effect would be antidilutive. Options excluded from the computation of diluted earnings per share and their weighted average exercise prices were as follows:

                                                                2004                         2003
                                                     -------------------------    --------------------------
                                                                    Average                       Average
                                                                    Exercise                      Exercise
                                                     Shares          Price         Shares          Price
                                                     -------      ------------     -------      ------------
Third quarter                                        208,603      $      15.65     200,560      $      15.56
First nine months                                    198,603      $      15.77     215,560      $      15.35

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

                                                      Three Months Ended            Nine Months Ended
                                                   ------------------------      ------------------------
                                                    Oct. 2,       Sept. 27,       Oct. 2,       Sept. 27,
                                                      2004           2003           2004           2003
                                                   ---------      ---------      ---------      ---------
Net earnings, as reported                          $   1,979      $   2,619      $   5,511      $   6,399
Add: Stock-based employee compensation
     expense included in reported net earnings,
     net of related tax effects                           30             31             91             92
Deduct: Total stock-based employee
     compensation expense determined under
     fair-value based method for all awards,
     net of related tax effects                         (130)           (98)          (471)          (629)
                                                   ---------      ---------      ---------      ---------
Pro forma net earnings                             $   1,879      $   2,552      $   5,131      $   5,862
                                                   =========      =========      =========      =========

Earnings per share
     Basic - as reported                           $     .48      $     .63      $    1.33      $    1.55
     Basic - pro forma                             $     .45      $     .62      $    1.24      $    1.42

     Diluted - as reported                         $     .47      $     .62      $    1.31      $    1.53
     Diluted - pro forma                           $     .45      $     .61      $    1.23      $    1.41

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

The Company has several businesses, some of which have been impacted more severely than others from the reduced sales volume. As a result, Chromcraft Revington may need to consolidate or curtail operations in the future if operating results or business conditions do not improve. In addition, the Company continues to experience inflationary price increases in raw materials and other costs which have been primarily offset by offshore sourcing of furniture components and material substitution.

Three and Nine Months Ended October 2, 2004 Compared to Three and Nine Months Ended September 27, 2003
-----------------------------------------------------------------------------

The following table sets forth the Condensed Consolidated Statements of Earnings of Chromcraft Revington for the three and nine months ended October 2, 2004 and September 27, 2003 expressed as a percentage of sales.

                                                Three Months Ended    Nine Months Ended
                                                -------------------  ------------------
                                                 Oct. 2,  Sept. 27,   Oct. 2,  Sept. 27,
                                                  2004      2003       2004      2003
                                                --------  --------   --------  --------
Sales                                             100.0 %   100.0 %    100.0 %   100.0 %
Cost of sales                                      77.7      80.5       77.2      78.8
                                                 ------    ------     ------    ------
Gross margin                                       22.3      19.5       22.8      21.2
Selling, general and administrative expenses       14.1      15.7       15.5      15.1
Other (income)                                     --        (8.1)      --        (2.6)
                                                 ------    ------     ------    ------
Operating income                                    8.2      11.9        7.3       8.7
Interest expense                                    0.5       0.6        0.5       0.7
                                                 ------    ------     ------    ------
Earnings before income tax expense                  7.7      11.3        6.8       8.0
Income tax expense                                  3.0       5.5        2.6       3.4
                                                 ------    ------     ------    ------
Net earnings                                        4.7 %     5.8 %      4.2 %     4.6 %
                                                 ======    ======     ======    ======

Consolidated sales were lower for the three and nine months ended October 2, 2004 as compared to the prior year primarily due to import competition, particularly in bedroom furniture. Selling prices for the first nine months of 2004 were slightly higher compared to the prior year period.

For the three months ended October 2, 2004 sales decreased 7.3% to $41,658,000 compared to $44,951,000 for the three months ended September 27, 2003. Shipments of dining room, bedroom, occasional and commercial furniture were lower for the third quarter as compared to the prior year period. Upholstered furniture shipments were slightly higher in the third quarter of 2004 as compared to the same period last year due to the introduction of leather sofas and chairs imported from overseas.

Sales for the nine months ended October 2, 2004 were $130,763,000, a 5.6% decrease from sales of $138,548,000 for the same period last year. Shipments of all furniture categories were lower for the first nine months of 2004 compared to the prior year period.

Gross margin as a percentage of sales was 22.3% and 22.8% for the three and nine month periods ended October 2, 2004, compared to 19.5% and 21.2% for the same periods in 2003, respectively. Gross margin for 2003 was reduced by a $950,000 inventory write down for slow moving bedroom furniture recorded in the third quarter of 2003. In addition, cost reductions, primarily in employee benefits, improved gross margin in 2004.

Selling, general and administrative expenses as a percentage of sales were 14.1% for the three months ended October 2, 2004, compared to 15.7% for the same period in 2003. The lower expense percentage for 2004 is primarily due to a decrease in performance based compensation and fringe benefits.

Selling, general and administrative expenses as a percentage of sales were 15.5% for the nine months ended October 2, 2004 compared to 15.1% for the same period in 2003. The higher expense percentage for 2004 was due, in part, to a $1,100,000 charge to record a minimum annual supplemental retirement benefit payable to Michael E. Thomas, Chairman, President, and Chief Executive Officer of the Company. The charge resulted from an amendment to Mr. Thomas' employment and supplemental retirement benefit agreements with the Company dated March 3, 2004.

Operating income for the three and nine months ended September 27, 2003 included a $3,650,000 non-recurring non-cash gain on the resolution of a claim in connection with the Company's earlier acquisition of a subsidiary.

Interest expense for the three and nine months ended October 2, 2004 was $204,000 and $590,000, respectively, compared to $276,000 and $904,000 for the same periods in 2003, respectively. The decrease in interest expense for 2004 was primarily due to lower average bank borrowings during the periods.

Chromcraft Revington's effective income tax rate was 38.4% for the three and nine months ended October 2, 2004 as compared to 48.2% and 42.6% for the three and nine months ended September 27, 2003, respectively. The higher income tax rate in 2003 was due to additional income tax expense of $515,000 recorded in the third quarter for a change in tax basis of certain acquired assets.

Earnings per share on a diluted basis was $.47 and $1.31 for the three and nine month periods ended October 2, 2004, respectively, as compared to diluted earnings per share of $.62 and $1.53 for the same periods in 2003, respectively. Net earnings for 2003 included three non-recurring items as described in the above discussion: a $950,000 pre-tax inventory write down for slow moving bedroom furniture, a $3,650,000 pre-tax non-cash gain from the resolution of a claim in connection with the Company's earlier acquisition of a subsidiary and $515,000 of additional income tax expense for a change in tax basis of certain acquired assets. The net effect of these items added $.28 to earnings per share, on a diluted basis, for the three and nine months ended September 27, 2003.

Liquidity and Capital Resources
-------------------------------

Operating activities used $1,417,000 of cash during the nine months ended October 2, 2004, as compared to $6,582,000 of cash generated for the same period last year. Operating activities in 2004 required cash primarily to support a seasonal build in working capital, primarily in accounts receivable and inventories. Inventories at October 2, 2004 were $36,695,000 compared to $36,400,000 at September 27, 2003. The Company expects year-end inventory levels to be higher as compared to the December 31, 2003 inventory balance of $30,868,000 due to an increase in raw materials and work-in-process, primarily in sourced furniture components from overseas.

Investing activities used $787,000 of cash for net capital expenditures during the first nine months of 2004 as compared to $564,000 spent during the same period last year. Chromcraft Revington expects capital expenditures in 2004 to be less than $1,500,000.

Financing activities provided $2,204,000 of cash during the first nine months of 2004. Cash provided by financing activities was primarily due to bank borrowings. At October 2, 2004, the Company had approximately $27,100,000 in unused availability under its bank revolving credit line that matures in 2007.

Management expects that cash flow from operations and availability under its bank revolving credit line will continue to be sufficient to meet future liquidity needs. Chromcraft Revington expects to generate excess cash flow in the fourth quarter of 2004, primarily from a reduction in working capital. Excess cash will be used to reduce bank debt or for general corporate purposes.

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

There have been no significant changes in Chromcraft Revington's internal control over financial reporting that occurred during the quarter covered by this report, that have materially affected, or are reasonably likely to materially affect, Chromcraft Revington's internal control over financial reporting.

                                    PART II.

Item 6.  Exhibits
-----------------

3.2      By-laws of the Registrant, as amended July 26, 2004 (filed herewith).

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

                                       Chromcraft Revington, Inc.
                                       ---------------------------------------
                                       (Registrant)


Date: November 5, 2004           By:   /s/ Frank T. Kane
                                       ---------------------------------------
                                       Frank T. Kane
                                       Vice President-Finance
                                       (Duly Authorized Officer and Principal
                                       Accounting and Financial Officer)