Form 10-K
period 2004-12-31
CHROMCRAFT REVINGTON INC
filed 2005-03-07
CIK 884130

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    AND EXCHANGE ACT OF 1934

           For the transition period from                  to
                                          ----------------    ----------

                         Commission file number 1-13970

                           CHROMCRAFT REVINGTON, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                        35-1848094
-------------------------------                ---------------------------------
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

           Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of each
    Title of each class                             exchange on which registered
----------------------------                        ----------------------------
Common Stock, $.01 par value                           American Stock Exchange

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

As of February 11, 2005, there were 5,998,202 shares of the registrant's common stock ($.01 par value) outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant as of July 3, 2004 was $49.4 million (based upon the closing price of the registrant's common stock, as reported by the American Stock Exchange).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of stockholders to be held May 4, 2005 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                      INDEX
-----------------------------------------------------------------------------------------------------------

                                                                                                Page Number
                                                                                                -----------

PART I
     Item 1.       Business ......................................................................    2
     Item 2.       Properties ....................................................................    6
     Item 3.       Legal Proceedings .............................................................    6
     Item 4.       Submission of Matters to a Vote of Security Holders ...........................    6

PART II

     Item 5.       Market for the Registrant's Common Equity, Related
                   Stockholder Matters and Issuer Purchases of Equity Securities .................    7
     Item 6.       Selected Financial Data .......................................................    8
     Item 7.       Management's Discussion and Analysis of Financial Condition
                   and Results of Operations .....................................................    9
     Item 7A.      Quantitative and Qualitative Disclosures about Market Risk ....................   13
     Item 8.       Financial Statements and Supplementary Data ...................................   14
     Item 9.       Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure ......................................................   14
     Item 9A.      Controls and Procedures .......................................................   14
     Item 9B.      Other Information .............................................................   14

PART III

     Item 10.      Directors and Executive Officers of the Registrant ............................   15
     Item 11.      Executive Compensation ........................................................   15
     Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related
                   Stockholder Matters ...........................................................   15
     Item 13.      Certain Relationships and Related Transactions ................................   15
     Item 14.      Principal Accountant Fees and Services ........................................   15

PART IV

     Item 15.      Exhibits and Financial Statement Schedules.....................................   16

Signatures         ...............................................................................   20

                                     PART I

Item 1.  Business
--------------------------------------------------------------------------------

General

Chromcraft Revington, Inc. ("Chromcraft Revington"), incorporated in 1992 under the laws of Delaware, is engaged in the design, manufacture and sale of residential and commercial furniture through its wholly-owned subsidiaries, Chromcraft Corporation ("Chromcraft Furniture"), Peters-Revington Corporation ("Peters-Revington Furniture"), Silver Furniture Co., Inc. ("Silver Furniture"), Cochrane Furniture Company, Inc. ("Cochrane Furniture") and Korn Industries, Incorporated ("Korn Industries"). Chromcraft Revington is headquartered in Delphi, Indiana.

In 1992, Chromcraft Revington acquired Chromcraft Furniture and Peters-Revington Furniture and concurrently completed its initial public offering. Silver Furniture, Cochrane Furniture and Korn Industries were acquired in 1995, 1996 and 1999, respectively. Chromcraft Revington had no operations prior to 1992.

In March 2002, Chromcraft Revington and its newly formed Employee Stock Ownership Trust ("ESOP Trust") purchased 5,695,418 shares of Chromcraft Revington common stock, which represented approximately 59% of Chromcraft Revington's then outstanding shares of common stock from Court Square Capital Limited ("Court Square") for a total purchase price of $60,529,000. The ESOP Trust purchased 2,000,000 of the shares from Court Square for $20,000,000, using funds borrowed from Chromcraft Revington, with the remainder of the shares purchased by Chromcraft Revington. The loan to the ESOP Trust provides repayment to Chromcraft Revington over a 30-year term at a fixed interest rate of 5.48%. The transaction was financed with available cash and bank borrowings. At December 31, 2004, the ESOP Trust held approximately 33.2% of the issued and outstanding shares of Chromcraft Revington's common stock.

Chromcraft Revington and its subsidiaries (collectively, the "Company") have several operating segments which are aggregated into one reportable segment, in accordance with Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.

Products

Occasional Furniture
Peters-Revington Furniture manufactures coffee tables, end tables, sofa tables and storage tables in collections that incorporate the same design and styling themes. Occasional table collections may include other furniture pieces such as bookcases, entertainment storage units, library and modular wall units and curio cabinets, thereby enabling consumers to coordinate furniture for the same room. Occasional furniture is sold in traditional, contemporary and country styles primarily at medium price points. Occasional furniture is manufactured using hardwoods, veneers and printed fiberboard. Also, Peters-Revington Furniture imports a limited number of occasional tables to broaden its price points and styling.

Silver Furniture imports various occasional tables, primarily in contemporary and traditional styling. Imported tables generally require some assembly by a retailer or consumer. Some occasional table collections include imported entertainment storage furniture. Furniture is sold to retailers from Silver Furniture's warehouse operation or by direct container delivered to the retailer from an overseas supplier. Silver Furniture's occasional furniture is sold at entry level-to-medium price points.

Cochrane Furniture imports medium-priced occasional tables to coordinate primarily with its exposed wood upholstered furniture.

Bedroom Furniture
Bedroom furniture includes bed frames, dressers, night stands, entertainment armoires and mirrors primarily in traditional styling.

Cochrane Furniture and Sumter Cabinet, a division of Korn Industries, manufacture solid wood bedroom furniture, primarily using American hardwoods. Sumter Cabinet bedroom furniture is designed in larger scale as compared to Cochrane Furniture and is sold at mid-to-higher price points. Cochrane Furniture's bedroom furniture is sold at medium price points.

Peters-Revington Furniture manufactures bedroom furniture constructed of hardwoods, solids and veneers. Peters-Revington Furniture is sold at medium price points.

Dining Room Furniture
Chromcraft Furniture manufactures casual dining furniture for use in dining rooms, great rooms, kitchens and apartments without formal dining areas. The product line consists primarily of dining tables with laminated, wood or glass table tops with stationary or tilt-swivel chairs. Certain casual dining sets have matching barstools and china cabinets. Chairs are upholstered in a variety of fabrics and vinyls, while tables are manufactured from metal, wood, glass, faux marble and other materials, and come in a variety of shapes. Most casual dining furniture is custom ordered by the retailer or consumer. Chromcraft Furniture imports a variety of casual dining furniture primarily to broaden its product offerings and price points. Casual dining furniture is designed in contemporary or traditional styling and sold at medium-to-higher price points.

Cochrane Furniture and Sumter Cabinet manufacture formal and casual dining room furniture in solid wood, primarily using American hardwoods. Dining room furniture includes a broad line of tables, armed and side chairs, buffets and china cabinets mainly in traditional or country styling. Cochrane Furniture also offers dining room tables with a high pressure laminate table top. Solid wood furniture is sold at mid-to-higher price points.

In 2004, Cochrane Furniture introduced custom-design wood casual dining room furniture. Under this program, consumers can personalize their dining tables, chairs and china cabinets by selecting, from a kiosk unit, various wood finishes and styling, chair fabrics, hardware, accent finishes and table sizes and shapes. Custom-design dining room furniture is manufactured in solid wood and sold at mid-to-higher price points.

Upholstered Furniture
Cochrane Furniture manufactures upholstered fabric sofas, chairs and ottomans primarily on a made-to-order basis. Upholstered furniture, mainly in traditional styling, is sold at medium price points.

In 2004, Silver Furniture and Peters-Revington Furniture began importing medium priced leather sofas and chairs to provide a room package of coordinated occasional tables and entertainment storage furniture.

Commercial Furniture
Chromcraft Furniture manufactures office chairs, conference and meeting room tables and lounge-area seating furniture for airports and other public waiting areas. Chairs are offered in various grades and colors of fabric or leather and include executive, ergonomic and computer task models. Also, Chromcraft Furniture imports a limited number of commercial chairs and desks to broaden its product offerings. Chromcraft Furniture competes primarily at moderate price points.

Customers and Distribution

There are many channels of furniture distribution including independent furniture stores, national and regional chains, office furniture stores, rent/rent-to-own stores, specialty stores, department stores, catalog, wholesale clubs, and manufacturer dedicated stores. The Company markets and sells its residential furniture primarily to independent furniture retailers and regional furniture chains. Chromcraft Furniture's commercial furniture is sold primarily to office furniture dealers, wholesalers, distributors, furniture rental stores and contract customers.

The Company has approximately 5,300 active customer accounts. Major customers include Nebraska Furniture Mart, Jordan's, Cort Furniture and Rooms To Go. No material amount of Chromcraft Revington's sales is dependent upon a single customer. Sales outside the United States represents less than one percent of total sales. Furniture is primarily sold through independent sales representatives.

Competition

The furniture industry is highly fragmented and the Company encounters intense domestic and import competition in the sale of all its products. The furniture markets in which the Company participates include a large number of relatively small domestic and foreign manufacturers. In recent years, low-cost foreign manufacturers, primarily in China, have significantly increased shipments into the United States. Many of the Company's competitors, some of which are larger and have greater financial resources, produce a number of products which are not competitive with the Company's products. In many cases, such companies do not disclose the portion of their sales attributable to products similar to those manufactured by the Company. It is, therefore, impractical to state with any certainty the Company's relative position in a particular product line. Competition in the Company's products is in the form of the quality of its products, service and selling prices.

Manufacturing and Global Sourcing

Chromcraft Revington's operating subsidiaries maintain separate manufacturing and warehousing facilities. Wood and metal working plants include machining, finishing and assembly operations. Solid wood furniture manufacturing operations have rough mill facilities that process green lumber into parts for internal use. The Company's upholstered furniture operations include chair foam production, cutting and sewing operations.

In recent years, the Company has increased imports of low-cost labor-intensive furniture components and finished furniture, primarily from China, to supplement the Company's domestic furniture manufacturing. Using this blended approach of domestic manufacturing and selective importing, the Company is better able to control the quality of furniture and service to its customers.

The Company uses agents and company personnel to purchase furniture parts and finished furniture from suppliers primarily located in China, the Philippines, Indonesia and Vietnam. Suppliers are selected for their ability to deliver high quality products on a timely basis and at competitive prices. Agents and company personnel perform quality control inspections at supplier locations. The Company maintains a purchasing and quality control inspection office in Southern China.

Imported furniture is purchased in U.S. dollars and, as a result, Chromcraft Revington is not subject to foreign currency exchange risk.

Raw Materials

The major raw materials used in manufacturing are wood, steel, fabrics, glass, chair mechanisms, fiberboard, finishing materials, hardware, cartons and foam for upholstered furniture. In recent years, more low-cost furniture parts have been sourced overseas. Chromcraft Revington believes that supplies of raw materials are available in sufficient quantities from an adequate number of suppliers. No significant shortages of raw materials were experienced during 2004.

Inventory and Seasonal Requirements

The Company maintains finished goods inventories for occasional, dining room and bedroom furniture in order to respond quickly to customer delivery needs. Most custom-design casual dining room furniture, upholstered furniture and commercial furniture is made to customer specifications and, therefore, not carried in stock. A limited number of commercial furniture items are maintained for quick delivery programs.

Over the last several years, the Company has increased its overseas purchases of furniture parts and finished furniture. As a result, the Company has increased its raw material and finished goods inventory levels, for certain product lines, in order to accommodate the longer delivery times and, in some cases, to obtain quantity price discounts.

Sales have historically not been subject to material seasonal fluctuations.

Backlog

The Company's backlog of sales orders was approximately $14.5 million at December 31, 2004, as compared to approximately $15.8 million at December 31, 2003. Order backlog at any particular time is not necessarily indicative of the level of future shipments.

Environment

Chromcraft Revington believes it is in compliance in all material respects with all federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the environment and establish standards for the treatment of hazardous wastes.

Patents

The Company has several commercial chair design patents, none of which are considered material to the business.

Employees

The Company employs a total of approximately 1,400 people. None of the employees are represented by a collective bargaining agreement.

Additional Information

Chromcraft Revington files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Stockholders may inspect and copy these materials at the Public Reference Room maintained by the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of the site is http://www.sec.gov. Copies of the Company's annual, quarterly and current reports are available to stockholders without charge upon written request to:
Corporate Secretary, Chromcraft Revington, Inc., 1100 North Washington Street, Delphi, IN 46923.

Item 2.  Properties
--------------------------------------------------------------------------------

The following table summarizes the Company's facilities as of December 31, 2004.

     Location               Square                                   Type of                 Owned/
   (Subsidiary)              Feet            Operations              Furniture               Leased
------------------          -------        --------------       --------------------       ---------
Delphi, IN                  519,000        Manufacturing/       Occasional/ bedroom/           Owned
(Peters-Revington                           warehousing          upholstered
   Furniture)

Knoxville, TN               160,000        Warehousing          Occasional/ upholstered        Owned
(Silver Furniture)

Lincolnton, NC              368,000        Manufacturing/       Dining room/ bedroom           Owned
(Cochrane Furniture)                        warehousing

Lincolnton, NC              152,000        Manufacturing        Upholstered                    Owned
(Cochrane Furniture)

Lincolnton, NC              159,000        Warehousing          Dining room/ bedroom/          Owned
(Cochrane Furniture)                                             upholstered

Warrenton, NC               166,000        Manufacturing        Dining room/ bedroom           Owned
(Cochrane Furniture)

Senatobia, MS               560,000        Manufacturing/       Dining room/                   Leased
(Chromcraft Furniture)                      warehousing          commercial                (expires 2061)

Sumter, SC                  521,000        Manufacturing/       Dining room/ bedroom           Owned
(Korn Industries)                           warehousing

Chromcraft Revington also leases trucks, trailers and other transportation equipment and showroom facilities in High Point, North Carolina and Chicago, Illinois. Management believes the properties and equipment of its subsidiaries are well maintained, in good operating condition and adequate to support present operations. The Company is not utilizing all of its productive capacity due to lower sales volumes. All of the owned properties and equipment are pledged as collateral under Chromcraft Revington's bank agreement.

Item 3.  Legal Proceedings
--------------------------------------------------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------

Effective June 8, 2004, Chromcraft Revington's common stock began trading on the American Stock Exchange. Prior to June 8, 2004, the shares were traded on the New York Stock Exchange. The common stock of the Company is traded under the ticker symbol "CRC". The following table sets forth the high and low prices of the common stock, as reported by the stock exchange on which the stock was traded at the time.

                               2004                            2003
                    --------------------------      --------------------------
                       High            Low             High            Low
                    ----------      ----------      ----------      ----------

First quarter       $    15.65      $    11.28      $    13.35      $    12.15
Second quarter           15.30           12.20           13.06           10.76
Third quarter            13.90           12.05           13.61           12.05
Fourth quarter           12.85           11.40           13.05           11.02


As of February 11, 2005, there were approximately 217 security holders of record of Chromcraft Revington's common stock. The Company has never paid cash dividends on shares of its common stock. Under its bank agreement, Chromcraft Revington is not permitted to pay cash dividends. On February 11, 2005, the closing price of Chromcraft Revington's common stock was $13.13 as reported by the American Stock Exchange.

Equity Compensation Plan Information
------------------------------------

The following table provides certain information as of December 31, 2004 with respect to the Company's equity compensation plans under which equity securities of the Company are authorized for issuance.

                                      Number of securities                                      Number of securities
                                       to be issued upon                                       remaining available for
                                          exercise of                 Weighted                  future issuance under
                                          outstanding         average exercise price of          equity compensation
                                       options, warrants         outstanding options,        plans (excluding securities
Plan Category                             and rights             warrants and rights        reflected in the first column)
---------------------------------     ---------------------   -------------------------     ------------------------------
Equity compensation plans
approved by security holders(1)             835,256                    $12.11                           242,924

Equity compensation plans not
approved by security holders(2)                --                         --                               --
                                      ---------------------   ---------------------------   ------------------------------
Total                                       835,256                    $12.11                           242,924
                                      =====================   ===========================   ==============================

(1) Includes the Chromcraft Revington, Inc. 1992 Stock Option Plan, as amended and restated effective March 15, 2002, and the Directors' Stock Option Plan of Chromcraft Revington, Inc., effective January 1, 2002.
(2) The Company has no equity compensation plan that has not been authorized by its stockholders.


Purchases of Equity Securities by the Issuer
--------------------------------------------

Chromcraft Revington did not purchase any shares of its common stock in 2004.

Item 6.  Selected Financial Data
--------------------------------------------------------------------------------

                                                                        Year Ended December 31,
(In thousands, except per share                 -------------------------------------------------------------------
and employee data)                                 2004          2003           2002           2001          2000
                                                ---------     ---------      ---------      ---------     ---------
Operating Results
Sales                                           $ 172,393     $ 184,228      $ 214,186      $ 228,492     $ 270,555
Cost of sales                                     132,979       145,592        164,745        180,434       208,056
                                                ---------     ---------      ---------      ---------     ---------
Gross margin                                       39,414        38,636         49,441         48,058        62,499
Selling, general and administrative expenses       26,279        27,263         30,364         30,087        35,163
Other (income) (a)                                     --        (3,650)            --             --            --
                                                ---------     ---------      ---------      ---------     ---------
Operating income                                   13,135        15,023         19,077         17,971        27,336
Interest expense                                      788         1,147          1,758            687         2,008
                                                ---------     ---------      ---------      ---------     ---------
Earnings before income taxes
    and accounting change                          12,347        13,876         17,319         17,284        25,328
Income tax expense                                  4,679         5,788          6,581          6,741         9,878
                                                ---------     ---------      ---------      ---------     ---------
Earnings before accounting change                   7,668         8,088         10,738         10,543        15,450
Cumulative effect of an accounting
    change (net of tax benefit) (b)                    --            --        (26,727)            --            --
                                                ---------     ---------      ---------      ---------     ---------
Net earnings (loss)                             $   7,668     $   8,088      $ (15,989)     $  10,543     $  15,450
                                                =========     =========      =========      =========     =========


Earnings (loss) per share of common
    stock after accounting change (b)
       Basic                                    $    1.85     $    1.97      $   (3.09)     $    1.10     $    1.59
                                                =========     =========      =========      =========     =========
       Diluted                                  $    1.82     $    1.94      $   (3.09)     $    1.09     $    1.57
                                                =========     =========      =========      =========     =========

Shares used in computing earnings per share
       Basic                                        4,143         4,109          5,168          9,577         9,727
       Diluted                                      4,215         4,173          5,273          9,685         9,847

Financial Position (December 31,)
Cash and cash equivalents                       $      --     $      --      $      --      $   8,207     $     441
Working capital                                 $  40,054     $  35,044      $  39,141      $  52,064     $  64,210
Total assets                                    $  87,036     $  85,900      $ 100,465      $ 149,068     $ 160,092
Bank indebtedness                               $   5,700     $  12,050      $  28,050      $      --     $  19,200
Stockholders' equity                            $  62,909     $  53,798      $  45,770      $ 120,744     $ 110,245

Other Data
Operating income margin                               7.6%          8.2%           8.9%           7.9%         10.1%
Depreciation and amortization                   $   3,721     $   4,188      $   4,718      $   6,109     $   5,855
Capital expenditures                            $   1,086     $     674      $   1,538      $   2,191     $   4,953
Common stock repurchases (c)
       Shares                                          --           169          5,695            166           569
       Total cost                               $      --     $   2,226      $  60,529      $   1,570     $   5,086
Number of employees                                 1,400         1,500          1,700          2,000         2,400

                                                 -----------------------------

(a) Resolution of a claim that existed as part of the Company's earlier acquisition of a subsidiary.
(b) Effective January 1, 2002, the Company recorded a non-cash transition charge for the impairment of goodwill. For the year ended December 31, 2002, basic and diluted earnings per share before accounting change were $2.08 and $2.04, respectively.
(c) Common stock purchases in 2002 includes 2,000,000 shares acquired by the Company's ESOP Trust.

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------

Overview

For the last several years, the U.S. furniture industry has experienced declining sales primarily due to low-cost import competition. Foreign manufacturers, primarily in China, have a substantial labor and overhead cost advantage as compared to furniture manufacturers in the United States. In addition, China's government continues to hold its currency value pegged to the U.S. dollar, which has helped to keep its goods cheaper, thereby increasing its exports. Off shore furniture manufacturing is rapidly expanding, causing U.S. plant closings, lost jobs and companies exiting the business. We expect these competitive conditions to continue.

In response to the lower sales level, the Company has reduced costs and lowered employment levels. The Company's strategy is to operate autonomous niche-focused businesses to serve the fragmented furniture distribution channel with product selection and service. A key element in this strategy is to maintain a low-cost structure to insure that the Company's products are a value to the customer. To achieve this goal, the Company has increased imports of low-cost, labor-intensive furniture components and finished furniture from overseas. Using this blended approach of domestic manufacturing and selective importing, the Company believes it is better able to control the quality of furniture and service to its customers. Chromcraft Revington's competitiveness with producers from other countries is influenced by transportation costs, timely delivery of furniture to retailers and product differentiation.

The Company has several businesses, some of which have been impacted more severely than others by the reduced sales volume. Chromcraft Revington is closely monitoring this situation and, if business conditions do not improve, this could cause asset impairment and restructuring charges in the future. Also, the Company's operating units have experienced inflationary price increases in raw materials and other costs. The Company is seeking ways to mitigate this impact through product engineering, offshore sourcing of low-cost inventory components and material substitution. Due to the competitive environment, the Company may not be able to pass through any significant cost increases to its customers.

Results of Operations

The following table sets forth the results of operations of Chromcraft Revington for the years ended December 31, 2004, 2003 and 2002 expressed as a percentage of sales.

                                                                 Year Ended December 31,
                                                         ----------------------------------------
                                                            2004           2003           2002
                                                         ----------    -----------     ----------
Sales                                                        100.0 %        100.0 %        100.0 %
Cost of sales                                                 77.1           79.0           76.9
                                                         ----------    -----------     ----------
Gross margin                                                  22.9           21.0           23.1
Selling, general and administrative expenses                  15.3           14.8           14.2
Other (income)                                                  --           (2.0)            --
                                                         ----------    -----------     ----------
Operating income                                               7.6            8.2            8.9
Interest expense                                                .4             .7             .8
                                                         ----------    -----------     ----------
Earnings before income taxes and cumulative
   effect of a change in accounting principle                  7.2            7.5            8.1
Income tax expense                                             2.7            3.1            3.1
                                                         ----------    -----------     ----------
Earnings before cumulative effect of
   a change in accounting principle                            4.5            4.4            5.0
Cumulative effect of a change in accounting principle           --             --          (12.5)
                                                         ----------    -----------     ----------
Net earnings (loss)                                            4.5 %          4.4 %         (7.5)%
                                                         ==========    ===========     ==========

2004 Compared to 2003

For 2004, sales decreased 6.4% to $172,393,000 from $184,228,000 reported in 2003. The sales decrease was mainly due to import competition in bedroom, dining room and occasional furniture. Upholstered furniture shipments remained unchanged from 2003. Shipments of leather upholstered furniture introduced in 2004 were offset by a decrease in fabric upholstered furniture. Sales of commercial furniture in 2004 were slightly lower compared to the prior year. The consolidated sales decrease in 2004 was primarily due to lower unit volume.

Gross margin increased $778,000 to $39,414,000, or 22.9% of sales, in 2004, from $38,636,000, or 21.0% of sales, in 2003. The margin improvement was primarily due to a decrease in manufacturing expenses and improved operating efficiencies in the production of bedroom furniture. In 2004, manufacturing expenses were lower, as compared to the prior year, due, in part, to a decrease in health care costs. Lower health care costs resulted from an increase in employee cost sharing and a reduction in benefit levels. For the year ended December 31, 2003, manufacturing expenses included an inventory obsolescence write down.

Selling, general and administrative expenses decreased $984,000 to $26,279,000, or 15.3% of sales, in 2004, from $27,263,000, or 14.8%, in 2003. The decrease in expense in 2004 was due to lower sales commissions and performance based compensation.

Operating income decreased $1,888,000 to $13,135,000, or 7.6% of sales, in 2004, from $15,023,000, or 8.2% of sales, in 2003. Operating income for 2003 includes a $3,650,000 non-recurring non-cash gain on the resolution of a claim in connection with the Company's earlier acquisition of a subsidiary.

Interest expense was $788,000 as compared to $1,147,000 in 2003. The decrease in interest expense was primarily due to a reduction in bank indebtedness. Bank debt was reduced in 2004 from excess cash flow generated from operations.

The effective income tax rate in 2004 was 37.9% as compared to 41.7% in 2003. The higher tax rate in 2003 was due to additional income tax expense of $515,000 for a change in tax basis of certain acquired assets.

Net earnings decreased to $7,668,000 in 2004 as compared to $8,088,000 in 2003. Factors contributing to the earnings reduction are outlined in the above discussion.

2003 Compared to 2002

Consolidated sales for the year ended December 31, 2003 were $184,228,000, a 14.0% decrease from sales of $214,186,000 for the year ended December 31, 2002. Shipments of all residential furniture categories were lower during 2003 as compared to 2002. Commercial furniture shipments were slightly higher as compared to 2002. The sales decline in 2003 was primarily due to a lower number of units sold, attributable to foreign import competition. Selling prices in 2003 remained unchanged from the prior year.

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

Chromcraft Revington's effective income tax rate was 41.7% for the year ended December 31, 2003 as compared to 38.0% for the year ended December 31, 2002. The effective income tax rate was higher in 2003 primarily due to additional income tax expense of $515,000 for a change in tax basis of certain acquired assets.

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

Liquidity and Capital Resources

Operating Activities
Operating activities provided cash of $7,193,000 in 2004 as compared to $17,870,000 in 2003 and $25,019,000 in 2002. The decrease in cash flow in 2004 was primarily due to lower cash earnings and an increase in working capital investment. In 2004, inventories increased $2,798,000 primarily due to imported dining room furniture parts and leather upholstered furniture used in new product introductions. The decrease in cash flow in 2003, as compared to 2002, was primarily due to lower cash earnings. During 2003 and 2002, inventory reductions generated cash of $8,944,000 and $3,783,000, respectively. Inventories were reduced in these years in response to the lower sales activity.

Investing Activities
Investing activities used cash for net capital expenditures of $1,074,000 in 2004 as compared to $652,000 in 2003 and $1,413,000 in 2002. The Company expects to spend approximately $1,500,000 for capital expenditures in 2005.

Financing Activities
Financing activities used cash of $6,119,000 in 2004 as compared to $17,218,000 in 2003 and $31,813,000 in 2002. Cash was used to reduce bank indebtedness by $6,350,000 in 2004 and $16,000,000 in 2003. In 2003, the Company acquired
168,700 shares of its common stock for $2,226,000. The share repurchases included 98,200 shares acquired from the Company's Chairman, President and Chief Executive Officer.

During 2002, the Company and its newly formed ESOP Trust purchased 5,695,418 shares of Company common stock from Court Square for a total purchase price of $60,529,000. The ESOP Trust purchased 2,000,000 of the shares for $20,000,000, using funds borrowed from the Company, with the remainder of the shares purchased by the Company. The transaction was financed with available cash and bank borrowings.

Under the bank agreement, interest rates are determined at the time of borrowing at either the prime rate or LIBOR plus a spread based on a leverage ratio. The weighted average interest rate on borrowings outstanding at December 31, 2004 was 3.42%. The Company has $1,997,000 of standby letters of credit outstanding at December 31, 2004 in connection with workers compensation insurance programs. These letters of credit expire on December 6, 2005 and are generally renewed annually.

Management expects that cash flow from operations and availability under its bank revolving credit line will continue to be sufficient to meet future liquidity needs. At December 31, 2004, Chromcraft Revington had $37,300,000 in unused availability under its bank credit facility maturing in March 2007. Chromcraft Revington expects to generate excess cash flow in 2005 which will be used to reduce bank indebtedness, repurchase Company common stock or for general corporate purposes.

Contractual Obligations

The following table summarizes the Company's contractual obligations at December 31, 2004:

                                                                    Payments Due by Period
                                                  ------------------------------------------------------------
                                                              Less than      1 - 3        4 - 5      More than
             (In thousands)                        Total        1 Year       Years        Years       5 Years
--------------------------------------------      -------      --------     -------      -------      -------
Bank indebtedness and related interest
   expense (a)                                    $ 6,127      $   194      $ 5,933      $  --        $  --
Operating leases                                    4,832        1,127        2,309        1,253          143
Other long-term liabilities
   (less non-current deferred taxes of $251)        4,460         --          1,891          858        1,711
                                                  -------      -------      -------      -------      -------

Total contractual cash obligations                $15,419      $ 1,321      $10,133      $ 2,111      $ 1,854
                                                  =======      =======      =======      =======      =======

(a) Interest expense for variable rate debt was calculated using the interest rate at December 31, 2004 and assumes no reduction in bank indebtedness until maturity.

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

Inventories
-----------

Inventories are valued at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) basis represent approximately 55% of total inventories at December 31, 2004. All remaining inventories are valued using the first-in, first-out (FIFO) basis. The Company evaluates its inventories for excess or slow moving items based on sales order activity and expected market changes. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

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

Property, Plant and Equipment
-----------------------------

The Company reviews long-lived assets for impairment whenever events or changes in facts and circumstances indicate the possibility that the carrying value may not be recoverable. Factors that may trigger an impairment evaluation include under-performance relative to historical or projected future operating results and significant negative industry or economic trends. If the forecast of undiscounted future cash flows is less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to fair value will be recognized in the current period.

Recently Issued Accounting Standards
------------------------------------

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 151, Inventory Costs ("Statement No. 151"). Statement No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement No. 151 requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of Statement No. 151 to have a material impact on the Company's financial condition or results of operations.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments ("Statement No. 123(R)"). Statement No. 123(R) replaces FASB Statement No. 123 and supersedes Accounting Principles Board Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. Statement No. 123(R) also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at July 1, 2005, the date of adoption. The Company has not determined the impact of Statement No. 123(R).

In December 2004, FASB Staff Position 109-1 was issued to provide guidance on the application of FASB Statement No. 109, Accounting for Income Taxes ("Statement No. 109"), to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction, phased-in beginning in 2005, on qualified production activities. The FASB staff concluded that the deduction should be accounted for as a special deduction in accordance with Statement No. 109. The Company has not determined the impact of FASB Staff Position 109-1 on its future effective income tax rate.

Forward-Looking Statements

Certain information and statements contained in this report, including, without limitation, the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be generally identified as such because they include future tense or dates, or are not historical or current facts, or include words such as "anticipates," "believes," "may," or "expects," or words of similar import. Forward-looking statements are not guarantees of performance and are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected, or anticipated as of the date of this report.

Among the risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions; import and domestic competition in the furniture industry; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new and existing home sales; and other factors that generally affect business.

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


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------------------

Borrowings under Chromcraft Revington's bank agreement bear interest at a variable rate and, therefore, are subject to changes in interest rates. A one-percentage point fluctuation in market interest rates would have had less than a $100,000 impact on net earnings in 2004.

The Company sources certain raw materials and finished furniture, primarily from China. These purchases are fixed-price contracts payable in U.S. dollars and, therefore, the Company has no material foreign currency exchange rate risk exposure.


Item 8.  Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

The financial statements and schedule are listed in Part IV, Items 15(a) (1) and
(2) and are included as exhibits to this Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

None.


Item 9A. Controls and Procedures
--------------------------------------------------------------------------------

Chromcraft Revington's principal executive officer and principal financial officer have concluded, based upon their evaluation, that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of the end of the period covered by this Form 10-K.

Chromcraft Revington's management, including its principal executive officer and principal financial officer, does not expect that the Company's disclosure controls or its internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.

There have been no significant changes in Chromcraft Revington's internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, Chromcraft Revington's internal control over financial reporting.


Item 9B. Other Information
--------------------------------------------------------------------------------

None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
--------------------------------------------------------------------------------

Code of Ethics
--------------

The Company has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief financial and accounting officer, controller and any person performing similar functions) and employees. A copy of the Code of Ethics is available without charge upon written request to: Corporate Secretary, Chromcraft Revington, Inc., 1100 North Washington Street, Delphi, IN 46923.

Audit Committee Financial Expert
--------------------------------

The Company's Board of Directors has determined that each member of its Audit Committee is a "financial expert", as defined under Item 401 (h) of Regulation S-K of the Securities Exchange Act of 1934. Those members of the Company's Audit Committee who are deemed to be financial experts are as follows:

Ronald H. Butler                David L. Kolb                   Larry P. Kunz
Theodore L. Mullett             Warren G. Wintrub

All persons identified as financial experts are independent, as that term is used in Item 7 (d) (3) (iv), of Schedule 14A under the Securities Exchange Act of 1934.

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of required disclosures under Item 10 is not set forth herein because Chromcraft Revington intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2004 fiscal year, which Proxy Statement will contain such information. The information required by Item 10, not presented above, is incorporated herein by reference to such Proxy Statement.

Items 11. through 14.
--------------------------------------------------------------------------------

In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions), and Item 14 (Principal Accountant Fees and Services) is not set forth herein because Chromcraft Revington intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2004 fiscal year, which Proxy Statement will contain such information. The above information required by Items 11, 12, 13, and 14 is incorporated herein by reference to such Proxy Statement.

                                     Part IV

Item 15.  Exhibits and Financial Statement Schedules
--------------------------------------------------------------------------------

(a)  1. and 2.  List of Financial Statements and Financial Statement Schedule:

The following Consolidated Financial Statements of Chromcraft Revington are included in this report on Form 10-K:

                                                                                Page Reference
                                                                                --------------
     Consolidated Statements of Operations for the years ended
         December 31, 2004, 2003 and 2002                                            F-1

     Consolidated Balance Sheets at December 31, 2004 and 2003                       F-2

     Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 2004, 2003 and 2002                                            F-3

     Consolidated Statements of Cash Flows for the years ended
         December 31, 2004, 2003 and 2002                                            F-4

     Notes to Consolidated Financial Statements                                      F-5

     Report of Independent Registered Public Accounting Firm                         F-15

     Quarterly Financial Information (unaudited)                                     F-16

The following consolidated financial statement schedule of Chromcraft Revington is included in response to Item 15(c):

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

         (3.1) Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

         (3.2) By-laws of the Registrant, as amended, filed as Exhibit 3.2 to Form 10-Q for the quarter ended October 2, 2004, is incorporated herein by reference.

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

         (10.19) Term Loan and Security Agreement, dated March 15, 2002, by and between the Registrant and LaSalle Bank National Association (as successor trustee), not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust, filed as Exhibit
                   10.19 to Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2002, is incorporated herein by reference.

         (10.2) Amendment No. 1 to the Term Loan and Security Agreement, dated July 14, 2003, by and between the Registrant and LaSalle Bank National Association, not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust, filed as Exhibit
                   10.2 to Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.

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

         (10.32) Second Amendment to the Chromcraft Revington Employee Stock Ownership Trust, effective July 14, 2003, by and between the Registrant and LaSalle Bank National Association filed as
                   Exhibit 10.32 to Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.

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

         (10.52) Chromcraft Revington, Inc. Short Term Executive Incentive Plan, as amended and restated effective January 1, 2002, filed as Appendix A to the 2002 Proxy Statement, is incorporated herein by reference.

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

         (10.87) Supplement A to the Employment Agreement and the Supplemental Retirement Benefits Agreement, dated March 3, 2004, between the Registrant and Michael E. Thomas, filed as Exhibit 10.87 to Form 10-Q for the quarter ended April 3, 2004, is incorporated herein by reference.

         (10.9) Employment Agreement, dated March 15, 2002, between the Registrant and Frank T. Kane, filed as Exhibit 10.9 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

         (14.1) Code of Ethics for Chief Executive Officer and Senior Financial Officers, and Code of Business Conduct and Ethics of Chromcraft Revington, Inc., filed as Exhibit 14.1 to Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.

                           --------------------------

         (21.1)    Subsidiaries of the Registrant (filed herewith).

         (23.1) Consent of Independent Registered Public Accounting Firm (filed herewith).

         (31.1) Certification of Chief Executive Officer required pursuant to Rule 15d - 14(a) of the Securities Exchange Act of 1934 (filed herewith).

         (31.2) Certification of Chief Financial Officer required pursuant to Rule 15d - 14(a) of the Securities Exchange Act of 1934 (filed herewith).

         (32.1) Certifications of Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

   (b)   Exhibits

         The response to this portion of Item 15 is submitted as a separate section of this report.

   (c)   Financial Statement Schedules

         The response to this portion of Item 15 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Chromcraft Revington, Inc.
                                               --------------------------------
                                               (Registrant)


Date:   March 7, 2005                          By: /s/ Michael E. Thomas
      ----------------                             ----------------------
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

       Signatures                                 Title                                Date
--------------------------        ----------------------------------------    ------------------------

 /s/ Michael E. Thomas            Chairman, President, Chief Executive             March 7, 2005
--------------------------        Officer and Director (principal executive   ------------------------
Michael E. Thomas                 officer)



 /s/ Frank T. Kane                Vice President - Finance (principal              March 7, 2005
--------------------------        accounting and financial officer)           ------------------------
Frank T. Kane


 /s/ Ronald H. Butler             Director                                         March 7, 2005
--------------------------                                                    ------------------------
Ronald H. Butler

 /s/ Stephen D. Healy             Director                                         March 7, 2005
--------------------------                                                    ------------------------
Stephen D. Healy

 /s/ David L. Kolb                Director                                         March 7, 2005
--------------------------                                                    ------------------------
David L. Kolb

 /s/ Larry P. Kunz                Director                                         March 7, 2005
--------------------------                                                    ------------------------
Larry P. Kunz

 /s/ Theodore L. Mullett          Director                                         March 7, 2005
--------------------------                                                    ------------------------
Theodore L. Mullett

 /s/ Warren G. Wintrub            Director                                         March 7, 2005
--------------------------                                                    ------------------------
Warren G. Wintrub

                      Consolidated Statements of Operations
                           Chromcraft Revington, Inc.
                      (In thousands, except per share data)

                                                        Year Ended December 31,
                                                ------------------------------------
                                                   2004         2003          2002
                                                ---------    ---------     ---------
Sales                                           $ 172,393    $ 184,228     $ 214,186
Cost of sales                                     132,979      145,592       164,745
                                                ---------    ---------     ---------
Gross margin                                       39,414       38,636        49,441
Selling, general and administrative expenses       26,279       27,263        30,364
Other (income)                                         --       (3,650)           --
                                                ---------    ---------     ---------
Operating income                                   13,135       15,023        19,077
Interest expense                                      788        1,147         1,758
                                                ---------    ---------     ---------
Earnings before income taxes and cumulative
  effect of a change in accounting principle       12,347       13,876        17,319
Income tax expense                                  4,679        5,788         6,581
                                                ---------    ---------     ---------
Earnings before cumulative effect of
  a change in accounting principle                  7,668        8,088        10,738
Cumulative effect of a change in accounting
  principle (net of tax benefit of $1,453)             --           --       (26,727)
                                                ---------    ---------     ---------
Net earnings (loss)                             $   7,668    $   8,088     $ (15,989)
                                                =========    =========     =========


Earnings per share of common stock
  before cumulative effect of a change
  in accounting principle
     Basic                                      $    1.85    $    1.97     $    2.08
                                                =========    =========     =========
     Diluted                                    $    1.82    $    1.94     $    2.04
                                                =========    =========     =========


Earnings (loss) per share of common stock
  after cumulative effect of a change in
  accounting principle
     Basic                                      $    1.85    $    1.97     $   (3.09)
                                                =========    =========     =========
     Diluted                                    $    1.82    $    1.94     $   (3.09)
                                                =========    =========     =========


Shares used in computing earnings per share
      Basic                                         4,143        4,109         5,168
      Diluted                                       4,215        4,173         5,273

See accompanying notes to the consolidated financial statements

                           Consolidated Balance Sheets
                           Chromcraft Revington, Inc.
                        (In thousands, except share data)

                                                                                 December 31,
                                                                             ---------------------
                                                                               2004         2003
                                                                             --------     --------
Assets

Accounts receivable, less allowances of $1,280 in 2004 and $1,356 in 2003    $ 18,133     $ 17,768
Inventories                                                                    33,666       30,868
Deferred income taxes and prepaid expenses                                      1,971        1,362
                                                                             --------     --------
     Current assets                                                            53,770       49,998

Property, plant and equipment, at cost, less accumulated depreciation          32,490       35,166
Other long-term assets                                                            776          736
                                                                             --------     --------
     Total assets                                                            $ 87,036     $ 85,900
                                                                             ========     ========


Liabilities and Stockholders' Equity

Current portion of bank debt                                                 $     --     $  5,000
Accounts payable                                                                5,093        4,642
Accrued liabilities                                                             8,623       10,312
                                                                             --------     --------
     Current liabilities                                                       13,716       19,954

Bank debt                                                                       5,700        7,050
Deferred compensation                                                           3,500        2,914
Other long-term liabilities                                                     1,211        2,184
                                                                             --------     --------
     Total liabilities                                                         24,127       32,102
                                                                             --------     --------

Stockholders' equity

Preferred stock, $1.00 par value, 100,000 shares authorized,
  none issued or outstanding                                                       --           --
Common stock, $.01 par value, 20,000,000 shares authorized,
  7,701,502 and 7,676,190 shares issued                                            77           77
Capital in excess of par value                                                 15,121       14,414
Unearned ESOP shares                                                          (18,062)     (18,798)
Retained earnings                                                              86,119       78,451
                                                                             --------     --------
                                                                               83,255       74,144
Less cost of common stock in treasury,
  1,710,300 shares in 2004 and 2003                                           (20,346)     (20,346)
                                                                             --------     --------
     Total stockholders' equity                                                62,909       53,798

                                                                             --------     --------
     Total liabilities and stockholders' equity                              $ 87,036     $ 85,900
                                                                             ========     ========

See accompanying notes to the consolidated financial statements

                 Consolidated Statements of Stockholders' Equity
                           Chromcraft Revington, Inc.
                        (In thousands, except share data)

                                                      Capital in      Unearned                                           Total
                                        Common        Excess of         ESOP          Retained         Treasury      Stockholders'
                                        Stock         Par Value        Shares         Earnings          Stock           Equity
                                      --------------------------------------------------------------------------------------------
Balance at January 1, 2002            $     112       $  11,908       $      --       $ 126,844       $ (18,120)      $ 120,744

Repurchase and cancellation
    of common stock
    (3,695,418 shares)                      (37)             --              --         (40,492)             --         (40,529)
ESOP Trust stock purchase
    (2,000,000 shares)                       --              --         (20,000)             --              --         (20,000)
Exercise of stock options
    (89,080 shares)                           1             665              --              --              --             666
ESOP compensation expense                    --             191             531              --              --             722
Stock option compensation expense            --             156              --              --              --             156
Net loss                                     --              --              --         (15,989)             --         (15,989)
                                      ---------       ---------       ---------       ---------       ---------       ---------

Balance at December 31, 2002                 76          12,920         (19,469)         70,363         (18,120)         45,770

Purchase of treasury stock
    (168,700 shares)                         --              --              --              --          (2,226)         (2,226)
Exercise of stock options
    (103,800 shares)                          1           1,130              --              --              --           1,131
ESOP compensation expense                    --             166             671              --              --             837
Stock option compensation expense            --             198              --              --              --             198
Net earnings                                 --              --              --           8,088              --           8,088
                                      ---------       ---------       ---------       ---------       ---------       ---------

Balance at December 31, 2003                 77          14,414         (18,798)         78,451         (20,346)         53,798

Exercise of stock options
    (25,312 shares)                          --             278              --              --              --             278
ESOP compensation expense                    --             231             736              --              --             967
Stock option compensation expense            --             198              --              --              --             198
Net earnings                                 --              --              --           7,668              --           7,668
                                      ---------       ---------       ---------       ---------       ---------       ---------

Balance at December 31, 2004          $      77       $  15,121       $ (18,062)      $  86,119       $ (20,346)      $  62,909
                                      =========       =========       =========       =========       =========       =========

See accompanying notes to the consolidated financial statements

                      Consolidated Statements of Cash Flows
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                                          Year Ended December 31,
                                                                     --------------------------------
                                                                       2004        2003        2002
                                                                     --------    --------    --------
Operating Activities
     Net earnings (loss)                                             $  7,668    $  8,088    $(15,989)
         Adjustments to reconcile net earnings (loss) to net cash
             provided by operating activities
                 Depreciation expense                                   3,721       4,188       4,718
                 Loss on disposal of property, plant and equipment         29           3          97
                 Deferred income taxes                                   (989)      1,084         267
                 Non-cash goodwill impairment loss                         --          --      26,727
                 Non-cash gain on the resolution of a claim                --      (3,650)         --
                 Non-cash ESOP compensation expense                       967         837         722
                 Stock option compensation expense                        198         198         156
                 Changes in assets and liabilities
                     Accounts receivable                                 (365)        774       2,483
                     Inventories                                       (2,798)      8,944       3,783
                     Accounts payable                                     451      (1,000)         42
                     Accrued liabilities                               (1,689)     (1,830)      1,931
                     Other                                                 --         234          82
                                                                     --------    --------    --------
         Cash provided by operating activities                          7,193      17,870      25,019
                                                                     --------    --------    --------

Investing Activities
     Capital expenditures                                              (1,086)       (674)     (1,538)
     Proceeds on disposal of property, plant and equipment                 12          22         125
                                                                     --------    --------    --------
         Cash used in investing activities                             (1,074)       (652)     (1,413)
                                                                     --------    --------    --------

Financing Activities
     Net borrowing (repayment) under a bank
         revolving credit line                                         (1,350)     (4,000)      6,800
     Principal payments on bank term loan                              (5,000)    (12,000)     (3,750)
     Proceeds from a bank term loan                                        --          --      25,000
     Stock repurchases                                                     --        (922)    (40,529)
     Stock repurchase from related party                                   --      (1,304)         --
     Purchase of common stock by ESOP Trust                                --          --     (20,000)
     Exercise of stock options, net of tax benefit                        231       1,008         666
                                                                     --------    --------    --------
         Cash used in financing activities                             (6,119)    (17,218)    (31,813)
                                                                     --------    --------    --------

Change in cash                                                             --          --      (8,207)
Cash and cash equivalents at beginning of the year                         --          --       8,207
                                                                     --------    --------    --------
Cash and cash equivalents at end of the year                         $     --    $     --    $     --
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

Accounts Receivable
-------------------

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company provides for an allowance for doubtful accounts based on expected collectibility of trade receivables. The allowance for doubtful accounts is determined based on the Company's analysis of customer credit-worthiness, historical loss experience and general economic conditions and trends. The Company reviews past due balances and its allowance for doubtful accounts monthly. Any accounts receivable balances that are determined to be uncollectible are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have been exhausted, the receivable is written off against the allowance. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories
-----------

All inventories (materials, labor and overhead) are valued at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) basis represent approximately 55% and 57% of total inventories at December 31, 2004 and 2003, respectively. Remaining inventories are valued using the first-in, first-out (FIFO) basis.

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

Stock Options
-------------

The Company has two stock-based compensation plans, which are described more fully in Note 11 "Stock Options". The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and discloses the fair value of options granted as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"). The estimated per share weighted average fair value of stock options granted during 2004, 2003 and 2002 was $5.34, $4.77 and $6.15, respectively, on the date of grant. The fair value of stock options on the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                2004              2003             2002
                               ------            ------           ------
Expected life (years)             6                 6                6
Interest rate                    3.8%              3.5%             5.1%
Volatility                      32.5%             34.0%            34.6%

The following table illustrates the effect on net earnings (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation for the years ended December 31, 2004, 2003 and 2002.

                                                         (In thousands, except per share data)
                                                         -------------------------------------
                                                             2004         2003         2002
                                                           --------     --------     --------
Net earnings (loss), as reported, after cumulative
     effect of a change in accounting principle in 2002    $  7,668     $  8,088     $(15,989)
Add:  Stock-based employee compensation
     expense included in reported net earnings (loss),
     net of related tax effects                                 122          122           97
Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax effects                    (537)        (726)        (416)
                                                           --------     --------     --------
Pro forma net earnings (loss)                              $  7,253     $  7,484     $(16,308)
                                                           ========     ========     ========

Earnings (loss) per share, after cumulative effect of a
     change in accounting principle in 2002
     Basic - as reported                                   $   1.85     $   1.97     $  (3.09)
     Basic - pro forma                                     $   1.75     $   1.82     $  (3.16)

     Diluted - as reported                                 $   1.82     $   1.94     $  (3.09)
     Diluted - pro forma                                   $   1.73     $   1.81     $  (3.16)

Use of Estimates
----------------
The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2.  Inventories

Inventories at December 31, 2004 and 2003 consisted of the following:

                                                              (In thousands)
                                                          ---------------------
                                                            2004         2003
                                                          --------     --------
Raw materials                                             $ 10,980     $  8,811
Work-in-process                                              6,374        5,835
Finished goods                                              18,851       18,109
                                                          --------     --------
                                                            36,205       32,755
LIFO reserve                                                (2,539)      (1,887)
                                                          --------     --------
                                                          $ 33,666     $ 30,868
                                                          ========     ========


During 2003, LIFO inventory layers were reduced. This reduction resulted in charging lower inventory costs prevailing in previous years to cost of sales, thus reducing cost of sales by $122,000 below the amount that would have resulted from liquidating inventory recorded at December 31, 2003 prices.

Note 3.  Property, Plant and Equipment

Property, plant and equipment at December 31, 2004 and 2003 consisted of the following:

                                                                     (In thousands)
                                                            -------------------------------
                                                                 2004             2003
                                                            --------------   --------------
Land                                                        $       2,231    $       2,231
Buildings and improvements                                         34,685           34,676
Machinery and equipment                                            51,791           51,411
Leasehold improvements                                                809              787
Construction in progress                                              252               54
                                                            --------------   --------------
                                                                   89,768           89,159
Less accumulated depreciation and amortization                    (57,278)         (53,993)
                                                            --------------   --------------
                                                            $      32,490    $      35,166
                                                            =============    =============

Note 4.  Accrued Liabilities

Accrued liabilities at December 31, 2004 and 2003 consisted of the following:

                                                                     (In thousands)
                                                            ------------------------------
                                                                2004             2003
                                                            -------------    -------------
Employee benefit plans                                      $      2,703     $      3,534
Compensation related and commissions                               1,621            2,387
Property taxes                                                       868              896
Other accrued liabilities                                          3,431            3,495
                                                            -------------    -------------
                                                            $      8,623     $     10,312
                                                            ============     ============

Note 5.  Bank Debt

Chromcraft Revington has a bank agreement with a group of banks that provides for a term loan and a revolving credit line. The interest rate under the bank agreement is determined at the time of borrowing at either the prime rate or LIBOR plus a spread based on a leverage ratio. The weighted average interest rate on borrowings outstanding as of December 31, 2004 and 2003 was 3.4% and 2.5%, respectively. A commitment fee of .20% per annum, is payable on the unused portion of the revolving credit line.

At December 31, 2004, the Company had approximately $37,300,000 in unused availability under the revolving credit line. The bank agreement requires compliance with certain financial loan covenants related to net worth, fixed charge coverage and debt leverage. The Company has granted a security interest in all of its assets to the banks under the bank agreement. The Company also has pledged to the banks the shares of common stock owned by the ESOP Trust and pledged by the ESOP Trust to the Company. The bank agreement does not permit the payment of cash dividends.

Long-term bank debt at December 31, 2004 and 2003 consisted of the following:

                                                                      (In thousands)
                                                             -------------------------------
                                                                 2004              2003
                                                             -------------     -------------
Term loan                                                    $      4,250      $      9,250
Revolving credit line                                               1,450             2,800
                                                             -------------     -------------
                                                                    5,700            12,050
Less current portion of term loan                                      --             5,000
                                                             -------------     -------------
                                                             $      5,700      $      7,050
                                                             =============     =============

In January 2005, the term loan was paid off and replaced with borrowings under the bank revolving credit line that matures on March 13, 2007. Accordingly, the Company has classified its bank indebtedness as a long-term liability at December 31, 2004.

Note 6.  Income Taxes

Components of total income taxes for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                                                                    (In thousands)
                                                                  --------------------------------------------------
                                                                       2004              2003              2002
                                                                  ---------------   --------------    --------------
Current:
      Federal                                                     $        4,869    $       3,904     $       5,504
      State                                                                  799              800               810
                                                                  ---------------   --------------    --------------
                                                                           5,668            4,704             6,314
                                                                  ---------------   --------------    --------------
Deferred:
      Federal                                                               (902)             986               345
      State                                                                  (87)              98               (78)
                                                                  ---------------   --------------    --------------
                                                                            (989)           1,084               267
                                                                  ---------------   --------------    --------------
Total provision for income taxes on earnings before
      cumulative effect of a change in accounting principle                4,679            5,788             6,581
Tax benefit recorded as part of a cumulative
      effect of a change in accounting principle                              --               --            (1,453)
                                                                  ---------------   --------------    --------------
                                                                  $        4,679    $       5,788     $       5,128
                                                                  ===============   ==============    ==============

A reconciliation of the provision for income taxes attributable to earnings before the cumulative effect of a change in accounting principle included in the Consolidated Statements of Operations and the amount computed by applying the U.S. Federal income tax rate for the years ended December 31, 2004, 2003 and 2002 is summarized below:

                                                                        2004             2003              2002
                                                                  ---------------   --------------    --------------
Tax expense, at U.S. statutory rate                                        35.0%            35.0%             35.0%
State taxes, net of federal benefit                                         3.3%             3.6%              2.8%
Change in the tax basis of certain acquired assets                           --              3.7%               --
Other, net                                                                 (0.4%)           (0.6%)             0.2%
                                                                  ---------------   --------------    --------------
Total provision for income taxes                                           37.9%            41.7%             38.0%
                                                                  ===============   ==============    ==============

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (liabilities) at December 31, 2004 and 2003 are summarized below:

                                                  (In thousands)
                                                -------------------
                                                  2004        2003
                                                -------     -------
Deferred tax assets attributable to:
     Accounts receivable                        $   491     $   577
     Employee benefit plans                         907         837
     ESOP compensation expense                      387         266
     Deferred compensation                        1,860       1,878
     Goodwill                                     1,004       1,154
     Net operating loss carryforwards             1,490       1,716
     Other liabilities                            1,258       1,093
                                                -------     -------
     Total gross deferred tax assets              7,397       7,521
                                                -------     -------

Deferred tax liabilities attributable to:
     Inventories                                 (1,415)     (1,662)
     Property, plant and equipment               (5,359)     (6,065)
     Other                                         (234)       (394)
                                                -------     -------
     Total gross deferred tax liabilities        (7,008)     (8,121)
                                                -------     -------
Net deferred tax asset (liability)              $   389     $  (600)
                                                =======     =======


Balance sheet classifications of deferred taxes at December 31, 2004 and 2003 were as follows:

                                                  (In thousands)
                                                -------------------
                                                  2004        2003
                                                -------     -------

Deferred tax asset, current                     $   640     $   321
Deferred tax liability, noncurrent                 (251)       (921)
                                                -------     -------
Net deferred tax asset (liability)              $   389     $  (600)
                                                =======     =======



Chromcraft Revington has federal and state net operating loss carryforwards ("NOL's") available of $2,586,000 and $7,182,000, respectively, at December 31, 2004 with expiration dates through 2010 and 2018, respectively. The NOL's were acquired in connection with the acquisitions of Cochrane Furniture and Korn Industries. The use of the state NOL's is primarily limited to the future taxable earnings of Korn Industries. Based upon the level of historical taxable income and projections for future income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Chromcraft Revington will realize these tax benefits.

Note 7.  Earnings Per Share of Common Stock

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 72,000, 64,000 and 105,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Certain options to purchase shares of common stock were outstanding during 2004, 2003 and 2002, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods and, therefore, their effect would be antidilutive. Options excluded from the computation of diluted earnings per share and their weighted average exercise prices were 198,603 shares at $15.75 at December 31, 2004, 223,060 shares at $15.26 at December 31, 2003 and
148,900 shares at $16.41 at December 31, 2002.

Note 8.  Stockholders' Equity

On March 15, 2002, Chromcraft Revington and the Chromcraft Revington Employee Stock Ownership Trust ("ESOP Trust"), which forms a part of the Chromcraft Revington Employee Stock Ownership Plan ("ESOP"), completed the purchase of 5,695,418 shares of common stock of Chromcraft Revington, comprising approximately 59% of Chromcraft Revington's issued and outstanding shares of common stock on such date, from Court Square Capital Limited ("Court Square"), an affiliate of Citigroup Inc. With respect to the shares of common stock purchased from Court Square, 3,695,418 shares were repurchased by Chromcraft Revington ("Company Stock Transaction") and 2,000,000 shares were purchased by the ESOP Trust ("ESOP Stock Transaction" together with the Company Stock Transaction being referred to herein as the "Transaction"). Chromcraft Revington and the ESOP Trust each paid $10 per share for the shares acquired from Court Square for a total purchase price of $56,954,180. In addition, Chromcraft Revington paid fees and expenses of $3,575,000 in connection with the Transaction. See Note 9 "Employee Stock Ownership Plan" for additional information on the ESOP.

In 2003, the Company bought 98,200 shares of Chromcraft Revington common stock from Michael E. Thomas, Chairman, President and Chief Executive Officer for $1,303,605, or $13.275 per share with the purchase price determined based on an average selling price of the Company's common stock prior to the sale date.

Note 9.  Employee Stock Ownership Plan

Chromcraft Revington sponsors a leveraged employee stock ownership plan that covers substantially all employees who have completed six months of service. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust's repayment of its loan to the Company. Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP Stock Transaction. The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum. The shares of common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company's loan to the ESOP Trust. As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of debt service paid in the year. Chromcraft Revington accounts for its ESOP in accordance with AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, unearned ESOP shares are reported as a reduction of stockholders' equity as reflected in the Consolidated Statements of Stockholders' Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense, a non-cash charge, was $967,000 in 2004, $837,000 in 2003 and $722,000 in 2002.
ESOP shares consisted of the following:

                                                               (In thousands)
                                                             ------------------
                                                                 December 31,
                                                               2004       2003
                                                             -------    -------

Allocated shares                                                 184        120
Unearned ESOP shares                                           1,806      1,880
                                                             -------    -------
Total ESOP shares                                              1,990      2,000
                                                             =======    =======


Unearned ESOP shares, at cost                                $18,062    $18,798
                                                             =======    =======

Fair value of unearned ESOP shares                           $22,216    $21,317
                                                             =======    =======

At December 31, 2004, the ESOP Trust owned approximately 33.2% of the issued and outstanding shares of Chromcraft Revington's common stock.

Note 10.  Other Benefit Plans

Chromcraft Revington sponsors a tax-qualified defined contribution plan under Internal Revenue Code Section 401(k). Company matching contributions to the plan were $12,000 in 2004, $11,000 in 2003 and $74,000 in 2002. Beginning in April
2002, Company matching contributions for most employees were made to the ESOP.

Chromcraft Revington also provides supplemental retirement benefits to key employees and executive officers of Chromcraft Revington. Expenses under these arrangements were $1,091,000 in 2004, $702,000 in 2003 and $908,000 in 2002.

Note 11.  Stock Options

Chromcraft Revington's 1992 Stock Option Plan, as amended ("1992 Plan"), provides for the granting of either incentive stock options ("ISO's") or stock options which do not qualify as incentive stock options ("non-ISO's"). The total number of shares of common stock which may be issued under stock options granted pursuant to the 1992 Plan is 1,800,000 shares. ISO's granted under the 1992 Plan vest over no greater than a 10-year period, and are granted at exercise prices no less than the fair market value of Chromcraft Revington's common shares as of the date of grant. The compensation committee of the Board of Directors determines the vesting period and exercise prices of non-ISO's. At December 31, 2004 and 2003, there were 222,924 and 154,627 shares, respectively, available for future grants.

Chromcraft Revington's Directors' Stock Option Plan ("Directors' Plan") was adopted effective January 1, 2002, and provides for the granting of non-ISO's to members of the Board of Directors of the Company who are not employees. Under the Directors' Plan, eligible directors of the Company receive an option to purchase 2,500 shares of common stock on the day following their re-election to the Board at each annual meeting of stockholders. Any new director who is elected or appointed for the first time to the Board of Directors receives an option to purchase 10,000 shares of common stock. The total number of shares of common stock which may be issued under stock options granted pursuant to the Directors' Plan is 75,000 shares. Non-ISO's granted under the Plan are 100% vested on the day of the grant and are granted at exercise prices equal to the fair market value of Chromcraft Revington's common shares as of the date of grant. The options are exercisable for a period of ten years. At December 31, 2004 and 2003, there were 20,000 and 40,000 shares, respectively, available for future grants.

A summary of Chromcraft Revington's stock option activity and related information for the three years ended December 31, 2004 follows:

                                                           Weighted
                                                           Average
                                               Number      Exercise
                                              of Shares     Price
                                              ---------   ----------

2002
     Granted                                    410,000    $    10.79
     Exercised                                  (89,080)   $     5.85
     Outstanding at end of year                 918,562    $    11.62
     Exercisable                                527,562    $    12.43
2003
     Granted                                     94,103    $    12.08
     Exercised                                 (103,800)   $     9.71
     Outstanding at end of year                 908,865    $    11.88
     Exercisable                                618,198    $    12.50
2004
     Granted                                     59,703    $    13.75
     Exercised                                  (25,312)   $     9.08
     Canceled                                  (108,000)   $    11.82
     Outstanding at end of year                 835,256    $    12.11
     Exercisable                                654,922    $    12.57

Stock options outstanding have exercise prices ranging from $8.00 to $19.78. Significant option groups outstanding at December 31, 2004 and related weighted average price and remaining life information follow:

                    Options Outstanding      Options Exercisable
                   ---------------------    ---------------------
   Range of         Number      Exercise     Number      Exercise    Remaining
Exercise Prices    of Shares     Price      of Shares     Price     Life (Years)
----------------   ---------    --------    ---------    --------   ------------

 $8.00 to  $8.09     36,390     $  8.08        34,390    $  8.09        5.1
$10.49 to $11.05    402,000     $ 10.51       223,666    $ 10.53        6.9
$12.09 to $14.83    308,328     $ 13.02       308,328    $ 13.02        5.2
$16.00 to $19.78     88,538     $ 17.88        88,538    $ 17.88        3.7

Note 12. Other Long-Term Liabilities

Other long-term liabilities include $650,000 for expected environmental remediation costs relating to property acquired as part of the Company's earlier acquisition of a subsidiary. The amount of this liability is based upon information provided to the Company by an environmental consultant and other available information.

Note 13. Other Income

Operating income for the year ended December 31, 2003 includes a $3,650,000 non-cash gain on the resolution of a claim in connection with the Company's earlier acquisition of a subsidiary.

Note 14.  Goodwill Impairment Loss

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

Note 15.  Supplemental Cash Flow Information

Interest paid during the years ended December 31, 2004, 2003 and 2002 was $798,000, $1,152,000 and $1,755,000, respectively. Income taxes paid during the years ended December 31, 2004, 2003 and 2002 were $5,155,000, $4,511,000 and
$5,883,000, respectively.

Note 16.  Rental Commitments

Chromcraft Revington leases certain showroom facilities and transportation equipment under non-cancelable operating leases. The future minimum lease payments under non-cancelable leases for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 are $1,127,000, $1,201,000, $1,108,000, $1,017,000 and
$236,000, respectively. It is expected that, in the normal course of business, leases that expire will be renewed or replaced.

Rental expense was $1,335,000, $1,563,000, and $1,650,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 17.  Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 151, Inventory Costs ("Statement No. 151"). Statement No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement No. 151 requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for fiscal years beginning after June 15, 2005. The

Company does not expect the adoption of Statement No. 151 to have a material impact on the Company's financial condition or results of operations.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments ("Statement No. 123(R)"). Statement No. 123(R) replaces FASB Statement No. 123 and supersedes Accounting Principles Board Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. Statement No. 123(R) also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at July 1, 2005, the date of adoption. The Company has not determined the impact of Statement No. 123(R).

In December 2004, FASB Staff Position 109-1 was issued to provide guidance on the application of FASB Statement No. 109, Accounting for Income Taxes ("Statement No. 109"), to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction, phased-in beginning in 2005, on qualified production activities. The FASB staff concluded that the deduction should be accounted for as a special deduction in accordance with Statement No. 109. The Company has not determined the impact of FASB Staff Position 109-1 on its future effective income tax rate.

             Report of Independent Registered Public Accounting Firm


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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chromcraft Revington, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 13 to the consolidated financial statements, the Company changed its method of accounting for goodwill amortization and impairment in 2002.


KPMG LLP
Indianapolis, Indiana
February 25, 2005

                   Quarterly Financial Information (unaudited)

                           Chromcraft Revington, Inc.

                                                 (In thousands, except per share data)
                                       ------------------------------------------------------------
                                         First       Second       Third        Fourth       Total
                                        Quarter      Quarter      Quarter      Quarter      Year
                                       --------     --------     --------     --------     --------
2004
     Sales                             $ 46,467     $ 42,638     $ 41,658     $ 41,630     $172,393
     Gross margin                        10,708        9,873        9,297        9,536       39,414
     Operating income                     2,621        3,499        3,416        3,599       13,135
     Net earnings                         1,493        2,039        1,979        2,157        7,668

     Earnings per share of common stock
            Basic                           .36          .49          .48          .52         1.85
            Diluted                         .36          .48          .47          .51         1.82

2003
     Sales                             $ 49,431     $ 44,166     $ 44,951     $ 45,680     $184,228
     Gross margin                        11,035        9,598        8,765        9,238       38,636
     Operating income                     3,858        2,866        5,331 (a)    2,968       15,023 (a)
     Net earnings                         2,191        1,589        2,619        1,689        8,088

     Earnings per share of common stock
            Basic                           .53          .38          .63          .41         1.97
            Diluted                         .52          .38          .62          .41         1.94

     (a) Includes a $3,650,000 non-cash gain on the resolution of a claim in connection with the Company's earlier acquisition of a subsidiary.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                         Additions
                                                  ------------------------
                                   Balance at     Charged to    Charged to                     Balance at
                                   Beginning      Costs and       Other                           End
Classification                     of Period      Expenses       Accounts       Deductions     of Period
---------------------------------------------------------------------------------------------------------
Year ended December 31, 2004
     Allowance for doubtful
         accounts                  $  1,356       $   287        $    --       $  (363) (a)    $   1,280

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

(3.1)     Certificate of Incorporation of the Registrant, as amended, filed as
          Exhibit 3.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

(3.2) By-laws of the Registrant, as amended, filed as Exhibit 3.2 to Form 10-Q for the quarter ended October 2, 2004, is incorporated herein by reference.

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

(10.19) Term Loan and Security Agreement, dated March 15, 2002, by and between the Registrant and LaSalle Bank National Association (as successor trustee), not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust, filed as Exhibit 10.19 to Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2002, is incorporated herein by reference.

(10.2) Amendment No. 1 to the Term Loan and Security Agreement, dated July 14, 2003, by and between the Registrant and LaSalle Bank National Association, not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.

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

(10.32) Second Amendment to the Chromcraft Revington Employee Stock Ownership Trust, effective July 14, 2003, by and between the Registrant and LaSalle Bank National Association filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.

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

(10.52) Chromcraft Revington, Inc. Short Term Executive Incentive Plan, as amended and restated effective January 1, 2002, filed as Appendix A to the 2002 Proxy Statement, is incorporated herein by reference.

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

(10.87) Supplement A to the Employment Agreement and the Supplemental Retirement Benefits Agreement, dated March 3, 2004, between the Registrant and Michael E. Thomas, filed as Exhibit 10.87 to Form 10-Q for the quarter ended April 3, 2004, is incorporated herein by reference.

(10.9) Employment Agreement, dated March 15, 2002, between the Registrant and Frank T. Kane, filed as Exhibit 10.9 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

(14.1) Code of Ethics for Chief Executive Officer and Senior Financial Officers, and Code of Business Conduct and Ethics of Chromcraft Revington, Inc., filed as Exhibit 14.1 to Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.


                           -------------------------

(21.1)    Subsidiaries of the Registrant (filed herewith).

(23.1) Consent of Independent Registered Public Accounting Firm (filed herewith).

(31.1)    Certification of Chief Executive Officer required pursuant to Rule 15d
          - 14(a) of the Securities Exchange Act of 1934, (filed herewith).

(31.2)    Certification of Chief Financial Officer required pursuant to Rule 15d
          - 14(a) of the Securities Exchange Act of 1934, (filed herewith).

(32.1) Certifications of Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).