Form 10-Q
period 2005-04-02
CHROMCRAFT REVINGTON INC
filed 2005-05-09
CIK 884130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2005

                                       or

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

      Common Stock, $.01 par value - 6,008,202 shares as of April 30, 2005

                                              INDEX
------------------------------------------------------------------------------------------------

                                                                                            Page
                                                                                           Number
                                                                                           ------
PART I.  Financial Information

   Item 1.    Financial Statements (unaudited)

                Condensed Consolidated Statements of Earnings - Three
                Months Ended April 2, 2005 and April 3, 2004...............................   3

                Condensed Consolidated Balance Sheets - April 2, 2005,
                April 3, 2004 and December 31, 2004........................................   4

                Condensed Consolidated Statement of Stockholders' Equity - Three Months
                Ended April 2, 2005........................................................   5

                Condensed Consolidated Statements of Cash Flows - Three
                Months Ended April 2, 2005 and April 3, 2004...............................   6

                Notes to Condensed Consolidated Financial Statements.......................   7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................................   9

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk...................  12

   Item 4.    Controls and Procedures......................................................  12

PART II.  Other Information

   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds..................  13

   Item 6.    Exhibits.....................................................................  13

SIGNATURES.................................................................................  13

                                     PART I.

Item 1. Financial Statements
----------------------------

            Condensed Consolidated Statements of Earnings (unaudited)
                           Chromcraft Revington, Inc.
                      (In thousands, except per share data)

                                                           Three Months Ended
                                                        ------------------------
                                                          April 2,     April 3,
                                                            2005         2004
                                                        -----------  -----------

Sales                                                     $44,659      $46,467

Cost of sales                                              34,100       35,759
                                                          -------      -------

Gross margin                                               10,559       10,708

Selling, general and administrative expenses                6,829        8,087
                                                          -------      -------

Operating income                                            3,730        2,621

Interest expense                                              154          197
                                                          -------      -------

Earnings before income tax expense                          3,576        2,424

Income tax expense                                          1,320          931
                                                          -------      -------

Net earnings                                              $ 2,256      $ 1,493
                                                          =======      =======

Earnings per share of common stock
     Basic                                                $   .54      $   .36

     Diluted                                              $   .53      $   .36
Shares used in computing earnings per share
     Basic                                                  4,209        4,098

     Diluted                                                4,273        4,183





See accompanying notes to condensed consolidated financial statements.

                Condensed Consolidated Balance Sheets (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                April 2,    April 3,   Dec. 31,
                                                  2005        2004       2004
                                                --------    --------   --------
     Assets
     ------

Cash and cash equivalents                        $   156    $    --    $    --
Accounts receivable                               20,472     21,635     18,133
Inventories                                       34,362     32,784     33,666
Deferred income taxes and prepaid expenses         2,031      1,634      1,971
                                                 -------    -------    -------

     Current assets                               57,021     56,053     53,770

Property, plant and equipment, net                31,849     34,439     32,490
Other long-term assets                               811        765        776
                                                 -------    -------    -------

     Total assets                                $89,681    $91,257    $87,036
                                                 =======    =======    =======


     Liabilities and Stockholders' Equity
     ------------------------------------

Current portion of bank debt                     $    --    $ 5,000    $    --
Accounts payable                                   4,687      5,356      5,093
Accrued liabilities                                9,586     11,021      8,623
                                                 -------    -------    -------

     Current liabilities                          14,273     21,377     13,716

Bank debt                                          4,800      8,500      5,700
Deferred compensation                              3,393      3,922      3,500
Other long-term liabilities                        1,685      1,685      1,211
                                                 -------    -------    -------

     Total liabilities                            24,151     35,484     24,127

Stockholders' equity                              65,530     55,773     62,909
                                                 -------    -------    -------

     Total liabilities and stockholders' equity  $89,681    $91,257    $87,036
                                                 =======    =======    =======





See accompanying notes to condensed consolidated financial statements.

                      Condensed Consolidated Statement of Stockholders' Equity (unaudited)
                                           Chromcraft Revington, Inc.
                                       (In thousands, except share data)

                                              Capital in     Unearned                                     Total
                                 Common       Excess of        ESOP         Retained      Treasury     Stockholders'
                                 Stock        Par Value       Shares        Earnings       Stock          Equity
                                --------      ----------     --------       --------      --------       --------
Balance at January 1, 2005      $     77      $ 15,121       $(18,062)      $ 86,119      $(20,346)      $ 62,909

Net earnings                          --            --             --          2,256            --          2,256

ESOP compensation expense             --            52            169             --            --            221

Stock option compensation
   expense                            --            45             --             --            --             45

Purchase of treasury stock
       (65,987 shares)                --          (100)            --             --          (654)          (754)

Exercise of stock options
       (82,987 shares)                 1           852             --             --            --            853
                                --------      --------       --------       --------      --------       --------

Balance at April 2, 2005        $     78      $ 15,970       $(17,893)      $ 88,375      $(21,000)      $ 65,530
                                ========      ========       ========       ========      ========       ========





See accompanying notes to condensed consolidated financial statements.

           Condensed Consolidated Statements of Cash Flows (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                                Three Months Ended
                                                               ---------------------
                                                                April 2,   April 3,
                                                                  2005       2004
                                                               ---------   ---------
Operating Activities
   Net earnings                                                 $ 2,256     $ 1,493
      Adjustments to reconcile net earnings to
         net cash provided by (used in) operating activities
           Depreciation expense                                     888         980
           Deferred income taxes                                     (8)       (460)
           Non-cash ESOP compensation expense                       221         226
           Stock option compensation expense                         45          50
           Changes in assets and liabilities
               Accounts receivable                               (2,339)     (3,867)
               Inventories                                         (696)     (1,916)
               Accounts payable and accrued liabilities             557       1,452
               Other long-term liabilities                          414       1,003
               Other                                               (115)       (332)
                                                                -------     -------

   Cash provided by (used in) operating activities                1,223      (1,371)
                                                                -------     -------

Investing Activities
   Capital expenditures                                            (247)       (256)
                                                                -------     -------

   Cash used in investing activities                               (247)       (256)
                                                                -------     -------

Financing Activities
   Net borrowings under a bank revolving credit line              3,350       2,700
   Principal payments on bank term loan                          (4,250)     (1,250)
   Stock repurchase from related party                             (754)         --
   Exercise of stock options, net of tax benefit                    834         177
                                                                -------     -------

   Cash provided by (used in) financing activities                 (820)      1,627
                                                                -------     -------

Net change in cash and cash equivalents                             156          --

Cash and cash equivalents at beginning of period                     --          --
                                                                -------     -------

Cash and cash equivalents at end of period                      $   156     $    --
                                                                =======     =======





See accompanying notes to condensed consolidated financial statements.

        Notes to Condensed Consolidated Financial Statements (unaudited)
                           Chromcraft Revington, Inc.


Note 1.  Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Chromcraft Revington's annual report on Form 10-K for the year ended December 31, 2004.


Note 2.  Inventories
--------------------

Inventories consisted of the following:

                                                    (In thousands)
                                        --------------------------------------
                                         April 2,      April 3,       Dec. 31,
                                           2005          2004           2004
                                        --------       --------       --------
Raw materials                           $ 10,729       $  8,438       $ 10,980
Work-in-process                            6,410          6,577          6,374
Finished goods                            19,889         19,757         18,851
                                        --------       --------       --------
                                          37,028         34,772         36,205
LIFO reserve                              (2,666)        (1,988)        (2,539)
                                        --------       --------       --------
                                        $ 34,362       $ 32,784       $ 33,666
                                        ========       ========       ========


Note 3.  Accrued Liabilities
----------------------------

Accrued liabilities consisted of the following:

                                                    (In thousands)
                                        --------------------------------------
                                         April 2,      April 3,       Dec. 31,
                                           2005          2004           2004
                                        --------       --------       --------
Employee benefit plans                  $  2,416       $  3,107       $  2,703
Compensation related and commissions       1,734          2,054          1,621
Income taxes                               1,109          1,191            577
Advertising and promotion                    829            670            548
Property taxes                               486            901            868
Other accrued liabilities                  3,012          3,098          2,306
                                        --------       --------       --------
                                        $  9,586       $ 11,021       $  8,623
                                        ========       ========       ========

Note 4.  Bank Debt
------------------

Long term bank debt consisted of the following:

                                                    (In thousands)
                                        --------------------------------------
                                         April 2,      April 3,       Dec. 31,
                                           2005          2004           2004
                                        --------       --------       --------
Term loan                               $     --       $  8,000       $  4,250
Revolving credit line                      4,800          5,500          1,450
                                        --------       --------       --------
                                           4,800         13,500          5,700
Less current portion of term loan             --          5,000             --
                                        --------       --------       --------
                                        $  4,800       $  8,500       $  5,700
                                        ========       ========       ========


Note 5.  Employee Stock Ownership Plan
--------------------------------------

Chromcraft Revington sponsors a leveraged employee stock ownership plan ("ESOP") that covers substantially all employees who have completed six months of service. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust's repayment of its loan to the Company. As the ESOP loan is repaid, shares are released and allocated to ESOP accounts of active employees based on the proportion of debt service paid in the year. Chromcraft Revington accounts for its ESOP in accordance with AICPA Statement of Position 93-6, Accounting for Employee Stock Ownership Plans. Accordingly, unearned ESOP shares are reported as a reduction of stockholders' equity as reflected in the Condensed Consolidated Statement of Stockholders' Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense, a non-cash charge, for the three months ended April 2, 2005 and April 3, 2004 was $221,000 and $226,000, respectively. ESOP shares consisted of the following:

                                                    (In thousands)
                                        --------------------------------------
                                         April 2,      April 3,       Dec. 31,
                                           2005          2004           2004
                                        --------       --------       --------
Allocated shares                             184            120            184
Committed to be released shares               17             17             --
Unearned ESOP shares                       1,789          1,863          1,806
                                        --------       --------       --------
Total ESOP shares                          1,990          2,000          1,990
                                        ========       ========       ========

Unearned ESOP shares, at cost           $ 17,893       $ 18,630       $ 18,062
                                        ========       ========       ========
Fair value of unearned ESOP shares      $ 24,048       $ 27,200       $ 22,216
                                        ========       ========       ========


Note 6.  Earnings per Share of Common Stock
-------------------------------------------

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 64,000 and 85,000 for the three months ended April 2, 2005 and April 3, 2004, respectively.


Note 7.  Stock Based Compensation
---------------------------------

The Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and discloses the fair value of options granted as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"). The estimated per share weighted average fair value of stock options granted during the first quarter of 2005 and 2004 was $4.98 and $5.30, respectively, on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation for the three months ended April 2, 2005 and April 3, 2004.

                                                      (in thousands, except per share data)
                                                      -------------------------------------
                                                                2005          2004
                                                              -------       -------
Net earnings, as reported                                     $ 2,256       $ 1,493
Add: Stock-based employee compensation expense included
     in reported net earnings, net of related tax effects          28            30
Deduct: Total stock-based employee compensation expense
     determined under fair-value based method for all awards,
     net of related tax effects                                  (158)         (268)
                                                              -------       -------
Pro forma net earnings                                        $ 2,126       $ 1,255
                                                              =======       =======

Earnings per share
     Basic - as reported                                      $   .54       $   .36
     Basic - pro forma                                        $   .51       $   .31

     Diluted - as reported                                    $   .53       $   .36
     Diluted - pro forma                                      $   .50       $   .30


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Overview
--------

For the last several years, U.S. furniture manufacturers have been impacted by low-cost import competition. Foreign manufacturers, primarily in China, have a substantial labor and overhead cost advantage as compared to furniture manufacturers in the United States. We expect these competitive conditions to continue.

The Company's strategy is to operate autonomous niche-focused businesses to serve the fragmented furniture distribution channel with product selection and service. A key element in this strategy is to maintain a low-cost structure to insure that the Company's products are a value to the customer. To lower its costs, the Company has increased imports of low-cost, labor-intensive furniture components and finished furniture from overseas. Using this blended approach of domestic manufacturing and selective importing, the Company believes it is better able to control the quality of furniture and service to its customers. Chromcraft Revington's competitiveness with producers from other countries is influenced by transportation costs, timely delivery of furniture to retailers and product differentiation.

The Company has several businesses, some of which have been impacted more severely than others by the reduced sales volume. Chromcraft Revington is closely monitoring this situation and, if business conditions do not improve, this could cause asset impairment and restructuring charges in the future. Also, the Company's operating units have experienced inflationary price increases in raw materials and other costs. The Company is seeking ways to mitigate this impact through product engineering, offshore sourcing of low-cost inventory components and the use of alternative raw materials. Due to the competitive environment, the Company may not be able to pass through any significant cost increases to its customers.

Results of Operations
---------------------

The following table sets forth the Condensed Consolidated Statements of Earnings of Chromcraft Revington for the three months ended April 2, 2005 and April 3, 2004 expressed as a percentage of sales.

                                                     Three Months Ended
                                                  ------------------------
                                                    April 2,      April 3,
                                                     2005          2004
                                                  ----------    ----------
Sales                                                 100.0 %       100.0 %
Cost of sales                                          76.4          77.0
                                                  ----------    ----------
Gross margin                                           23.6          23.0
Selling, general and administrative expenses           15.3          17.4
                                                  ----------    ----------
Operating income                                        8.3           5.6
Interest expense                                        0.3           0.4
                                                  ----------    ----------
Earnings before income taxes                            8.0           5.2
Income tax expense                                      3.0           2.0
                                                  ----------    ----------
Net earnings                                            5.0 %         3.2 %
                                                  ==========    ==========


Consolidated sales for the three months ended April 2, 2005 of $44,659,000 were 3.9% lower as compared to the prior year period. The sales decrease was due to lower shipments of dining room, occasional and bedroom furniture. Upholstered and commercial furniture shipments were higher in 2005 as compared to last year's first quarter. The upholstered furniture sales increase was primarily due to the introduction of leather sofas and chairs imported from overseas. Consolidated sales were lower in the first quarter of 2005 primarily due to a lower number of units sold attributable to foreign import competition.

Gross margin decreased $149,000 to $10,559,000, or 23.6% of sales, for the first three months of 2005 from $10,708,000, or 23.0% of sales, for the prior year period. The higher gross margin percentage in 2005 was primarily due to expense reductions in manufacturing overhead costs and slightly higher selling prices.

Selling, general and administrative expenses for the three months ended April 2, 2005 decreased $1,258,000 to $6,829,000 from $8,087,000 for the year ago period.
The higher expense in 2004 was due to a $1,100,000 charge to record a minimum annual supplemental retirement benefit payable to Michael E. Thomas, Chairman, President, and Chief Executive Officer of the Company. The charge resulted from an amendment to Mr. Thomas' employment and supplemental retirement benefit agreements with the Company.

Interest expense decreased to $154,000 in the first quarter of 2005 from $197,000 in the prior year quarter. The decrease in interest expense was due to lower average bank borrowings.

Chromcraft Revington's effective income tax rate was 36.9% for the first three months of 2005 as compared to 38.4% for the prior year period. The decrease in the effective tax rate for the three-month period ended April 2, 2005 was primarily due to an estimated tax deduction on qualified domestic production activities under a provision of the American Jobs Creation Act of 2004.

Net earnings increased to $2,256,000 for the three months ended April 2, 2005, as compared to $1,493,000 for the prior year period. Factors contributing to the earnings increase are outlined in the above discussion.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

Operating activities provided $1,223,000 of cash during the three months ended April 2, 2005 as compared to $1,371,000 of cash used in the same period last year. The increase in cash was primarily due to higher cash earnings and a lower investment in working capital for the first quarter of 2005 as compared to the prior year period.

At April 2, 2005, inventories were higher as compared to a year ago primarily due to an increase in imported furniture parts and finished furniture to supplement the Company's domestic manufacturing operations. The Company has invested in additional inventories for expansion of its imported leather upholstered furniture line and its new custom-design wood casual dining room program.

Investing activities used $247,000 of cash for capital expenditures during the first three months of 2005 as compared to $256,000 spent during the same period last year. Chromcraft Revington expects capital expenditures in 2005 to be less than $1,500,000.

Financing activities used $820,000 of cash for the first three months of 2005, primarily to reduce bank indebtedness and to acquire 65,987 shares of Chromcraft Revington common stock from Michael E. Thomas, Chairman, President and Chief Executive Officer of the Company for $863,968, or $13.093 per share. The purchase price was determined based upon an average of the high and low selling prices of the Company's common stock during a period of five consecutive trading days as reported by the American Stock Exchange.

Cash provided by financing activities during the prior year quarter totaled $1,627,000, primarily from bank borrowings.

Management expects that cash flow from operations and availability under its bank revolving credit line will continue to be sufficient to meet future liquidity needs. At April 2, 2005, the Company had approximately $33,200,000 in unused availability under its bank revolving credit line that matures in 2007. Chromcraft Revington expects to generate excess cash flow in 2005 which will be used to reduce bank indebtedness, repurchase Company common stock or for general corporate purposes.


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

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments ("Statement No. 123(R)"). Statement No. 123(R) replaces FASB Statement No. 123 and supersedes Accounting Principles Board Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. Statement No. 123(R) also requires the recognition of compensation expense for the fair value of any unvested stock option awards at the date of adoption. The Securities and Exchange Commission ("Commission") amended FASB's compliance dates for Statement No.123(R). The Commission's new rule allows a calendar year-end company to delay compliance with Statement No. 123(R) until the first quarter of 2006. The Company has not determined the impact of Statement No. 123(R).

Forward-Looking Statements
--------------------------

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

Among such risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions; import and domestic competition in the furniture industry; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new home and existing home sales; and other factors that generally affect business.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Borrowings under Chromcraft Revington's bank agreement bear interest at a variable rate and, therefore, are subject to changes in interest rates. A one-percentage point fluctuation in market interest rates would not have a material impact on net earnings in 2005.

The Company sources certain raw materials and finished furniture, primarily from China. These purchases are fixed price contracts payable in U.S. dollars and, therefore, the Company has no material foreign exchange rate risk exposure.


Item 4.  Controls and Procedures
--------------------------------

Chromcraft Revington's acting principal executive officer and principal financial officer has concluded, based upon his evaluation, that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of the end of the period covered by this Form 10-Q.

Chromcraft Revington's management, including its acting principal executive officer and principal financial officer, does not expect that the Company's disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.

There have been no significant changes in Chromcraft Revington's internal control over financial reporting that occurred during the quarter covered by this report that may have materially affected, or are reasonably likely to materially affect, Chromcraft Revington's internal control over financial reporting.

                                    PART II.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

The following table represents information with respect to shares of Chromcraft Revington common stock repurchased by the Company during the quarter ended April 2, 2005.

Purchase of Equity Securities
-----------------------------

                                                                                                  Maximum number
                                                                        Total number of      (or approximate dollar
                                                                        shares purchased         value) of shares
                                         Total number      Average         as part of            that may yet be
                                           of shares     price paid    publicly announced      purchased under the
Period                                     purchased      per share     plans or programs       plans or programs
------                                   ------------    ----------    ------------------    ----------------------
January 1, 2005 to January 29, 2005           --             --                 --                   268,952
January 30, 2005 to February 26, 2005         --             --                 --                   768,952 (a)
February 27, 2005 to April 2, 2005          65,987 (b)    $ 13.093            65,987                 702,965
                                         -------------   ----------       ------------

Total                                       65,987        $ 13.093            65,987
                                         =============   ==========       ============


(a) On February 8, 2005, the Board of Directors authorized the purchase of an additional 500,000 shares of common stock of the Company.

(b) On March 30, 2005, the Company purchased 65,987 shares of Chromcraft Revington common stock from Michael E. Thomas, Chairman, President and Chief Executive Officer for $863,968, or $13.093 per share. The purchase price was determined based upon an average of the high and low selling prices of the Company's common stock during a period of five consecutive trading days as reported on the American Stock Exchange.


Item 6.  Exhibits
-----------------

31.1 Certification of Acting Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2     Certification of Chief Financial Officer required pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 Certifications of Acting Principal Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Chromcraft Revington, Inc.
                                         --------------------------------------
                                         (Registrant)


Date: May 9, 2005                    By: /s/ Frank T. Kane
      -----------                        --------------------------------------
                                         Frank T. Kane
                                         Vice President-Finance
                                         (Duly Authorized Officer and Principal
                                         Accounting and Financial Officer)