Form 10-Q
period 2005-07-02
CHROMCRAFT REVINGTON INC
filed 2005-08-05
CIK 884130

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended July 2, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the transition period from               to
                                                  -------------    -------------

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


       Common Stock, $.01 par value - 6,082,596 shares as of July 31, 2005


================================================================================

                                      INDEX
--------------------------------------------------------------------------------


                                                                                                         Page
                                                                                                        Number
                                                                                                        ------
PART I.  Financial Information

   Item 1.    Financial Statements (unaudited)

                Condensed Consolidated Statements of Earnings - Three and Six
                Months Ended July 2, 2005 and July 3, 2004..............................................   3

                Condensed Consolidated Balance Sheets - July 2, 2005,
                July 3, 2004 and December 31, 2004......................................................   4

                Condensed Consolidated Statement of Stockholders' Equity - Six
                Months Ended July 2, 2005...............................................................   5

                Condensed Consolidated Statements of Cash Flows - Six
                Months Ended July 2, 2005 and July 3, 2004..............................................   6

                Notes to Condensed Consolidated Financial Statements....................................   7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................................................   9

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk................................  12

   Item 4.    Controls and Procedures...................................................................  12

PART II.  Other Information

   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...............................  13

   Item 4.    Submission of Matters to a Vote of Security Holders.......................................  13

   Item 6.    Exhibits..................................................................................  13

SIGNATURES..............................................................................................  14

                                     PART I.


Item 1. Financial Statements
----------------------------

            Condensed Consolidated Statements of Earnings (unaudited)
                           Chromcraft Revington, Inc.
                      (In thousands, except per share data)


                                                 Three Months Ended       Six Months Ended
                                                 -------------------    --------------------
                                                 July 2,     July 3,     July 2,     July 3,
                                                  2005        2004        2005        2004
                                                 -------     -------     ------      -------
Sales                                            $43,401     $42,638     $88,060     $89,105
Cost of sales                                     33,169      32,765      67,269      68,524
                                                 -------     -------     -------     -------
Gross margin                                      10,232       9,873      20,791      20,581
Selling, general and administrative expenses       6,752       6,374      13,581      14,461
                                                 -------     -------     -------     -------
Operating income                                   3,480       3,499       7,210       6,120
Interest expense                                     164         189         318         386
                                                 -------     -------     -------     -------
Earnings before income tax expense                 3,316       3,310       6,892       5,734
Income tax expense                                 1,223       1,271       2,543       2,202
                                                 -------     -------     -------     -------
Net earnings                                     $ 2,093     $ 2,039     $ 4,349     $ 3,532
                                                 =======     =======     =======     =======
Earnings per share of common stock
     Basic                                       $   .49     $   .49     $  1.02     $   .86
     Diluted                                     $   .48     $   .48     $  1.01     $   .84
Shares used in computing earnings per share
     Basic                                         4,299       4,132       4,253       4,115
     Diluted                                       4,340       4,220       4,306       4,201


See accompanying notes to condensed consolidated financial statements.

                Condensed Consolidated Balance Sheets (unaudited)
                         Chromcraft Revington, Inc.
                                 (In thousands)


                                                    July 2,     July 3,     Dec. 31,
                                                     2005        2004        2004
                                                    -------    --------    ---------
     Assets
     ------

Accounts receivable                                 $20,085     $19,537     $18,133
Inventories                                          36,157      36,716      33,666
Prepaid expenses                                      2,351       2,018       1,971
                                                    -------     -------     -------

     Current assets                                  58,593      58,271      53,770

Property, plant and equipment, net                   31,200      33,882      32,490
Other long-term assets                                  818         803         776
                                                    -------     -------     -------

     Total assets                                   $90,611     $92,956     $87,036
                                                    =======     =======     =======

     Liabilities and Stockholders' Equity
     ------------------------------------

Current portion of bank debt                        $     -     $ 5,000     $     -
Accounts payable                                      5,316       5,791       5,093
Accrued liabilities                                   8,433       9,021       8,623
                                                    -------     -------     -------

     Current liabilities                             13,749      19,812      13,716

Bank debt                                             4,100       9,550       5,700
Deferred compensation                                 2,593       3,848       3,500
Other long-term liabilities                           1,658       1,652       1,211
                                                    -------     -------     -------

     Total liabilities                               22,100      34,862      24,127

Stockholders' equity                                 68,511      58,094      62,909
                                                    -------     -------     -------

     Total liabilities and stockholders' equity     $90,611     $92,956     $87,036
                                                    =======     =======     =======


See accompanying notes to condensed consolidated financial statements.

      Condensed Consolidated Statement of Stockholders' Equity (unaudited)
                          Six Months Ended July 2, 2005
                           Chromcraft Revington, Inc.
                        (In thousands, except share data)


                                                  Capital in      Unearned                                      Total
                                   Common         Excess of         ESOP         Retained        Treasury    Stockholders'
                                    Stock         Par Value        Shares        Earnings         Stock         Equity
                                 -----------    ------------    ------------   ------------   ------------   --------------
Balance at January 1, 2005       $        77    $     15,121    $   (18,062)   $    86,119    $   (20,346)   $      62,909

Net earnings                               -               -              -          4,349              -            4,349

ESOP compensation expense                  -              94            338              -              -              432

Stock option compensation
   expense                                 -              65              -              -              -               65

Purchase of treasury stock
   (65,987 shares)                         -            (100)             -              -           (654)            (754)

Exercise of stock options
   (135,781 shares)                        1           1,509              -              -              -            1,510
                                 -----------    ------------    -----------    -----------    -----------    -------------

Balance at July 2, 2005          $        78    $     16,689    $   (17,724)   $    90,468    $   (21,000)   $      68,511
                                 ===========    ============    ===========    ===========    ===========    =============



See accompanying notes to condensed consolidated financial statements.

           Condensed Consolidated Statements of Cash Flows (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)


                                                                   Six Months Ended
                                                                 ---------------------
                                                                 July 2,       July 3,
                                                                  2005          2004
                                                                 -------      --------
Operating Activities
   Net earnings                                                  $ 4,349      $ 3,532
      Adjustments to reconcile net earnings to net cash
         provided by (used in) operating activities
           Depreciation expense                                    1,822        1,905
           Loss on disposal of property, plant and equipment         232            -
           Deferred income taxes                                     298         (403)
           Non-cash ESOP compensation expense                        432          459
           Stock option compensation expense                          65           99
           Changes in assets and liabilities
               Accounts receivable                                (1,952)      (1,769)
               Inventories                                        (2,491)      (5,848)
               Prepaid expenses                                     (810)        (714)
               Accounts payable and accrued liabilities               33         (113)
               Other long-term liabilities                          (328)         863
               Other                                                  12          (68)
                                                                 -------      -------

   Cash provided by (used in) operating activities                 1,662       (2,057)
                                                                 -------      -------

Investing Activities
   Capital expenditures, net                                        (764)        (620)
                                                                 -------      -------
   Cash used in investing activities                                (764)        (620)
                                                                 -------      -------

Financing Activities
   Net borrowing under a bank revolving credit line                2,650        5,000
   Principal payments on bank term loan                           (4,250)      (2,500)
   Stock repurchase from related party                              (754)           -
   Exercise of stock options, net of tax benefit                   1,456          177
                                                                 -------      -------

   Cash provided by (used in) financing activities                  (898)       2,677
                                                                 -------      -------

Net change in cash                                                     -            -

Cash at beginning of period                                            -            -
                                                                 -------      -------

Cash at end of period                                            $     -      $     -
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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


Note 2.  Inventories
--------------------

Inventories consisted of the following:


                                     (In thousands)
                             -------------------------------
                              July 2,    July 3,    Dec. 31,
                               2005       2004       2004
                             --------   --------   ---------
Raw materials                $11,265    $10,257    $10,980
Work-in-process                6,417      6,302      6,374
Finished goods                21,218     22,246     18,851
                             -------    -------    -------
                              38,900     38,805     36,205
LIFO reserve                  (2,743)    (2,089)    (2,539)
                             -------    -------    -------
                             $36,157    $36,716    $33,666
                             =======    =======    =======


Note 3. Accrued Liabilities
---------------------------

Accrued liabilities consisted of the following:


                                      (In thousands)
                             -------------------------------
                              July 2,    July 3,    Dec. 31,
                               2005       2004       2004
                              -------   --------   ---------
Employee benefit plans       $ 2,076    $ 2,796    $ 2,703
Deferred compensation          1,052        159        166
Salaries, wages and bonus      1,045        886        817
Commissions                      842        868        804
Property taxes                   482        749        868
Other accrued liabilities      2,936      3,563      3,265
                             -------    -------    -------
                             $ 8,433    $ 9,021    $ 8,623
                             =======    =======    =======

Note 4. Bank Debt
-----------------

Long term bank debt consisted of the following:


                                                  (In thousands)
                                         --------------------------------
                                         July 2,     July 3,     Dec. 31,
                                           2005        2004       2004
                                         -------     -------     -------
Term loan                                $     -     $ 6,750     $ 4,250
Revolving credit line                      4,100       7,800       1,450
                                         -------     -------     -------
                                           4,100      14,550       5,700
Less current portion of term loan              -       5,000           -
                                         -------     -------     -------
                                         $ 4,100     $ 9,550     $ 5,700
                                         =======     =======     =======


Note 5.  Employee Stock Ownership Plan
--------------------------------------

Chromcraft Revington sponsors a leveraged employee stock ownership plan ("ESOP") that covers substantially all employees who have completed six months of service. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust's repayment of its loan to the Company. As the ESOP loan is repaid, shares are released and allocated to ESOP accounts of active employees based on the proportion of debt service paid in the year. Chromcraft Revington accounts for its ESOP in accordance with AICPA Statement of Position 93-6, Accounting for Employee Stock Ownership Plans. Accordingly, unearned ESOP shares are reported as a reduction of stockholders' equity as reflected in the Condensed Consolidated Statement of Stockholders' Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense, a non-cash charge, for the three and six months ended July 2, 2005 was $211,000 and $432,000, respectively, compared to $233,000 and $459,000, respectively, for the prior year periods. ESOP shares consisted of the following:


                                                   (In thousands)
                                         --------------------------------
                                         July 2,     July 3,     Dec. 31,
                                           2005        2004         2004
                                         -------     -------     --------
Allocated shares                             184         120         184
Committed to be released shares               34          34           -
Unearned ESOP shares                       1,772       1,846       1,806
                                         -------     -------     -------
Total ESOP shares                          1,990       2,000       1,990
                                         =======     =======     =======

Unearned ESOP shares, at cost            $17,724     $18,462     $18,062
                                         =======     =======     =======
Fair value of unearned ESOP shares       $23,573     $22,635     $22,216
                                         =======     =======     =======


Note 6.  Earnings per Share of Common Stock
-------------------------------------------

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares (stock options) of approximately 41,000 and 53,000 for the three and six months ended July 2, 2005, respectively, and 88,000 and 86,000 for the three and six months ended July 3, 2004, respectively.

Note 7.  Stock Based Compensation
---------------------------------

The Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and discloses the fair value of options granted as permitted by Statement of Financial Accounting

Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"). The estimated per share weighted average fair value of stock options granted during the three and six months ended July 2, 2005 was $4.76 and $4.92, respectively, compared to $5.55 and $5.35, respectively, for the prior year periods on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation for the three and six months ended July 2, 2005 and July 3, 2004.


                                                            (In thousands, except per share data)
                                                   ------------------------------------------------------
                                                       Three Months Ended           Six Months Ended
                                                   ------------------------      ------------------------
                                                    July 2,        July 3,       July 2,         July 3,
                                                     2005            2004          2005           2004
                                                   ---------      ---------      ---------      ---------
Net earnings, as reported                          $   2,093      $   2,039      $   4,349      $   3,532
Add: Stock-based employee compensation
     expense included in reported net earnings,
     net of related tax effects                           13             31             41             61
Deduct: Total stock-based employee
     compensation expense determined under
     fair-value based method for all awards,
     net of related tax effects                          (68)           (73)          (226)          (341)
                                                   ---------      ---------      ---------      ---------
Pro forma net earnings                             $   2,038      $   1,997      $   4,164      $   3,252
                                                   =========      =========      =========      =========

Earnings per share
     Basic - as reported                           $     .49      $     .49      $    1.02      $     .86
     Basic - pro forma                             $     .47      $     .48      $     .98      $     .79

     Diluted - as reported                         $     .48      $     .48      $    1.01      $     .84
     Diluted - pro forma                           $     .47      $     .48      $     .97      $     .78


Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

Overview
--------

For the last several years the North American furniture industry has been impacted by low-cost import competition. Foreign manufacturers, primarily in China and other Asian countries, have a substantial labor and overhead cost advantage as compared to furniture manufacturers in North America. We expect these competitive industry conditions to continue.

The Company's strategy is to focus its brands on niche markets and to service the fragmented furniture industry with product selection and service. A key element in this strategy is to maintain a low-cost structure to insure that the Company's products are a value to the customer. To lower its costs, the Company has increased imports of low-cost, labor-intensive furniture components and finished goods. Using this blended approach of domestic manufacturing and selective importing, the Company believes it is better able to control the quality of furniture and service to its customers. Chromcraft Revington's competitiveness with producers from other countries is influenced by transportation costs, timely delivery of furniture to retailers and product differentiation.

The Company has several different brands, some of which have been impacted more severely than others by import competition. Chromcraft Revington closely monitors market activity and if business conditions do not improve, this could cause asset impairment and restructuring charges in the future. Also, the Company's manufacturing operations have experienced inflationary price increases in raw materials and other costs. The Company is seeking ways to mitigate this impact through product engineering, offshore sourcing of low-cost inventory components and the use of alternative raw materials. Due to the competitive environment, the Company may not be able to pass through significant cost increases to its customers.

Results of Operations
---------------------

The following table sets forth the Condensed Consolidated Statements of Earnings of Chromcraft Revington for the three and six months ended July 2, 2005 and July 3, 2004 expressed as a percentage of sales.


                                                     Three Months Ended           Six Months Ended
                                                    --------------------        ---------------------
                                                     July 2,     July 3,        July 2,      July 3,
                                                      2005        2004           2005         2004
                                                     ------      ------         -------      ------
Sales                                                 100.0 %     100.0 %        100.0 %      100.0 %
Cost of sales                                          76.4        76.9           76.4         76.9
                                                     ------      ------         ------        -----
Gross margin                                           23.6        23.1           23.6         23.1
Selling, general and administrative expenses           15.6        14.9           15.4         16.2
                                                     ------      ------         ------        -----
Operating income                                        8.0         8.2            8.2          6.9
Interest expense                                        0.4         0.4            0.4          0.4
                                                     ------      ------         ------        -----
Earnings before income taxes                            7.6         7.8            7.8          6.5
Income tax expense                                      2.8         3.0            2.9          2.5
                                                     ------      ------         ------        -----
Net earnings                                            4.8 %       4.8 %          4.9 %        4.0 %
                                                     ======      ======         ======        =====


Consolidated sales for the second quarter increased 1.8% to $43,401,000 from $42,638,000 reported for the year earlier quarter. For the first six months of 2005, consolidated sales decreased 1.2% to $88,060,000 from $89,105,000 for the same period last year. Shipments of occasional, upholstered and commercial furniture were higher for the second quarter and first half of 2005 as compared to the prior year periods, while shipments of dining room and bedroom furniture were lower in 2005 as compared to the prior year.

The sales increase in occasional and upholstered furniture in 2005 was due, in part, to increased shipments of coordinated room packages of occasional tables and upholstered furniture as compared to the prior year. Commercial furniture sales were higher in 2005 primarily due to increased shipments of public waiting area seating as compared to the year earlier period. Shipments of dining room furniture, in particular, were lower in 2005 as compared to last year primarily due to relative competitiveness.

Gross margin as a percentage of sales was 23.6% for both the three and six months ended July 2, 2005 compared to 23.1% for the same periods in 2004. The higher gross margin percentage for 2005 was primarily due to a more favorable sales mix and slightly higher selling prices. In addition, expense reductions in manufacturing overhead improved the gross margin percentage for the first six months of 2005 as compared to the prior year period.

Selling, general and administrative expenses for the three months ended July 2, 2005 increased $378,000 to $6,752,000, or 15.6% of sales, from $6,374,000, or
14.9% of sales, for the year ago period. The increase was primarily due to higher compensation related expenses.

Selling, general and administrative expenses for the six months ended July 2, 2005 decreased $880,000 to $13,581,000, or 15.4% of sales, from $14,461,000, or
16.2% of sales, for the same period last year. The higher expense in 2004 was primarily due to a $1,100,000 charge to record a supplemental retirement benefit for the former Chairman, President, and Chief Executive Officer of the Company.

Interest expense for the three and six months ended July 2, 2005 was $164,000 and $318,000, respectively, as compared to $189,000 and $386,000, respectively, for the same periods in 2004. The decrease in interest expense was due to lower average bank borrowings.

Chromcraft Revington's effective income tax rate was 36.9% for the three and six months ended July 2, 2005 as compared to 38.4% for the prior year periods. The decrease in the effective tax rate for 2005 was primarily due to an estimated tax deduction on qualified domestic production activities under a provision of the American Jobs Creation Act of 2004.

Net earnings for the three and six months ended July 2, 2005 were $2,093,000 and $4,349,000, respectively, as compared to $2,039,000 and $3,532,000, respectively, for the prior year periods. Factors contributing to the earnings increase are outlined in the above discussion.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

Operating activities provided $1,662,000 of cash during the six months ended July 2, 2005 as compared to $2,057,000 of cash used in the same period last year. The increase in cash was primarily due to higher cash earnings and a lower investment in working capital in 2005 as compared to the prior year period. The Company uses cash in the first half of the year to support a seasonal build in working capital, primarily in accounts receivables and inventories.

Investing activities used $764,000 of cash for capital expenditures during the first six months of 2005 as compared to $620,000 spent during the same period last year. Chromcraft Revington expects capital expenditures in 2005 to be less than $1,500,000.

Financing activities for the first half of 2005 used cash to reduce bank indebtedness by $1,600,000 and to repurchase Company common stock. On March 30, 2005, the Company purchased 65,987 shares of Chromcraft Revington common stock from the former Chairman, President and Chief Executive Officer of the Company. The purchase price of $864,000, or $13.093 per share, was determined based upon an average of the high and low selling prices of the Company's common stock during a period of five consecutive trading days as reported by the American Stock Exchange. This share repurchase in 2005 is reflected net of related compensation expense of $110,000. In addition, cash of $1,456,000 was generated from stock option exercises in the first six months of 2005. Financing activities for the first six months of 2004 provided cash of $2,677,000, primarily from bank borrowings.

Management expects that cash flow from operations and availability under its bank revolving credit line will continue to be sufficient to meet future liquidity needs. At July 2, 2005, the Company had approximately $34,100,000 in unused availability under its bank revolving credit line that matures in 2007. Chromcraft Revington expects to generate excess cash flow in 2005 which will be used to reduce bank indebtedness, repurchase Company common stock or for general corporate purposes.


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

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments ("Statement No. 123(R)"). Statement No. 123(R) replaces FASB Statement No. 123 and supersedes Accounting Principles Board Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. Statement No. 123(R) also requires the recognition of compensation expense for the fair value of any unvested stock option awards existing at the date of adoption as the stock options vest. The Securities and Exchange Commission ("Commission") amended FASB's compliance dates for Statement No.123(R). The Commission's new rule allows a calendar year-end company to delay compliance with Statement No. 123(R) until the first quarter of 2006. The Company has not determined the impact of Statement No. 123(R).


Forward-Looking Statements
--------------------------

Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be generally identified as such because they include future tense or dates, or are not historical or current facts, or include words such as "expects", "may", "anticipates", "believes" or words of similar import. Forward-looking statements are not guarantees of performance or outcomes and are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated as of the date of this report.

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

                                    PART II.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

The following table represents information with respect to shares of Chromcraft Revington common stock repurchased by the Company during the three months ended July 2, 2005.

Purchase of Equity Securities
-----------------------------

                                                                                                               Maximum number
                                                                                      Total number of      (or approximate dollar
                                                                                     shares purchased         value) of shares
                                                   Total number       Average           as part of            that may yet be
                                                     of shares       price paid     publicly announced      purchased under the
Period                                               purchased       per share       plans or programs       plans or programs
------                                             ------------      -----------    --------------------   ----------------------

April 3, 2005 to April 30, 2005                          -               -                   -                    702,965
May 1, 2005 to May 28, 2005                              -               -                   -                    702,965
May 29, 2005 to July 2, 2005                             -               -                   -                    702,965


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

   (a) Chromcraft Revington held its annual meeting of stockholders on May 4, 2005.

   (b) All directors nominated were elected to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. Set forth below are the votes cast for each director.


                                                    Votes
                                          -----------------------
            Directors                        For         Withheld
         -------------------              ---------     ---------
         Ronald H. Butler                 5,582,850        58,782
         Stephen D. Healy                 5,586,391        55,241
         David L. Kolb                    5,586,972        54,660
         Larry P. Kunz                    5,587,010        54,622
         Theodore L. Mullett              5,386,993       254,639


   (c) The only other matter voted upon at the annual meeting of stockholders was ratification of the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending December 31, 2005. Set forth below is the vote tabulation regarding such matter.


                                      Votes Cast
                              ------------------------
                                 For           Against         Abstain
                              ----------       -------         -------
                              5,570,466        69,367           1,799


Item 6.  Exhibits
-----------------

   3.2 By-laws of the Registrant, as amended, filed as Exhibit 3.2 to Form 8-K, dated August 5, 2005, are incorporated herein by reference.

   31.1 Certification of Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

                                              Chromcraft Revington, Inc.
                                              ----------------------------------
                                              (Registrant)


Date: August 5, 2005                    By:   /s/ Frank T. Kane
                                              ----------------------------------
                                              Frank T. Kane
                                              Vice President-Finance
                                              (Duly Authorized Officer and
                                              Principal Accounting and Financial
                                              Officer)