Form 10-Q
period 2005-10-01
CHROMCRAFT REVINGTON INC
filed 2005-11-04
CIK 884130

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________to___________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date:

     Common Stock, $.01 par value - 6,090,596 shares as of October 28, 2005

================================================================================

                                      INDEX

                                                                                                                Page
                                                                                                               Number
                                                                                                               ------
PART I.  Financial Information

   Item 1.    Financial Statements (unaudited)

                Condensed Consolidated Statements of Earnings - Three and Nine
                Months Ended October 1, 2005 and October 2, 2004........................................           3

                Condensed Consolidated Balance Sheets - October 1, 2005,
                October 2, 2004 and December 31, 2004...................................................           4

                Condensed Consolidated Statement of Stockholders' Equity - Nine
                Months Ended October 1, 2005............................................................           5

                Condensed Consolidated Statements of Cash Flows - Nine
                Months Ended October 1, 2005 and October 2, 2004........................................           6

                Notes to Condensed Consolidated Financial Statements....................................           7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................................................           9

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk................................          13

   Item 4.    Controls and Procedures...................................................................          13

PART II.  Other Information

   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...............................          13

   Item 6.    Exhibits..................................................................................          13

SIGNATURES..............................................................................................          14

                                     PART I.

Item 1. Financial Statements
----------------------------

            Condensed Consolidated Statements of Earnings (unaudited)
                           Chromcraft Revington, Inc.
                      (In thousands, except per share data)

                                                   Three Months Ended            Nine Months Ended
                                               -------------------------     --------------------------
                                               October 1,     October 2,     October 1,      October 2,
                                                  2005           2004           2005            2004
                                               ----------     ----------     ----------      ----------
Sales                                          $   40,836     $   41,658     $  128,896      $  130,763

Cost of sales                                      31,887         32,361         99,156         100,885
                                               ----------     ----------     ----------      ----------

Gross margin                                        8,949          9,297         29,740          29,878

Selling, general and administrative expenses        6,720          5,881         20,301          20,342
                                               ----------     ----------     ----------      ----------

Operating income                                    2,229          3,416          9,439           9,536

Interest expense                                      342            204            660             590
                                               ----------     ----------     ----------      ----------

Earnings before income tax expense                  1,887          3,212          8,779           8,946

Income tax expense                                    696          1,233          3,239           3,435
                                               ----------     ----------     ----------      ----------

Net earnings                                   $    1,191     $    1,979     $    5,540      $    5,511
                                               ==========     ==========     ==========      ==========
Earnings per share of common stock
      Basic                                    $      .28     $      .48     $     1.30      $     1.33
      Diluted                                  $      .27     $      .47     $     1.28      $     1.31

Shares used in computing earnings per share
      Basic                                         4,322          4,155          4,253           4,132
      Diluted                                       4,398          4,224          4,315           4,212

See accompanying notes to condensed consolidated financial statements.

                Condensed Consolidated Balance Sheets (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                   October 1,      October 2,       Dec. 31,
                                                     2005             2004            2004
                                                  -----------      ----------       ---------
     Assets
     ------
Accounts receivable                               $    22,257      $   22,045       $  18,133
Inventories                                            36,556          36,695          33,666
Prepaid expenses                                        2,660           2,065           1,971
                                                  -----------      ----------       ---------

     Current assets                                    61,473          60,805          53,770

Property, plant and equipment, net                     30,664          33,107          32,490
Other long-term assets                                    804             823             776
                                                  -----------      ----------       ---------

     Total assets                                 $    92,941      $   94,735       $  87,036
                                                  ===========      ==========       =========
     Liabilities and Stockholders' Equity
     ------------------------------------
Current portion of bank debt                      $         -      $    5,000       $       -
Accounts payable                                        5,072           5,624           5,093
Accrued liabilities                                     9,073           9,536           8,623
                                                  -----------      ----------       ---------

     Current liabilities                               14,145          20,160          13,716

Bank debt                                               4,390           9,050           5,700
Deferred compensation                                   2,585           3,795           3,500
Other long-term liabilities                             1,364           1,281           1,211
                                                  -----------      ----------       ---------

     Total liabilities                                 22,484          34,286          24,127

Stockholders' equity                                   70,457          60,449          62,909
                                                  -----------      ----------       ---------

     Total liabilities and stockholders' equity   $    92,941      $   94,735       $  87,036
                                                  ===========      ==========       =========

See accompanying notes to condensed consolidated financial statements.

      Condensed Consolidated Statement of Stockholders' Equity (unaudited)
                        Nine Months Ended October 1, 2005
                           Chromcraft Revington, Inc.
                        (In thousands, except share data)

                                        Capital in   Unearned                                           Total
                                Common  Excess of      ESOP       Unearned     Retained   Treasury   Stockholders'
                                Stock   Par Value     Shares    Compensation   Earnings    Stock        Equity
                               -------  ----------   --------   ------------   --------   --------   -------------
Balance at January 1, 2005     $    77  $   15,121   $(18,062)  $          -   $ 86,119   $(20,346)  $      62,909

Net earnings                         -           -          -              -      5,540          -           5,540

ESOP compensation expense            -         162        508              -          -          -             670

Issuance of restricted stock
   award                             -         598          -           (598)         -          -               -

Amortization of unearned
   compensation                      -           -          -             99          -          -              99

Stock option compensation
   expense                           -          85          -              -          -          -              85

Purchase of treasury stock
   (65,987 shares)                   -        (100)         -              -          -       (654)           (754)

Exercise of stock options
   (165,381 shares)                  2       1,906          -              -          -          -           1,908
                               -------  ----------   --------   ------------   --------   --------   -------------

Balance at October 1, 2005     $    79  $   17,772   $(17,554)  $       (499)  $ 91,659   $(21,000)  $      70,457
                               =======  ==========   ========   ============   ========   ========   =============

See accompanying notes to condensed consolidated financial statements.

           Condensed Consolidated Statements of Cash Flows (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                                                         Nine Months Ended
                                                                                   -------------------------------
                                                                                    October 1,         October 2,
                                                                                       2005               2004
                                                                                   -----------        ------------
Operating Activities
 Net earnings                                                                      $     5,540        $      5,511
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities
    Depreciation expense                                                                 2,643               2,841
    Loss on disposal of equipment                                                          230                   -
    Deferred income taxes                                                                  372                (278)
    Non-cash ESOP compensation expense                                                     670                 758
    Stock compensation expense                                                             184                 149
    Changes in operating assets and liabilities
     Accounts receivable                                                                (4,124)             (4,277)
     Inventories                                                                        (2,890)             (5,827)
     Prepaid expenses                                                                   (1,216)             (1,024)
     Accounts payable and accrued liabilities                                              429                 154
     Other                                                                                (571)                576
                                                                                   -----------        ------------

 Cash provided by (used in) operating activities                                         1,267              (1,417)
                                                                                   -----------        ------------

Investing Activities
 Capital expenditures, net                                                              (1,047)               (787)
                                                                                   -----------        ------------

 Cash used in investing activities                                                      (1,047)               (787)
                                                                                   -----------        ------------

Financing Activities
 Net borrowing under an unsecured bank revolving loan facility                           4,390                   -
 Net borrowing (repayment) under a secured bank revolving credit line                   (1,450)              5,750
 Principal payments on a bank term loan                                                 (4,250)             (3,750)
 Stock repurchase from related party                                                      (754)                  -
 Exercise of stock options                                                               1,844                 204
                                                                                   ------------       -------------

 Cash provided by (used in) financing activities                                          (220)              2,204
                                                                                   -----------        ------------

Change in cash                                                                               -                   -

Cash at beginning of period                                                                  -                   -
                                                                                   -----------        ------------

Cash at end of period                                                              $         -        $          -
                                                                                   ===========        ============

See accompanying notes to condensed consolidated financial statements.

        Notes to Condensed Consolidated Financial Statements (unaudited)
                           Chromcraft Revington, Inc.

Note 1. Basis of Presentation
-----------------------------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended October 1, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Chromcraft Revington's annual report on Form 10-K for the year ended December 31, 2004.

Note 2. Inventories
-------------------

Inventories consisted of the following:

                                                         (In thousands)
                                          ---------------------------------------------
                                           October 1,        October 2,      Dec. 31,
                                              2005             2004            2004
                                          -------------     -----------    ------------
Raw materials                             $      11,855     $    10,932    $     10,980
Work-in-process                                   6,508           6,847           6,374
Finished goods                                   20,968          21,317          18,851
                                          -------------     -----------    ------------
                                                 39,331          39,096          36,205
LIFO reserve                                     (2,775)         (2,401)         (2,539)
                                          -------------     -----------    ------------
                                          $      36,556     $    36,695    $     33,666
                                          =============     ===========    ============

Note 3. Accrued Liabilities
---------------------------

Accrued liabilities consisted of the following:

                                                        (In thousands)
                                          ---------------------------------------------
                                            October 1,       October 2,      Dec. 31,
                                              2005              2004          2004
                                          -------------     -----------    ------------
Employee benefit plans                    $       2,174     $     2,912    $      2,703
Salaries, wages and bonuses                       1,125             885             817
Deferred compensation                             1,054             161             166
Commissions                                         917             936             804
Property taxes                                      738             868             868
Other accrued liabilities                         3,065           3,774           3,265
                                          -------------     -----------    ------------
                                          $       9,073     $     9,536    $      8,623
                                          =============     ===========    ============

Note 4. Bank Debt
-----------------

In September 2005, the Company entered into an unsecured revolving loan facility ("Facility") with a bank that allows the Company to borrow up to $35,000,000. The Facility replaced a secured multi-bank credit agreement. The interest rate under the Facility is determined at the time of borrowing, at the Company's option, at either the bank's prime rate, or a rate based on the Federal Funds rate or the London Interbank Offered Rate. A commitment fee, of up to .25% per annum, is payable on the unused portion of the credit line. The interest rate on borrowings outstanding as of October 1, 2005 was approximately 4.75%.

The Facility requires compliance with certain financial loan covenants related to net worth, interest coverage and debt leverage. At October 1, 2005, the Company had approximately $28,700,000 in unused availability under the Facility. The Facility expires September 20, 2008.

Long term bank debt consisted of the following:

                                                        (In thousands)
                                          ---------------------------------------------
                                            October 1,      October 2,       Dec. 31,
                                              2005             2004            2004
                                          -------------     -----------    ------------
Unsecured bank revolving loan facility    $       4,390     $         -    $          -
Secured bank credit agreement
   Term loan                                          -           5,500           4,250
   Revolving credit line                              -           8,550           1,450
                                          -------------     -----------    ------------
                                                  4,390          14,050           5,700
Less current portion of term loan                     -           5,000               -
                                          -------------     -----------    ------------
                                          $       4,390     $     9,050    $      5,700
                                          =============     ===========    ============

Note 5. Employee Stock Ownership Plan
-------------------------------------

Chromcraft Revington sponsors a leveraged employee stock ownership plan ("ESOP") that covers substantially all employees who have completed six months of service. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust's repayment of its loan to the Company. As the ESOP loan is repaid, shares are released and allocated to ESOP accounts of active employees based on the proportion of debt service paid in the year. Chromcraft Revington accounts for its ESOP in accordance with AICPA Statement of Position 93-6, Accounting for Employee Stock Ownership Plans. Accordingly, unearned ESOP shares are reported as a reduction of stockholders' equity as reflected in the Condensed Consolidated Statement of Stockholders' Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense, a non-cash charge, for the three and nine months ended October 1, 2005 was $238,000 and $670,000, respectively, compared to $299,000 and $758,000, respectively, for the prior year periods. ESOP shares consisted of the following:

                                                        (In thousands)
                                          ---------------------------------------------
                                           October 1,        October 2,      Dec. 31,
                                              2005              2004          2004
                                          -------------     -----------    ------------
Allocated shares                                    184             120             184
Committed to be released shares                      51              57               -
Unearned ESOP shares                              1,755           1,823           1,806
                                          -------------     -----------    ------------
Total ESOP shares                                 1,990           2,000           1,990
                                          =============     ===========    ============

Unearned ESOP shares, at cost             $      17,555     $    18,231    $     18,062
                                          =============     ===========    ============
Fair value of unearned ESOP shares        $      23,839     $    23,427    $     22,216
                                          =============     ===========    ============

Note 6. Earnings per Share of Common Stock
------------------------------------------

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares, primarily stock options, of approximately 76,000 and 62,000 for the three and nine months ended October 1, 2005, respectively, and 69,000 and 80,000 for the three and nine months ended October 2, 2004, respectively.

Note 7. Stock Based Compensation
--------------------------------

The Company has two stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and discloses the fair value of options granted as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"). The estimated per share grant-date weighted average fair value of stock options granted during the nine months ended October 1, 2005 was $4.92 compared to $5.34 for the prior year period. The estimated per share grant-date weighted average fair value of stock options granted during the three months ended October 2, 2004 was $5.28. There were no stock option grants during the third quarter of 2005. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation for the three and nine months ended October 1, 2005 and October 2, 2004.

                                                                              (In thousands, except per share data)
                                                                   -------------------------------------------------------------
                                                                        Three Months Ended                Nine Months Ended
                                                                   ----------------------------       --------------------------
                                                                    October 1,       October 2,       October 1,      October 2,
                                                                      2005              2004             2005            2004
                                                                   -----------       ----------       ----------      ----------
Net earnings, as reported                                          $     1,191       $    1,979       $    5,540      $    5,511
Add: Stock-based employee compensation
   expense included in reported net earnings,
   net of related tax effects                                               75               30              116              91
Deduct: Total stock-based employee
   compensation expense determined under
   fair-value based method for all awards,
   net of related tax effects                                             (101)            (130)            (327)           (471)
                                                                   -----------       ----------       ----------      ----------
Pro forma net earnings                                             $     1,165       $    1,879       $    5,329      $    5,131
                                                                   ===========       ==========       ==========      ==========

Earnings per share
   Basic - as reported                                             $       .28       $      .48       $     1.30      $     1.33
   Basic - pro forma                                               $       .27       $      .45       $     1.25      $     1.24

   Diluted - as reported                                           $       .27       $      .47       $     1.28      $     1.31
   Diluted - pro forma                                             $       .26       $      .45       $     1.24      $     1.23

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Overview
--------

For the last several years the North American furniture industry has been increasingly competitive. Foreign manufacturers, primarily in China and other Asian countries, have a substantial labor and overhead cost advantage as compared to furniture manufacturers in North America. We expect these competitive industry conditions to continue.

The Company's strategy is to focus its brands on attractive niche markets and to service the fragmented furniture industry with product selection and service. Key elements in this strategy are to maintain a low-cost operating structure to ensure that the Company's products are a value to customers; utilize build-to-demand and custom configuration capability to offer product variety and speed of delivery; as well as, maintain a hybrid manufacturing and offshore sourcing model to supply diverse styles required to serve each niche market. Using this hybrid approach of domestic manufacturing and global sourcing, the Company believes it is better able to control the quality of furniture and service to its customers. Chromcraft Revington's competitiveness is influenced by transportation costs, timely delivery of furniture to retailers and product differentiation.

The Company has several different furniture brands, some of which have been impacted more severely than others by competition. Chromcraft Revington closely monitors market activity and, depending on business conditions, asset impairment and restructuring charges could occur in the future. Also, the Company's manufacturing operations have experienced inflationary price increases in raw materials and other costs. The Company is seeking ways to mitigate this impact through product engineering, offshore sourcing of low-cost components, use of alternative raw materials, and other productivity improvements. Due to the competitive environment, the Company may not be able to pass through significant cost increases to its customers.

Results of Operations
---------------------

The following table sets forth the Condensed Consolidated Statements of Earnings of Chromcraft Revington for the three and nine months ended October 1, 2005 and October 2, 2004 expressed as a percentage of sales.

                                                     Three Months Ended                Nine Months Ended
                                                 ---------------------------      --------------------------
                                                  October 1,      October 2,      October 1,      October 2,
                                                    2005            2004             2005            2004
                                                 -----------     -----------      ----------      ----------
Sales                                                  100.0 %         100.0%         100.0%         100.0%
Cost of sales                                           78.1            77.7           76.9           77.2
                                                 -----------     -----------      ---------       --------
Gross margin                                            21.9            22.3           23.1           22.8
Selling, general and administrative expenses            16.4            14.1           15.8           15.5
                                                 -----------     -----------      ---------       --------
Operating income                                         5.5             8.2            7.3            7.3
Interest expense                                         0.9             0.5            0.5            0.5
                                                 -----------     -----------      ---------       --------
Earnings before income taxes                             4.6             7.7            6.8            6.8
Income tax expense                                       1.7             3.0            2.5            2.6
                                                 -----------     -----------      ---------       --------
Net earnings                                             2.9 %           4.7%           4.3%           4.2%
                                                 ===========     ===========      =========       ========

Consolidated sales for the third quarter ended October 1, 2005 of $40,836,000 represented a 2.0% decrease from $41,658,000 reported for the same quarter last year. Shipments of dining room, bedroom and occasional furniture for the third quarter of 2005 were lower as compared to the same period last year primarily due to relative competitiveness. The sales decrease in these product categories was partially offset by higher shipments of upholstered and commercial furniture. Upholstered furniture shipments were higher in the third quarter of 2005 due to new product introductions as compared to the prior year period. Shipments of commercial furniture, mainly in seating, were higher for the three months ended October 1, 2005 primarily due to an improved business environment in the office furniture industry.

Consolidated sales for the nine months ended October 1, 2005 decreased 1.4% to $128,896,000 from $130,763,000 for the same period last year. Shipments of dining room and bedroom furniture for 2005 were lower as compared to the prior year period primarily due to relative competitiveness. The sales decrease in these product categories was partially offset by higher shipments of upholstered, commercial and occasional furniture. Sales of upholstered furniture were higher in 2005 primarily due to new product introductions and increased shipments of coordinated room packages of occasional and upholstered furniture. Commercial furniture shipments, mainly in seating, were higher for the first nine months of 2005 as compared to the same period last year primarily due an improved business environment in the office furniture industry. Shipments of occasional furniture for the nine months ended October 1, 2005 were up slightly as compared to the prior year period primarily due to new product introductions. Selling prices for the first nine months of 2005 were slightly higher compared to the prior year period.

Gross margin as a percentage of sales was 21.9% and 23.1% for the three and nine months ended October 1, 2005 compared to 22.3% and 22.8% for the three and nine months ended October 2, 2004, respectively. The gross margin percentage decrease in the third quarter of 2005 was primarily due to an unfavorable sales mix as compared to the prior year period.

Selling, general and administrative expenses for the three months ended October 1, 2005 increased $839,000 to $6,720,000, or 16.4% of sales, from $5,881,000, or
14.1% of sales, for the year ago period. The increase was primarily due to higher compensation related expenses and bad debt expense.

Selling, general and administrative expenses for the nine months ended October 1, 2005 were $20,301,000, or 15.8% of sales, as compared to $20,342,000, or
15.5% of sales, for the same period last year. Included in selling, general and administrative expenses for first nine months of 2004 was a $1,100,000 charge to reflect a supplemental retirement benefit to the former President and Chief Executive Officer of the Company. Excluding this expense from the 2004 period, selling, general and administrative expenses for the nine months ended October 1, 2005 were higher than the prior year period primarily due to increased compensation related expenses and bad debt expense.

Interest expense for the three and nine months ended October 1, 2005 was $342,000 and $660,000, respectively, as compared to $204,000 and $590,000, respectively, for the same periods in 2004. Interest expense in 2005 included the write off of $161,000 of unamortized bank financing fees associated with a multi-bank credit facility that was replaced in the third quarter of 2005.

Chromcraft Revington's effective income tax rate was 36.9% for the three and nine months ended October 1, 2005 as compared to 38.4% for the prior year periods. The decrease in the effective tax rate for 2005 was primarily due to an estimated tax deduction on qualified domestic production activities under a provision of the American Jobs Creation Act of 2004.

Net earnings for the three and nine months ended October 1, 2005 were $1,191,000 and $5,540,000, respectively, as compared to $1,979,000 and $5,511,000, respectively, for the prior year periods. Factors contributing to the earnings change are outlined in the above discussion.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

Operating activities provided $1,267,000 of cash during the nine months ended October 1, 2005 as compared to $1,417,000 of cash used in the same period last year. The increase in cash was primarily due to a lower investment in working capital in 2005 as compared to the prior year period. The Company uses cash in the first nine months of the year to support a seasonal build in working capital, primarily in accounts receivables and inventories.

Investing activities used $1,047,000 of cash for capital expenditures during the first nine months of 2005 as compared to $787,000 spent during the same period last year. Chromcraft Revington expects capital expenditures in 2005 to be less than $1,500,000.

Financing activities for the first nine months of 2005 used cash to reduce bank indebtedness by $1,310,000 and $754,000 to repurchase Company common stock. In addition, cash of $1,844,000 was generated from stock option exercises in the first nine months of 2005. Financing activities for the first nine months of 2004 provided cash of $2,204,000, primarily from bank borrowings.

In September 2005, the Company entered into an unsecured revolving loan facility ("Facility") with a bank that allows the Company to borrow up to $35,000,000. The Facility replaced a secured multi-bank credit agreement. The interest rate under the Facility is determined at the time of borrowing, at the Company's option, at either the bank's prime rate, or a rate based on the Federal Funds rate or the London Interbank Offered Rate. The interest rate on borrowings outstanding as of October 1, 2005 was approximately 4.75%. The Facility expires on September 20, 2008.

On March 30, 2005, the Company purchased 65,987 shares of Chromcraft Revington common stock from the former President and Chief Executive Officer of the Company. The purchase price of $864,000, or $13.093 per share, was determined based upon an average of the high and low selling prices of the Company's common stock during a period of five consecutive trading days as reported by the American Stock Exchange. This share repurchase in 2005 is reflected net of related compensation expense of $110,000.

Management expects that cash flow from operations and availability under its bank revolving loan facility will be sufficient to meet future liquidity needs. At October 1, 2005, the Company had approximately $28,700,000 in unused availability under its bank revolving loan facility. Chromcraft Revington expects to generate excess cash flow in 2005 which will be used to reduce bank indebtedness, repurchase its common stock, pursue selective strategic acquisitions or for general corporate purposes.

Recently Issued Accounting Standards
------------------------------------

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 151, Inventory Costs ("Statement No. 151"). Statement No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement No. 151 requires that those items be recognized as current-period charges and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of Statement No. 151 to have a material impact on the Company's financial condition or results of operations.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments ("Statement No. 123(R)"). Statement No. 123(R) replaces FASB Statement No. 123 and supersedes Accounting Principles Board Opinion No. 25. Statement No. 123(R) will require the fair value of all stock awards, including options, issued to employees to be recorded as an expense over the related vesting period. Statement No. 123(R) also requires the recognition of compensation expense for the fair value of any unvested stock option awards existing at the date of adoption as the stock options vest. The Securities and Exchange Commission ("Commission") amended FASB's compliance dates for Statement No.123(R). The Commission's new rule allows a calendar year-end company to delay compliance with Statement No. 123(R) until the first quarter of 2006. The Company has not determined the impact of Statement No. 123(R).

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

Among such risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions, import and domestic competition in the furniture industry, market interest rates, consumer confidence levels, cyclical nature of the furniture industry, consumer and business spending, changes in relationships with customers, customer acceptance of existing and new products, new home and existing home sales, raw material cost and availability, freight cost, and other factors that generally effect business.

The Company does not undertake any obligation to update or revise publicly any forward-looking statements to reflect information, events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Borrowings under Chromcraft Revington's bank revolving loan facility bear interest at a variable rate and, therefore, are subject to changes in interest rates. A one-percentage point fluctuation in market interest rates would not have a material impact on net earnings in 2005.

The Company purchases certain raw materials and finished furniture, primarily from China. These purchases are fixed price contracts payable in U.S. dollars and, therefore, the Company has no material foreign exchange rate risk exposure.


Item 4. Controls and Procedures
-------------------------------

Chromcraft Revington's principal executive officer and principal financial officer have concluded, based upon their evaluation, that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), are effective as of the end of the period covered by this Form 10-Q.

There have been no significant changes in Chromcraft Revington's internal control over financial reporting that occurred during the quarter covered by this Form 10-Q that may have materially affected, or are reasonably likely to materially affect, Chromcraft Revington's internal control over financial reporting.

                                    PART II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

The following table represents information with respect to shares of Chromcraft Revington common stock repurchased by the Company during the three months ended October 1, 2005.

Purchase of Equity Securities
-----------------------------

                                                                                                        Maximum number
                                                                                Total number of     (or approximate dollar
                                                                               shares purchased        value) of shares
                                             Total number       Average           as part of            that may yet be
                                              of shares       price paid      publicly announced      purchased under the
Period                                        purchased        per share       plans or programs       plans or programs
----------                                   ------------     ----------      ------------------    ---------------------
July 3, 2005 to July 30, 2005                     -                -                   -                   702,965
July 31, 2005 to August 27, 2005                  -                -                   -                   702,965
August 28, 2005 to October 1, 2005                -                -                   -                   702,965

Item 6.  Exhibits

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

                                         Chromcraft Revington, Inc.
                                         ---------------------------------------
                                         (Registrant)

Date: November 4, 2005             By:   /s/ Frank T. Kane
                                         ---------------------------------------
                                         Frank T. Kane
                                         Vice President-Finance
                                         (Duly Authorized Officer and Principal
                                         Accounting and Financial Officer)