Form 10-K
period 2005-12-31
CHROMCRAFT REVINGTON INC
filed 2006-03-09
CIK 884130

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 1-13970

                           CHROMCRAFT REVINGTON, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                              35-1848094
-------------------------------                             --------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

                 1100 North Washington Street, Delphi, IN 46923
               --------------------------------------------------
   (Address, including zip code, of registrant's principal executive offices)

                                 (765) 564-3500
                              --------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of February 14, 2006, there were 6,147,276 shares of the registrant's common stock ($.01 par value) outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant as of July 2, 2005 was $56.3 million (based upon the closing price of the registrant's common stock, as reported by the American Stock Exchange).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of stockholders to be held May 9, 2006 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I
   Item 1.    Business ................................................      1
   Item 1A.   Risk Factors.............................................      6
   Item 1B.   Unresolved Staff Comments................................      7
   Item 2.    Properties ..............................................      8
   Item 3.    Legal Proceedings .......................................      8
   Item 4.    Submission of Matters to a Vote of Security Holders .....      8

PART II
   Item 5.    Market for the Registrant's Common Equity, Related
              Stockholder Matters and Issuer Purchases of Equity
              Securities...............................................      8
   Item 6.    Selected Financial Data .................................     11
   Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations .....................     12
   Item 7A.   Quantitative and Qualitative Disclosures about
              Market Risk .............................................     18
   Item 8.    Financial Statements and Supplementary Data .............     18
   Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure .....................     18
   Item 9A.   Controls and Procedures .................................     18
   Item 9B.   Other Information .......................................     18

PART III
   Item 10.   Directors and Executive Officers of the Registrant.......     19
   Item 11.   Executive Compensation ..................................     19
   Item 12.   Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters...............     19
   Item 13.   Certain Relationships and Related Transactions...........     19
   Item 14.   Principal Accountant Fees and Services...................     19

PART IV
   Item 15.   Exhibits and Financial Statement Schedules...............     20

Signatures    .........................................................     23

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Chromcraft Revington, Inc. ("Chromcraft Revington"), incorporated in 1992 under the laws of Delaware, is engaged in the design, manufacture and sale of residential and commercial furniture through its wholly-owned subsidiaries (collectively, the "Company"). Chromcraft Revington is headquartered in Delphi, Indiana.

     In 1992, Chromcraft Revington acquired Chromcraft Corporation ("Chromcraft") and Peters-Revington Corporation ("Peters-Revington") and concurrently completed its initial public offering. Silver Furniture Co., Inc. ("Silver Furniture"), Cochrane Furniture Company, Inc. ("Cochrane") and Korn Industries Incorporated ("Sumter Cabinet") were acquired in 1995, 1996 and 1999, respectively. Chromcraft Revington had no operations prior to 1992.

     In 2002, Chromcraft Revington formed the Chromcraft Revington Employee Stock Ownership Trust ("ESOP Trust"). The ESOP Trust purchased 2,000,000 shares of Chromcraft Revington common stock from then outstanding shares, using funds borrowed from Chromcraft Revington. The loan to the ESOP Trust provides repayment to the Company over a 30-year term. At December 31, 2005, the ESOP Trust held approximately 32.3% of the issued and outstanding shares of Chromcraft Revington's common stock.

PRODUCTS AND BRANDS

     The Company markets its products under five brands, four that exclusively serve the residential market and one that serves both residential and commercial markets. Each brand is focused on serving the unique consumer and end user needs of specific market niches within larger product categories. These include occasional, bedroom, dining room, upholstered and commercial furniture.

Occasional Furniture

     Four of the Company's brands supply occasional furniture from entry to mid to upper price points primarily to independent and regional furniture retailers. Occasional furniture includes coffee tables, end tables and sofa tables. Occasional furniture collections may also include coordinating furniture items such as entertainment storage cabinets, library and modular wall units, curios and other accent pieces. Occasional furniture is manufactured using a wide assortment of materials including solid hardwoods, veneers, printed fiberboard, metals, glass, natural stone, leathers and other materials.

     The Peters-Revington brand is uniquely focused on the occasional furniture category and offers one of the broadest assortments of occasional furniture. It markets and sells occasional furniture primarily at medium price points through independent and regional retailers. The brand has various collections with extensive item selection incorporating common designs and styling elements. Occasional furniture is manufactured and sourced globally to provide a variety of products for the Peters-Revington brand. The brand provides products based on a wide range of consumer lifestyle-based needs from traditional American and European styles to more contemporary urban fusion designs.

     The Silver Furniture brand markets and distributes occasional furniture primarily at entry to mid-market price points utilizing a global supply base. Imported tables generally require some assembly by a retailer or consumer. Some occasional table collections include imported entertainment storage furniture as well as coordinating leather upholstery. This allows the Silver Furniture brand to supply "whole room" packages. Furniture is sold to retailers from Silver Furniture's distribution warehouse operation or by direct container delivered to the retailer from an overseas supplier.

     Cochrane markets occasional furniture in coordination with its exposed wood upholstered products. This provides consumers and retailers with a unique combination of built-to-order upholstered products with style coordinating occasional furniture room groupings. Cochrane's occasional products are sold at mid-market price points.

     The Sumter Cabinet brand is focused on premium solid wood high quality furniture. Included in the brand collections are a number of entertainment storage units that incorporate common style and construction features. These items are manufactured in the United States primarily of solid American hardwoods. Sumter's occasional furniture is positioned with mid-market and premium price points.

Bedroom Furniture

     Bedroom furniture includes bed frames, dressers, night stands, entertainment armoires and mirrors in a wide range of styles. The Company utilizes a global supply chain to provide furniture components to supplement its United States based manufacturing operations of bedroom furniture. Bedroom furniture is constructed from solid hardwoods.

     The Cochrane brand focuses on mid-priced and customized bedroom collections. The Cochrane brand also includes a range of inventoried bedroom styles to provide a wider selection within its collections.

     The Sumter Cabinet brand focuses on premium quality products manufactured utilizing traditional craftsman techniques and primarily American solid hardwood construction. The Sumter Cabinet brand includes a number of traditional and transitional design styles and is positioned in the mid-to-upper price points.

Dining Room Furniture

     The Company manufactures and markets formal and casual dining furniture for use in dining rooms, great rooms, kitchens, and hearth rooms. Dining room furniture includes a broad line of tables, armed and side chairs, buffets and china cabinets in a wide range of designs. Three of the brands provide products in these niches.

     The Chromcraft brand mainly focuses on metal and mixed media casual dining furniture. The product line consists primarily of dining tables manufactured with laminated, wood or glass table tops with stationary or tilt-swivel chairs. Certain casual dining sets have matching barstools and china cabinets. Chairs are upholstered in a variety of fabrics and vinyls, while tables are manufactured from metal, wood, glass, faux marble and other materials, and come in a variety of shapes. Most casual dining furniture is custom ordered by the retailer or consumer. The Chromcraft brand products are primarily manufactured in a United States production facility. The Chromcraft brand also imports a variety of casual dining furniture mainly to broaden its product offerings and price points. Chromcraft's casual dining furniture is offered in a wide range of designs from contemporary to traditional styling and sold at medium price points.

     The Sumter Cabinet brand offers formal dining room furniture in solid wood, primarily using American hardwoods. It is focused on serving the needs of upper-end consumers with traditional craftsman construction and features. The products are designed in traditional and transitional styles and are positioned at mid-to-higher price points.

     Cochrane provides custom-design wood casual dining room furniture. Under this program, consumers can personalize their dining tables, chairs and china cabinets by selecting from a kiosk unit, various wood finishes and styling, chair fabrics, hardware, accent finishes and table sizes and shapes. Custom-design dining room furniture is manufactured in solid wood and sold at mid-to-higher price points. The brand also includes more traditional dining room furniture sets to provide a wide range of consumer choice.

Upholstered Furniture

     Upholstered products include fabric and leather sofas, chairs, ottomans and accent pieces in a range of designs for different consumer lifestyles. Three of the brands include products in the upholstered category.

     The Cochrane brand offers a wide range of built-to-order fabric products. These include consumer choice of fabrics and construction style. Upper end construction features are incorporated while the products are positioned at mid-market price points.

     The Silver Furniture and Peters-Revington brands also provide upholstered furniture. These brands focus on style, coordinating medium-priced leather sofas and chairs designed in conjunction with occasional tables and entertainment storage furniture.

Commercial Furniture

     Commercial furniture products are sold under the Chromcraft brand and include office chairs, conference, meeting room and training tables and lounge-area seating furniture for airports and other public waiting areas. Office chairs are offered in various grades and colors of fabric or leather and include executive, ergonomic and computer task models. Also, a limited number of commercial chairs are imported to broaden product offerings. Chromcraft commercial brand furniture mainly sells at mid-market price points and markets primarily through commercial dealers.

CUSTOMERS AND DISTRIBUTION

     There are many channels of furniture distribution including independent furniture stores, national and regional chains, office furniture stores, rent/rent-to-own stores, specialty stores, department stores, catalogs, wholesale clubs, and manufacturer dedicated stores. The Company markets and sells its residential furniture primarily to independent furniture retailers and regional furniture chains. Chromcraft's commercial furniture is sold primarily to office furniture dealers, wholesalers, distributors, furniture rental stores and contract customers.

     The Company has approximately 5,500 active customer accounts. Major customers include Nebraska Furniture Mart, Jordan's, Cort Furniture and Rooms To Go. No material amount of Chromcraft Revington's sales is dependent upon a single customer. Sales outside the United States represents less than one percent of total sales. Furniture is primarily sold through independent sales representatives.

COMPETITION

     The furniture industry is highly fragmented and the Company encounters intense domestic and foreign import competition in the sale of all its products. The furniture markets in which the Company participates include a large number of relatively small domestic and foreign manufacturers. In recent years, low-cost foreign manufacturers, primarily in China and other Asian countries, have significantly increased shipments into the United States. Many of the Company's competitors, some of which are larger and have greater financial resources, produce a number of products which are not competitive with the Company's products. In many cases, such companies do not disclose the portion of their sales attributable to products similar to those manufactured by the Company. It is, therefore, impractical to state with any certainty the Company's relative position in a particular product line. Competition in the Company's products is in the form of the quality of its products, service and selling prices.

MANUFACTURING AND GLOBAL SOURCING

     The Company has several manufacturing and warehousing facilities in the United States to supply products for its five brands. Wood and metal working plants include machining, finishing and assembly operations. Solid wood furniture manufacturing operations have rough mill facilities that process green lumber into parts for internal use. The Company's upholstered furniture operations include chair foam production, cutting and sewing operations.

     In recent years, the Company has increased imports of low-cost, labor-intensive furniture components and finished furniture, primarily from China, to supplement the Company's domestic furniture manufacturing. Using this blended approach of domestic manufacturing and selective importing, the Company is better able to control the quality of furniture and service to its customers.

     The Company uses agents and Company personnel to purchase furniture parts and finished furniture from suppliers primarily located in China, Vietnam and the Philippines. Suppliers are selected for their ability to deliver high quality products on a timely basis and at competitive prices. Agents and Company personnel perform quality control inspections at supplier locations. The Company maintains a purchasing and quality control inspection office in Southern China.

     Imported furniture is purchased in U.S. dollars and, as a result, Chromcraft Revington is not subject to foreign currency exchange risk.

RAW MATERIALS

     The major raw materials used in manufacturing are wood, steel, fabrics, glass, chair mechanisms, fiberboard, finishing materials, hardware, cartons and foam for upholstered furniture. In recent years, more low-cost furniture parts have been sourced overseas. Chromcraft Revington believes that supplies of raw materials are available in sufficient quantities from an adequate number of suppliers. No significant shortages of raw materials were experienced during 2005.

INVENTORY AND SEASONAL REQUIREMENTS

     The Company maintains finished goods inventories for occasional, dining room and bedroom furniture in order to respond quickly to customer delivery needs. Most custom-design casual dining room furniture, upholstered furniture and commercial furniture is made to customer specifications and, therefore, is not carried in stock. A limited number of commercial furniture items are maintained for quick delivery programs.

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

BACKLOG

     The Company's backlog of sales orders was approximately $13.2 million at December 31, 2005, as compared to approximately $14.5 million at December 31, 2004. Order backlog at any particular time is not necessarily indicative of the level of future shipments.

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

ASSOCIATES

     The Company employs a total of approximately 1,400 people. None of the associates are represented by a collective bargaining agreement.

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

ITEM 1A.  RISK FACTORS

Our sales and earnings may be negatively impacted by foreign competition.

     In recent years, the North American furniture industry has been greatly affected by the substantial increase of competition from foreign manufacturers. Foreign manufacturers, primarily in China and other Asian countries, have a substantial labor and overhead cost advantage as compared to furniture manufacturers in North America. This results in the ability of foreign manufacturers to sell furniture at lower prices than domestic manufacturers are typically able to do. We expect these competitive industry conditions to continue. As a result, we are subject to the risk of losing market share to import competition, which could negatively impact our sales and earnings.

We may not be able to raise prices because of competitive pressures.

     The furniture industry is highly fragmented and we encounter strong domestic and foreign competition in the sale of all our products. Some of these competitors are larger than we are and have greater financial resources. Our manufacturing operations also have experienced inflationary price increases in raw materials and other costs. Current market and competitive pressures may limit our ability to raise prices or to pass through significant cost increases to our customers. This could lower our earnings.

Our sales and earnings may be adversely affected by changes in consumer spending on furniture and other household goods.

     Consumer spending on residential furniture is significantly affected by items such as consumer economic confidence levels, new and existing home sales and levels of discretionary income. If these items decrease, our sales and earnings could be adversely affected.

Our ability to predict furniture preferences or buying patterns will affect our sales and earnings.

     Furniture preferences, styles and buying patterns are subject to change. If we are unable to predict or respond to changes in these preferences, styles or patterns, or if customer acceptance of our existing and new product lines decreases, we may lose sales and have to sell excess inventory at reduced prices. This could lower our earnings.

Our business is affected by general economic conditions.

     The furniture industry historically has been cyclical in nature. General economic conditions as well as items such as interest rates, credit availability and inflationary trends influence business and consumer spending. These factors affect furniture buying decisions of end purchasers and our primary customers, which are furniture retailers and could affect our sales and earnings.

Our ability to grow sales and earnings depends on the successful execution of our business strategies.

     Our ability to maintain and grow our sales and earnings depends on the correct selection and successful execution of our business strategies for designing, manufacturing and marketing our products. We also must sell the right mix of products, maintain favorable production levels and manufacturing efficiencies at our facilities, use an appropriate blend of domestic manufacturing and global sourcing and retain an effective management, sales and production work force. All of these factors affect our ability to grow sales and earnings.

Our reduced sales volume in recent years may result in future charges.

     We have several furniture brands, some of which have been impacted more severely than others by our reduced sales volume. We are closely monitoring this situation and, depending on business conditions, this could cause asset impairment and restructuring charges in the future.

An erosion of our customer base could cause a decrease in sales and earnings.

     The loss of customers, whether due to customers purchasing products of one of our competitors instead of our products or due to customers going out of business, could cause a decrease in our sales and earnings. Lost sales may be difficult to replace and amounts owed to us by customers who go out of business may be uncollectible.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     The following table summarizes the Company's facilities as of December 31, 2005.

                            Square                         Furniture     Owned/
   Location                  Feet        Operations          Brand       Leased
   --------                -------     --------------     ----------     ------
Delphi, IN                 519,000     Manufacturing/     Peters-         Owned
                                       warehousing        Revington

Knoxville, TN              160,000     Warehousing        Silver          Owned
                                                          Furniture

Lincolnton, NC             368,000     Manufacturing/     Cochrane        Owned
                                       warehousing

Lincolnton, NC             152,000     Manufacturing      Cochrane        Owned

Lincolnton, NC             159,000     Warehousing        Cochrane        Owned

Warrenton, NC              166,000     Manufacturing      Cochrane        Owned

Senatobia, MS              560,000     Manufacturing/     Chromcraft      Owned
                                       warehousing

Sumter, SC                 521,000     Manufacturing/     Sumter          Owned
                                       warehousing        Cabinet

     Chromcraft Revington leases trucks, trailers and other transportation equipment and showroom facilities in High Point, North Carolina; Las Vegas, Nevada; and Chicago, Illinois. Management believes the properties and equipment of its subsidiaries are well maintained, in good operating condition and adequate to support present operations. The Company is not utilizing all of its productive capacity.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                            2005                     2004
                                     ------------------       ------------------
                                      High         Low         High         Low
                                     ------      ------       ------      ------
First quarter                        $13.78      $12.65       $15.65      $11.28
Second quarter                        13.95       11.52        15.30       12.20
Third quarter                         14.70       13.10        13.90       12.05
Fourth quarter                        13.71       11.90        12.85       11.40

     As of February 14, 2006, there were approximately 263 security holders of record of Chromcraft Revington's common stock. The Company does not intend to pay cash dividends in the foreseeable future. Chromcraft Revington's bank credit agreement permits the payment of cash dividends. On February 14, 2006, the closing price of Chromcraft Revington's common stock was $13.00 as reported by the American Stock Exchange.

Equity Compensation Plan Information

     The following table provides certain information as of December 31, 2005 with respect to the Company's equity compensation plans under which equity securities of the Company are authorized for issuance.

                                                                                            Number of securities
                                                                                          remaining available for
                                      Number of securities to     Weighted average      future issuance under equity
                                      be issued upon exercise     exercise price of    compensation plans (excluding
                                      of outstanding options,   outstanding options,    securities reflected in the
Plan Category                           warrants and rights      warrants and rights           first column)
-------------                         -----------------------   --------------------   -----------------------------
Equity compensation plans
   approved by security holders (1)           613,270                  $12.00                     280,543
Equity compensation plans not
   approved by security holders (2)            30,000                   13.38                      45,000
                                              -------                  ------                     -------
Total                                         643,270                  $12.07                     325,543
                                              =======                  ======                     =======

(1) Includes the Chromcraft Revington, Inc. 1992 Stock Option Plan, as amended and restated effective March 15, 2002, and the Directors' Stock Option Plan of Chromcraft Revington, Inc., effective January 1, 2002.

(2) In December, 2005, the Company's Board of Directors approved an increase in the authorized shares for the Directors' Stock Option Plan, subject to the approval of the Company's stockholders at the 2006 annual meeting of stockholders.

Purchases of Equity Securities by the Issuer

     The following table represents information with respect to shares of Chromcraft Revington common stock repurchased by the Company during the three months ended December 31, 2005.

Purchase of Equity Securities

                                                                                              Maximum number
                                                                       Total number of    (or approximate dollar
                                                                      shares purchased       value) of shares
                                         Total number    Average         as part of          that may yet be
                                           of shares    price paid   publicly announced     purchased under the
                Period                     purchased    per share     plans or programs    plans or programs (1)
                ------                   ------------   ----------   ------------------   ----------------------
October 2, 2005 to October 29, 2005            --            --               --                  702,965
October 30, 2005 to November 26, 2005          --            --               --                  702,965
November 27, 2005 to December 31, 2005         --            --               --                  702,965
                                              ---           ---              ---
                                               --            --               --
                                              ===           ===              ===

(1) The Company has maintained a share repurchase program since 1997. On February 8, 2005, the Board of Directors of the Company authorized the purchase of an additional 500,000 shares of common stock. At December 31, 2005, there were 702,965 shares available to purchase under this program.

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share and
   employee data)

                                                                                Year Ended December 31,
                                                                 -----------------------------------------------------
                                                                   2005       2004       2003       2002       2001
                                                                 --------   --------   --------   --------   ---------
OPERATING RESULTS
Sales                                                            $169,565   $172,393   $184,228   $214,186   $228,492
Cost of sales                                                     131,924    132,979    145,592    164,745    180,434
                                                                 --------   --------   --------   --------   --------
Gross margin                                                       37,641     39,414     38,636     49,441     48,058
Selling, general and administrative expenses                       26,531     26,279     27,263     30,364     30,087
Other (income) (a)                                                     --         --     (3,650)        --         --
                                                                 --------   --------   --------   --------   --------
Operating income                                                   11,110     13,135     15,023     19,077     17,971
Interest expense                                                      753        788      1,147      1,758        687
                                                                 --------   --------   --------   --------   --------
Earnings before income taxes
   and accounting change                                           10,357     12,347     13,876     17,319     17,284
Income tax expense (b)                                              3,112      4,679      5,788      6,581      6,741
                                                                 --------   --------   --------   --------   --------
Earnings before accounting change                                   7,245      7,668      8,088     10,738     10,543
Cumulative effect of an accounting change
   (net of tax benefit) (c)                                            --         --         --    (26,727)        --
                                                                 --------   --------   --------   --------   --------
Net earnings (loss)                                              $  7,245   $  7,668   $  8,088   $(15,989)  $ 10,543
                                                                 ========   ========   ========   ========   ========
Earnings (loss) per share of common stock
  after accounting change (c)
   Basic                                                         $   1.69   $   1.85   $   1.97   $  (3.09)  $   1.10
                                                                 ========   ========   ========   ========   ========
   Diluted                                                       $   1.66   $   1.82   $   1.94   $  (3.09)  $   1.09
                                                                 ========   ========   ========   ========   ========
Shares used in computing earnings per share
   Basic                                                            4,277      4,143      4,109      5,168      9,577
   Diluted                                                          4,357      4,215      4,173      5,273      9,685

FINANCIAL POSITION (December 31,)
Cash and cash equivalents                                        $     --   $     --   $     --   $     --   $  8,207
Working capital                                                  $ 44,878   $ 40,054   $ 35,044   $ 39,141   $ 52,064
Total assets                                                     $ 89,259   $ 87,036   $ 85,900   $100,465   $149,068
Bank indebtedness                                                $     --   $  5,700   $ 12,050   $ 28,050   $     --
Stockholders' equity                                             $ 72,662   $ 62,909   $ 53,798   $ 45,770   $120,744

OTHER DATA
Operating income margin                                               6.6%       7.6%       8.2%       8.9%       7.9%
Depreciation and amortization                                    $  3,491   $  3,721   $  4,188   $  4,718   $  6,109
Capital expenditures                                             $  1,521   $  1,086   $    674   $  1,538   $  2,191
Common stock repurchases (d)
   Shares                                                              66         --        169      5,695        166
   Total cost                                                    $    864   $     --   $  2,226   $ 60,529   $  1,570
Number of associates                                                1,400      1,400      1,500      1,700      2,000

                                   ----------
(a) Resolution of a claim that existed as part of the Company's earlier acquisition of a subsidiary.

(b) Income tax expense for the year ended December 31, 2005 includes a non-recurring income tax benefit of $710,000 primarily due to the favorable resolution of a tax contingency. For the year ended December 31, 2003, income tax expense includes $515,000 of additional income tax expense for a change in the tax basis of certain acquired assets.

(c) Effective January 1, 2002, the Company recorded a non-cash transition charge for the impairment of goodwill. For the year ended December 31, 2002, basic and diluted earnings per share before accounting change were $2.08 and $2.04, respectively.

(d) Common stock purchases in 2002 includes 2,000,000 shares acquired by the Company's ESOP Trust. The stock repurchase in 2005 is reflected on the financial statements net of related compensation expense of $110,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Over the past five years the Company has experienced declining sales due to a combination of heightened global competition and the Company's strategic response to the changing market place. While sales of less competitive and less profitable lines have declined, the Company has lowered its costs and utilized excess cash flow from operations to reduce bank indebtedness and to repurchase its outstanding common stock. The Company has also concentrated its efforts on more attractive niches and the rate of sales decline has slowed in more recent years.

     Beginning in the late 1990's, the U.S. furniture industry began undergoing a dramatic shift from a domestic manufacturing base to a highly competitive global supply chain. This shift accelerated over the course of the last five years. Global manufacturers, primarily in China and other Asian countries, have used substantially lower labor costs and somewhat lower material cost to achieve a competitive advantage over U.S. based manufacturers in several furniture categories. As a result, numerous U.S. based manufacturing operations have ceased to exist or have converted to alternative business models. Meanwhile, consumers have benefited from products of reasonable quality at substantially lower prices. This has altered the fundamental value perception of consumers and the underlying value propositions of businesses serving the industry.

     In the face of this fundamental industry dynamic, the Company has leveraged its manufacturing competency and know-how to achieve lower costs and shifted its products toward more attractive niche-focused businesses. In its efforts to achieve lower costs, the Company has increased imports of low-cost, labor-intensive furniture components and finished furniture from overseas. In addition, the Company has initiated efforts to develop built-to-order products to improve its overall value proposition. Management believes that this hybrid approach of domestic manufacturing and assembly operations combined with global sourcing allows the Company to better control product quality, service speed and quality, as well as product selection to meet consumer lifestyle needs.

     As a result of these strategic decisions, sales of less competitive and/or less profitable products have declined, costs have been reduced and excess cash from operations has been generated. To date, the excess cash flow has been utilized to reduce bank indebtedness and to repurchase outstanding common shares of the Company.

     Management believes overall competitiveness and future growth opportunities are based on a few key capabilities: first, understanding consumer lifestyles needs; second, meeting those needs with product selection and built-to-order customization; third, supplying reliable and durable product quality; fourth, serving its retail and commercial customers with reliability and speed of delivery; and fifth, implementing effective sales and marketing programs. The Company's market position is influenced by its ability to execute these key elements, as well as global transportation, distribution logistics and manufacturing cost structures.

     Management closely monitors the activities and performance of the Company's different brands, as well as its multiple manufacturing and distribution operations. As the Company continues to adapt to heightened global competition, it will seek increased cooperation and productivity from the various operating units. Adaptation to the market and integration of some common activities could result in restructuring charges, asset impairment, and/or increased operating expenses in the future. In addition, the Company has experienced inflationary price increases in raw materials, labor and other costs. Management is seeking ways to mitigate the impact of these factors through product engineering, manufacturing productivity, global sourcing and greater internal integration of activities. However, due to the competitive environment the Company may not be able to pass through any significant price increases to its customers.

RESULTS OF OPERATIONS

     The following table sets forth the results of operations of Chromcraft Revington for the years ended December 31, 2005, 2004 and 2003 expressed as a percentage of sales.

                                                         Year Ended December 31,
                                                         -----------------------
                                                           2005    2004    2003
                                                          -----   -----   -----
Sales                                                     100.0%  100.0%  100.0%
Cost of sales                                              77.8    77.1    79.0
                                                          -----   -----   -----
Gross margin                                               22.2    22.9    21.0
Selling, general and administrative expenses               15.6    15.3    14.8
Other (income)                                               --      --    (2.0)
                                                          -----   -----   -----
Operating income                                            6.6     7.6     8.2
Interest expense                                             .5      .4      .7
                                                          -----   -----   -----
Earnings before income taxes                                6.1     7.2     7.5
Income tax expense                                          1.8     2.7     3.1
                                                          -----   -----   -----
Net earnings                                                4.3%    4.5%    4.4%
                                                          =====   =====   =====

2005 COMPARED TO 2004

     Consolidated sales for 2005 were $169,565,000, a 1.6% decrease from sales of $172,393,000 for 2004. Dining room and bedroom shipments were lower in 2005, partially offset by higher sales of upholstered and commercial furniture. Occasional furniture shipments in 2005 were at approximately the same level as in 2004. The consolidated sales decline was primarily due to a lower number of units sold attributable to relative competitiveness. Selling prices were slightly higher compared to the prior year.

     Gross margin decreased $1,773,000 to $37,641,000, or 22.2% of sales in 2005, as compared to $39,414,000, or 22.9% of sales in 2004. The decrease in gross margin percentage in 2005 was primarily due to an unfavorable sales mix and reduced production levels at two facilities, which impacted fixed cost absorption and manufacturing efficiencies.

     Selling, general and administrative expenses increased $252,000 to $26,531,000 from $26,279,000 in 2004. The higher expense in 2005 was primarily due to employment related costs for a new Chief Executive Officer for the Company and an increase in bad debt and product marketing expenses, partially offset by lower employee benefit costs.

     Interest expense was $753,000 in 2005 as compared to $788,000 in 2004. The lower interest expense in 2005 was primarily due to a reduction in bank borrowings from excess cash flow from operations. In 2005, interest expense included the write-off of unamortized bank financing fees of $161,000 associated with a multi-bank credit facility that was replaced in 2005.

     Chromcraft Revington's effective income tax rate in 2005 was 30.0% compared to 37.9% in 2004. The lower income tax rate in 2005 was mainly due to a non-recurring income tax benefit of $710,000 primarily due to the favorable resolution of a tax contingency.

     Net earnings decreased to $7,245,000 in 2005 compared to $7,668,000 in 2004. Factors contributing to the decrease are outlined in the above discussion.

2004 COMPARED TO 2003

     For 2004, sales decreased 6.4% to $172,393,000 from $184,228,000 reported in 2003. The sales decrease was mainly due to import competition in bedroom, dining room and occasional furniture. Upholstered furniture shipments remained unchanged from 2003. Shipments of leather upholstered furniture introduced in 2004 were offset by a decrease in fabric upholstered furniture. Sales of commercial furniture in 2004 were slightly lower compared to the prior year. The consolidated sales decrease in 2004 was mainly due to lower unit volume.

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

     Selling, general and administrative expenses decreased $984,000 to $26,279,000, or 15.3% of sales, in 2004, from $27,263,000, or 14.8%, in 2003.
The decrease in expense in 2004 was primarily due to lower sales commissions and performance-based compensation.

     Operating income decreased $1,888,000 to $13,135,000, or 7.6% of sales, in 2004, from $15,023,000, or 8.2% of sales, in 2003. Operating income for 2003 included a $3,650,000 non-recurring non-cash gain on the resolution of a claim in connection with the Company's earlier acquisition of a subsidiary.

     Interest expense was $788,000 as compared to $1,147,000 in 2003. The decrease in interest expense was primarily due to a reduction in bank indebtedness. Bank debt was reduced in 2004 by excess cash flow generated from operations.

     The effective income tax rate in 2004 was 37.9% as compared to 41.7% in 2003. The higher tax rate in 2003 was due to additional income tax expense of $515,000 for a change in tax basis of certain acquired assets.

     Net earnings decreased to $7,668,000 in 2004 as compared to $8,088,000 in 2003. Factors contributing to the earnings reduction are outlined in the above discussion.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

     Operating activities provided cash of $5,973,000 in 2005 compared to $7,193,000 in 2004 and $17,870,000 in 2003. Cash was used to increase inventories by $3,343,000 in 2005 and $2,798,000 in 2004, primarily for overseas purchases of furniture parts and finished furniture to accommodate the longer delivery times. For the year ended December 31, 2003, the Company decreased inventory levels and generated cash of $8,944,000.

Investing Activities

     Investing activities used cash for net capital expenditures of $1,505,000 in 2005 compared to $1,074,000 in 2004 and $652,000 in 2003. The Company expects to spend approximately $2,300,000 in 2006 on capital expenditures.

Financing Activities

     Financing activities used cash of $4,468,000 in 2005 as compared to $6,119,000 in 2004 and $17,218,000 in 2003. Cash was used to reduce bank indebtedness by $5,700,000 in 2005, $6,350,000 in 2004, and $16,000,000 in 2003.

     In addition, cash was used to acquire 65,987 shares of Company common stock for $864,000 in 2005 and 168,700 shares of common stock for $2,226,000 in 2003.
Included in these common stock repurchases were 164,187 shares purchased from the former President and Chief Executive Officer of the Company for $2,168,000. The purchase price was determined based on an average selling price of the Company's common stock prior to the transaction dates. The stock repurchase in 2005 is reflected on the financial statements net of related compensation expense of $110,000. At December 31, 2005, 702,965 shares were available for purchase under the Company's share repurchase program.

     The Company received cash of $1,986,000, $231,000, and $1,008,000 on the exercise of stock options in 2005, 2004, and 2003, respectively.

     On September 20, 2005, the Company replaced a secured multi-bank credit agreement with an unsecured revolving loan facility ("Facility") that allows the Company to borrow up to $35,000,000 based on a multiple of cash flow. The interest rate under the Facility is determined at the time of borrowing, at the Company's option, at either the bank's prime rate, or a rate based on the Federal Funds rate or the London Interbank Offered Rate (LIBOR). There were no borrowings outstanding at December 31, 2005. The Company had $1,745,000 of standby letters of credit outstanding at December 31, 2005 in connection with workers compensation programs. These letters of credit, which reduce credit availability under the Facility, expire on August 11, 2006 and are generally renewed annually.

     Management expects that cash flow from operations and availability under its Facility will continue to be sufficient to meet its future liquidity needs. The Company had approximately $29,247,000 of available credit under its Facility at the end of the year. The Facility matures in September 2008. Chromcraft Revington expects to generate excess cash flow in 2006 which will be used to pursue strategic acquisitions, or repurchase Company common stock, or for general corporate purposes.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations at December 31, 2005:

                                               Payments Due by Period
                                  -----------------------------------------------
                                           Less than    1 - 3   4 - 5   More than
(In thousands)                     Total     1 Year     Years   Years    5 Years
--------------                    ------   ---------   ------   -----   ---------
Operating leases                  $3,732     $1,205    $2,138    $389     $   --
Other long-term liabilities (a)    3,924         --     2,069     268      1,587
                                  ------     ------    ------    ----     ------
Total contractual cash
   obligations                    $7,656     $1,205    $4,207    $657     $1,587
                                  ======     ======    ======    ====     ======

(a)  Includes interest.

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

Inventories

     Inventories are valued at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) basis represent approximately 57% of total inventories at December 31, 2005. All remaining inventories are valued using the first-in, first-out (FIFO) basis. The Company evaluates its inventories for excess or slow moving items based on sales order activity and expected market changes. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

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

Property, Plant and Equipment

     The Company reviews long-lived assets for impairment whenever events or changes in facts and circumstances indicate the possibility that the carrying value may not be recoverable. Factors that may trigger an impairment evaluation include under-performance relative to historical or projected future operating results and significant negative industry or economic trends. If the forecast of undiscounted future cash flows is less than the carrying amount of the assets, an impairment charge would be recognized to reduce the carrying value of the assets to fair value.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 151, Inventory Costs ("Statement No. 151"). Statement No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement No. 151 requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for fiscal years beginning after June 15, 2005. The Company has determined that the adoption of Statement No. 151 did not have a material impact on the Company's financial condition or results of operations.

     In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments ("Statement No. 123(R)"). Statement No. 123(R) replaces FASB Statement No. 123 and supersedes Accounting Principles Board Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. Statement No. 123(R) also requires the recognition of compensation expense for the fair value of any unvested stock option awards existing at the date of adoption as the stock options vest. The Securities and Exchange Commission amended FASB's compliance dates for Statement No. 123(R) to allow a calendar year-end company to delay compliance with Statement No. 123(R) until the first quarter of 2006. The Company has determined that the adoption of Statement No. 123(R) did not have a material impact on the Company's financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

     Certain information and statements contained in this report, including, without limitation, in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be generally identified as such because they include future tense or dates, or are not historical or current facts, or include words such as "anticipates," "believes," "may," or "expects," or words of similar import. Forward-looking statements are not guarantees of performance or outcomes and are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected, or anticipated as of the date of this report.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Borrowings under Chromcraft Revington's bank agreement bear interest at a variable rate and, therefore, are subject to changes in interest rates. A one-percentage point fluctuation in market interest rates would have had less than a $25,000 impact on net earnings in 2005.

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

ITEM 9A. CONTROLS AND PROCEDURES

     Chromcraft Revington's principal executive officer and principal financial officer have concluded, based upon their evaluation, that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of the end of the period covered by this Form 10-K.

     There have been no significant changes in Chromcraft Revington's internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, Chromcraft Revington's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Code of Ethics

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

Audit Committee Financial Expert

     The Company's Board of Directors has determined that each member of its Audit Committee is an "audit committee financial expert", as defined under Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934. The members of the Company's Audit Committee are David L. Kolb, Theodore L. Mullett and John D. Swift, and each is independent under the requirements of the American Stock Exchange.

     In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of required disclosures under Item 10 is not set forth herein because Chromcraft Revington intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2005 fiscal year, which Proxy Statement will contain such information. The information required by Item 10, not presented above, is incorporated herein by reference to such Proxy Statement.

ITEMS 11. THROUGH 14.

     In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions), and Item 14 (Principal Accountant Fees and Services) is not set forth herein because Chromcraft Revington intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2005 fiscal year, which Proxy Statement will contain such information. The above information required by Items 11, 12, 13, and 14 is incorporated herein by reference to such Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  1. and 2. List of Financial Statements and Financial Statement Schedule:

     The following Consolidated Financial Statements of Chromcraft Revington are included in this report on Form 10-K:

                                                            Page Reference
                                                            --------------
Consolidated Statements of Earnings for the years ended
   December 31, 2005, 2004 and 2003                               F-1

Consolidated Balance Sheets at December 31, 2005 and 2004         F-2

Consolidated Statements of Cash Flows for the years ended
   December 31, 2005, 2004 and 2003                               F-3

Consolidated Statements of Stockholders' Equity for the
   years ended December 31, 2005, 2004 and 2003                   F-4

Notes to Consolidated Financial Statements                        F-6

Report of Independent Registered Public Accounting Firm           F-16

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

     (3.2) By-laws of the Registrant, as amended, filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on December 12, 2005, is incorporated herein by reference.

     (10.19) Term Loan and Security Agreement, dated March 15, 2002, by and between the Registrant and First Bankers Trust Services, Inc. (as successor trustee), not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust, filed as Exhibit 10.19 to Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2002, is incorporated herein by reference.

     (10.2) Amendment No. 2 to the Term Loan and Security Agreement, dated December 21, 2005, by and between the Registrant and First Bankers Trust Services, Inc. (as successor trustee), not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust (filed herewith).

     (10.21) Credit Agreement dated September 20, 2005, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 10.21 to Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2005, is incorporated herein by reference.

     (10.3) Chromcraft Revington Employee Stock Ownership Trust, effective January 1, 2002, by and between the Registrant and First Bankers Trust Services, Inc. (as successor trustee), filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

     (10.31) First Amendment to the Chromcraft Revington Employee Stock Ownership Trust, effective January 1, 2002, by and between the Registrant and First Bankers Trust Services, Inc. (as successor trustee), filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

     (10.32) Third Amendment to the Chromcraft Revington Employee Stock Ownership Trust, effective December 31, 2005, by and between the Registrant and First Bankers Trust Services, Inc. (filed herewith).

Executive Compensation Plans and Arrangements

     (10.4) Chromcraft Revington, Inc. 1992 Stock Option Plan, as amended and restated effective March 15, 2002, filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

     (10.45) Directors' Stock Option Plan of Chromcraft Revington, Inc., as amended (filed herewith).

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

     (10.91) Restricted Stock Award Agreement dated December 16, 2005, between the Registrant and Benjamin M. Anderson-Ray, filed as Exhibit
              10.91 to Form 8-K, as filed with the Securities and Exchange Commission on December 22, 2005, is incorporated herein by reference.

     (10.92) Employment Agreement dated June 22, 2005, between the Registrant and Benjamin M. Anderson-Ray, filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 28, 2005, is incorporated herein by reference.

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

     (21.1)   Subsidiaries of the Registrant (filed herewith).

     (23.1) Consent of Independent Registered Public Accounting Firm (filed herewith).

     (31.1) Certification of Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     (31.2) Certification of Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

                                            Chromcraft Revington, Inc.
                                            (Registrant)


Date: March 8, 2006                     By: /s/ Benjamin M. Anderson-Ray
      -------------                         ------------------------------------
                                            Benjamin M. Anderson-Ray,
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Chromcraft Revington, Inc. and in the capacities and on the date indicated.

              Signatures                            Title                    Date
-------------------------------------   ------------------------------  -------------


/s/ Benjamin M. Anderson-Ray            Chairman, Chief Executive       March 8, 2006
-------------------------------------   Officer and Director            -------------
Benjamin M. Anderson-Ray                (principal executive officer)


/s/ Frank T. Kane                       Vice President - Finance        March 8, 2006
-------------------------------------   (principal accounting and       -------------
Frank T. Kane                           financial officer)


/s/ Ronald H. Butler                    Director                        March 8, 2006
-------------------------------------                                   -------------
Ronald H. Butler


/s/ John R. Hesse                       Director                        March 8, 2006
-------------------------------------                                   -------------
John R. Hesse


/s/ David L. Kolb                       Director                        March 8, 2006
-------------------------------------                                   -------------
David L. Kolb


/s/ Larry P. Kunz                       Director                        March 8, 2006
-------------------------------------                                   -------------
Larry P. Kunz


/s/ Theodore L. Mullett                 Director                        March 8, 2006
-------------------------------------                                   -------------
Theodore L. Mullett


/s/ Craig R. Stokely                    Director                        March 8, 2006
-------------------------------------                                   -------------
Craig R. Stokely


/s/ John D. Swift                       Director                        March 8, 2006
-------------------------------------                                   -------------
John D. Swift

                       CONSOLIDATED STATEMENTS OF EARNINGS
                           Chromcraft Revington, Inc.
                      (In thousands, except per share data)

                                                   Year Ended December 31,
                                               ------------------------------
                                                 2005       2004       2003
                                               --------   --------   --------
Sales                                          $169,565   $172,393   $184,228
Cost of sales                                   131,924    132,979    145,592
                                               --------   --------   --------
Gross margin                                     37,641     39,414     38,636
Selling, general and administrative expenses     26,531     26,279     27,263
Other (income)                                       --         --     (3,650)
                                               --------   --------   --------
Operating income                                 11,110     13,135     15,023
Interest expense                                    753        788      1,147
                                               --------   --------   --------
Earnings before income tax expense               10,357     12,347     13,876
Income tax expense                                3,112      4,679      5,788
                                               --------   --------   --------
Net earnings                                   $  7,245   $  7,668   $  8,088
                                               ========   ========   ========
Earnings per share of common stock
   Basic                                       $   1.69   $   1.85   $   1.97
                                               ========   ========   ========
   Diluted                                     $   1.66   $   1.82   $   1.94
                                               ========   ========   ========
Shares used in computing earnings per share
   Basic                                          4,277      4,143      4,109
   Diluted                                        4,357      4,215      4,173

See accompanying notes to the consolidated financial statements

                           CONSOLIDATED BALANCE SHEETS
                           Chromcraft Revington, Inc.
                        (In thousands, except share data)

                                                               December 31,
                                                           -------------------
                                                             2005       2004
                                                           --------   --------
Assets

Accounts receivable, less allowance of $1,045
   in 2005 and $1,280 in 2004                              $ 18,735   $ 18,133
Inventories                                                  37,009     33,666
Other current assets                                          1,922      1,971
                                                           --------   --------
   Current assets                                            57,666     53,770

Property, plant and equipment, at cost, less
   accumulated depreciation                                  30,274     32,490
Other long-term assets                                        1,319        776
                                                           --------   --------
   Total assets                                            $ 89,259   $ 87,036
                                                           ========   ========
Liabilities and Stockholders' Equity

Accounts payable                                           $  5,448   $  5,093
Accrued liabilities                                           7,340      8,623
                                                           --------   --------
   Current liabilities                                       12,788     13,716

Bank debt                                                        --      5,700
Deferred compensation                                         2,486      3,500
Other long-term liabilities                                   1,323      1,211
                                                           --------   --------
   Total liabilities                                         16,597     24,127
                                                           --------   --------
Stockholders' equity

Preferred stock, $1.00 par value, 100,000 shares
   authorized, none issued or outstanding                        --         --
Common stock, $.01 par value, 20,000,000 shares
   authorized, 7,923,563 shares issued in 2005 and
   7,701,502 shares issued in 2004                               79         77
Capital in excess of par value                               17,983     15,121
Unearned ESOP shares                                        (17,385)   (18,062)
Unearned compensation - restricted stock grant                 (379)        --
Retained earnings                                            93,364     86,119
                                                           --------   --------
                                                             93,662     83,255
Less cost of common stock in treasury,
   1,776,287 shares in 2005 and 1,710,300 shares in 2004    (21,000)   (20,346)
                                                           --------   --------
   Total stockholders' equity                                72,662     62,909
                                                           --------   --------
   Total liabilities and stockholders' equity              $ 89,259   $ 87,036
                                                           ========   ========

See accompanying notes to the consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                                   Year Ended December 31,
                                                                ----------------------------
                                                                  2005      2004      2003
                                                                -------   -------   --------
Operating Activities
   Net earnings                                                 $ 7,245   $ 7,668   $  8,088
      Adjustments to reconcile net earnings to net cash
        provided by operating activities
         Depreciation expense                                     3,491     3,721      4,188
         Loss on disposal of property, plant and equipment          230        29          3
         Deferred income taxes                                     (103)     (989)     1,084
         Provision for doubtful accounts                            649       287        231
         Non-cash gain on the resolution of a claim                  --        --     (3,650)
         Non-cash ESOP compensation expense                         895       967        837
         Non-cash stock compensation expense                        294       198        198
         Changes in operating assets and liabilities
            Accounts receivable                                  (1,251)     (652)       543
            Inventories                                          (3,343)   (2,798)     8,944
            Other current assets                                   (591)     (290)        (1)
            Accounts payable                                        355       451     (1,000)
            Accrued liabilities                                  (1,295)   (1,689)    (1,830)
            Other                                                  (603)      290        235
                                                                -------   -------   --------
      Cash provided by operating activities                       5,973     7,193     17,870
                                                                -------   -------   --------
Investing Activities
   Capital expenditures                                          (1,521)   (1,086)      (674)
   Proceeds on disposal of property, plant and equipment             16        12         22
                                                                -------   -------   --------
      Cash used in investing activities                          (1,505)   (1,074)      (652)
                                                                -------   -------   --------
Financing Activities

   Net repayment under a secured bank revolving credit line      (1,450)   (1,350)    (4,000)
   Principal payments on bank term loan                          (4,250)   (5,000)   (12,000)
   Stock repurchases                                                 --        --       (922)
   Stock repurchase from related party                             (754)       --     (1,304)
   Exercise of stock options, net of tax benefit                  1,986       231      1,008
                                                                -------   -------   --------
      Cash used in financing activities                          (4,468)   (6,119)   (17,218)
                                                                -------   -------   --------
Change in cash                                                       --        --         --
Cash at beginning of the year                                        --        --         --
                                                                -------   -------   --------
Cash at end of the year                                         $    --   $    --   $     --
                                                                =======   =======   ========

See accompanying notes to the consolidated financial statements

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           Chromcraft Revington, Inc.
                        (In thousands, except share data)

                                           Common Stock      Capital in
                                        ------------------    Excess of
                                          Shares    Amount    Par Value
                                        ---------   ------   ----------
Balance at January 1, 2003              7,572,390     $76     $12,920

Purchase of treasury stock                     --      --          --
Exercise of stock options                 103,800       1       1,130
ESOP compensation expense                      --      --         166
Stock option compensation expense              --      --         198
Net earnings                                   --      --          --
                                        ---------     ---     -------
Balance at December 31, 2003            7,676,190      77      14,414

Exercise of stock options                  25,312      --         278
ESOP compensation expense                      --      --         231
Stock option compensation expense              --      --         198
Net earnings                                   --      --          --
                                        ---------     ---     -------
Balance at December 31, 2004            7,701,502      77      15,121

Purchase of treasury stock                     --      --        (100)
Exercise of stock options                 180,061       2       2,071
ESOP compensation expense                      --      --         218
Issuance of restricted stock award         42,000      --         568
Amortization of unearned compensation
- restricted stock grant                       --      --          --
Stock option compensation expense              --      --         105
Net earnings                                   --      --          --
                                        ---------     ---     -------
Balance at December 31, 2005            7,923,563     $79     $17,983
                                        =========     ===     =======

See accompanying notes to the consolidated financial statements

               Unearned
Unearned    Compensation -                   Treasury Stock          Total
  ESOP     Restricted Stock   Retained   ---------------------   Stockholders'
 Shares          Grant        Earnings     Shares      Amount        Equity
--------   ----------------   --------   ----------   --------   -------------
$(19,469)        $  --         $70,363   (1,541,600)  $(18,120)     $45,770

      --            --              --     (168,700)    (2,226)      (2,226)
      --            --              --           --         --        1,131
     671            --              --           --         --          837
      --            --              --           --         --          198
      --            --           8,088           --         --        8,088
--------         -----         -------   ----------   --------      -------
 (18,798)           --          78,451   (1,710,300)   (20,346)      53,798

      --            --              --           --         --          278
     736            --              --           --         --          967
      --            --              --           --         --          198
      --            --           7,668           --         --        7,668
--------         -----         -------   ----------   --------      -------
 (18,062)           --          86,119   (1,710,300)   (20,346)      62,909

      --            --              --      (65,987)      (654)        (754)
      --            --              --           --         --        2,073
     677            --              --           --         --          895
      --          (568)             --           --         --           --

      --           189              --           --         --          189
      --            --              --           --         --          105
      --            --           7,245           --         --        7,245
--------         -----         -------   ----------   --------      -------
$(17,385)        $(379)        $93,364   (1,776,287)  $(21,000)     $72,662
========         =====         =======   ==========   ========      =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           Chromcraft Revington, Inc.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Chromcraft Revington, Inc. and its wholly-owned subsidiaries (together, the Company). All significant intercompany accounts and transactions have been eliminated.

     Chromcraft Revington manufactures and sells residential and commercial furniture. Products are sold primarily through furniture dealers throughout the United States and Canada. Chromcraft Revington has several operating segments which are aggregated into one reportable segment in accordance with Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.

Revenue Recognition

     Revenue from sales is recognized when the goods are shipped and risk and rewards of ownership transfer to the customer.

Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

     Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company provides for an allowance for doubtful accounts based on expected collectibility of trade receivables. The allowance for doubtful accounts is determined based on the Company's analysis of customer credit-worthiness, historical loss experience and general economic conditions and trends. The Company reviews past due balances and its allowance for doubtful accounts periodically. Any accounts receivable balances that are determined to be uncollectible are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have been exhausted, the receivable is written off against the allowance. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories

     All inventories (materials, labor and overhead) are valued at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) basis represent approximately 57% and 55% of total inventories at December 31, 2005 and 2004, respectively. Remaining inventories are valued using the first-in, first-out (FIFO) basis.

Property, Plant and Equipment

     Property, plant and equipment is stated on the basis of cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for tax purposes. The following estimated useful lives are used for financial reporting purposes: buildings and improvements: 15 to 45 years, machinery and equipment: 3 to 12 years, and leasehold improvements: 5 to 10 years.

Impairment of Long-lived Assets

     When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets will be evaluated for impairment. If the forecast of undiscounted future cash flows is less than the carrying amount of the assets, an impairment charge would be recognized to reduce the carrying value of the assets to fair value.

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

Earnings per Share

     Basic earnings per share is calculated based on the average number of common shares outstanding. Diluted earnings per share include potentially dilutive common shares.

Financial Instruments

     The carrying amounts reported in the balance sheets for accounts receivable, accounts payable, deferred compensation and bank debt approximate their fair values. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of entities comprising Chromcraft Revington's customer base and no single customer accounting for more than 10% of trade accounts receivable.

Stock Options

     The Company has two stock-based compensation plans, which are described more fully in Note 12. "Stock Options". The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and discloses the fair value of options granted as permitted by Statement of Financial Accounting Standards No. 123, as amended, Accounting for Stock-Based Compensation ("Statement No. 123"). The estimated per share weighted average fair value of stock options granted during 2005, 2004 and 2003 was $5.12, $5.34 and $4.77, respectively, on the date of grant. The fair value of stock options on the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                 2005         2004        2003
                                                 ----         ----        ----
Expected life (years)                             6            6           6
Interest rate                                     4.2%         3.8%        3.5%
Volatility                                       32.2%        32.5%       34.0%

     The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation for the years ended December 31, 2005, 2004 and 2003.

                                                          (In thousands, except
                                                             per share data)
                                                        ------------------------
                                                         2005     2004     2003
                                                        ------   ------   ------
Net earnings                                            $7,245   $7,668   $8,088
Add: Stock-based employee compensation
   expense included in reported net earnings,
   net of related tax effects                              186      122      122

Deduct: Total stock-based employee
   compensation expense determined
   under fair value method for all awards,
   net of related tax effects                             (523)    (537)    (726)
                                                        ------   ------   ------
Pro forma net earnings                                  $6,908   $7,253   $7,484
                                                        ======   ======   ======
Earnings per share
   Basic - as reported                                  $ 1.69   $ 1.85   $ 1.97
   Basic - pro forma                                    $ 1.62   $ 1.75   $ 1.82

   Diluted - as reported                                $ 1.66   $ 1.82   $ 1.94
   Diluted - pro forma                                  $ 1.59   $ 1.73   $ 1.81

Use of Estimates

     The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2. INVENTORIES

Inventories at December 31, 2005 and 2004 consisted of the following:

                                                              (In thousands)
                                                         ----------------------
                                                           2005           2004
                                                         -------        -------
Raw materials                                            $11,754        $10,980
Work-in-process                                            5,619          6,374
Finished goods                                            22,627         18,851
                                                         -------        -------
                                                          40,000         36,205
LIFO reserve                                              (2,991)        (2,539)
                                                         -------        -------
                                                         $37,009        $33,666
                                                         =======        =======

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2005 and 2004 consisted of the following:

                                                             (In thousands)
                                                         ----------------------
                                                           2005          2004
                                                         --------      --------
Land                                                     $  2,231      $  2,231
Buildings and improvements                                 34,740        34,685
Machinery and equipment                                    52,339        51,791
Leasehold improvements                                      1,017           809
Construction in progress                                      267           252
                                                         --------      --------
                                                           90,594        89,768
Less accumulated depreciation and amortization            (60,320)      (57,278)
                                                         --------      --------
                                                         $ 30,274      $ 32,490
                                                         ========      ========

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities at December 31, 2005 and 2004 consisted of the following:

                                                                (In thousands)
                                                               ---------------
                                                                2005     2004
                                                               ------   ------
Employee related benefits                                      $1,730   $2,703
Deferred compensation                                           1,055      166
Commissions                                                       778      804
Compensation related                                              644      817
Property taxes                                                    585      868
Other accrued liabilities                                       2,548    3,265
                                                               ------   ------
                                                               $7,340   $8,623
                                                               ======   ======

NOTE 5. BANK DEBT

     On September 20, 2005, the Company entered into an unsecured revolving loan facility ("Facility") with a bank that allows the Company to borrow up to $35,000,000. The Facility replaced a secured multi-bank credit agreement. The interest rate under the Facility is determined at the time of borrowing, at the Company's option, at either the bank's prime rate, or a rate based on the Federal Funds rate or the London Interbank Offered Rate (LIBOR). A commitment fee, of up to .25% per annum, is payable on the unused portion of the credit line. No borrowings were outstanding under the Facility at December 31, 2005. The Company had $1,745,000 of standby letters of credit outstanding at December 31, 2005 in connection with workers compensation programs. These letters of credit, which reduce credit availability under the Facility, expire on August 11, 2006 and are generally renewed annually.

     The Facility requires compliance with certain financial loan covenants related to net worth, interest coverage and debt leverage. At December 31, 2005, the Company had approximately $29,247,000 in unused availability under the Facility. Availability under the Facility is determined based on a multiple of cash flow. The Facility expires September 20, 2008.

Long-term bank debt at December 31, 2004 consisted of the following:

                                                                    (in thousands)
                                                                    --------------
Term loan - interest rate of 3.4% at December 31, 2004                  $4,250
Revolving credit line - interest rate of 3.4% at December 31,2004        1,450
                                                                        ------
                                                                        $5,700
                                                                        ======

NOTE 6. INCOME TAXES

Components of the provision for income taxes in the Consolidated Statements of Earnings for the years ended December 31, 2005, 2004 and 2003 were as follows:

                                                        (In thousands)
                                              ----------------------------------
                                               2005          2004          2003
                                              ------        ------        ------
Current:
   Federal                                    $2,552        $4,869        $3,904
   State                                         663           799           800
                                              ------        ------        ------
                                               3,215         5,668         4,704
                                              ------        ------        ------
Deferred:
   Federal                                      (133)         (902)          986
   State                                          30           (87)           98
                                              ------        ------        ------
                                                (103)         (989)        1,084
                                              ------        ------        ------
Provision for income taxes                    $3,112        $4,679        $5,788
                                              ======        ======        ======

     A reconciliation of the provision for income taxes included in the Consolidated Statements of Earnings and the amount computed by applying the U.S. Federal income tax rate for the years ended December 31, 2005, 2004 and 2003 is summarized below:

                                                         2005      2004     2003
                                                         ----      ----     ----
Tax expense, at U.S. statutory rate                      34.0%     34.0%    34.0%
State taxes, net of federal benefit                       4.4       3.8      4.3
Employee stock ownership plan expense                     0.7       0.6      0.4
Resolution of tax contingency, net                       (6.9)       --       --
Qualified production activities deduction                (0.8)       --       --
Change in the tax basis of certain acquired assets         --        --      3.7
Other, net                                               (1.4)     (0.5)    (0.7)
                                                         ----      ----     ----
Provision for income taxes                               30.0%     37.9%    41.7%
                                                         ====      ====     ====

     For the year ended December 31, 2005, the Company recorded a non-recurring income tax benefit of $710,000 primarily due to the favorable resolution of a tax contingency.

     The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (liabilities) at December 31, 2005 and 2004 are summarized below:

                                                             (In thousands)
                                                         ----------------------
                                                           2005           2004
                                                         -------        -------
Deferred tax assets attributable to:
   Accounts receivable                                   $   401        $   491
   Employee benefit plans                                    931            907
   ESOP compensation expense                                 519            387
   Deferred compensation                                   2,734          1,860
   Goodwill                                                  854          1,004
   Net operating loss carryforwards                        1,208          1,490
   Other liabilities                                         985          1,258
                                                         -------        -------
   Total gross deferred tax assets                         7,632          7,397
                                                         -------        -------
Deferred tax liabilities attributable to:
   Inventories                                            (2,061)        (1,415)
   Property, plant and equipment                          (4,874)        (5,359)
   Other                                                    (205)          (234)
                                                         -------        -------
   Total gross deferred tax liabilities                   (7,140)        (7,008)
                                                         -------        -------
Net deferred tax asset                                   $   492        $   389
                                                         =======        =======

     Balance sheet classifications of deferred taxes at December 31, 2005 and 2004 were as follows:

                                                               (In thousands)
                                                             ------------------
                                                             2005          2004
                                                             ----         -----
Deferred tax asset (liability), current                      $(12)        $ 640
Deferred tax asset (liability), noncurrent                    504          (251)
                                                             ----         -----
Net deferred tax asset                                       $492         $ 389
                                                             ====         =====

     Tax benefits relating to share-based plans of $87,000, $47,000 and $123,000 in 2005, 2004 and 2003, respectively have been credited to Capital in Excess of Par Value in the accompanying Consolidated Statements of Stockholders' Equity.

     The Company has federal and state net operating loss carryforwards ("NOLs") available of $1,939,000 and $9,923,000, respectively, at December 31, 2005 with expiration dates through 2010 and 2024, respectively. The use of the state NOLs is primarily limited to the future taxable earnings of one of the Company's subsidiaries. Based upon the level of historical taxable income and projections for future income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize these tax benefits.

NOTE 7. EARNINGS PER SHARE OF COMMON STOCK

     Weighted average shares used in the calculation of diluted earnings per share included potentially dilutive common shares of approximately 80,000, 72,000 and 64,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

     Certain options to purchase shares of common stock were outstanding during 2005, 2004 and 2003, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods and, therefore, their effect would be antidilutive. Options excluded from the computation of diluted earnings per share and their weighted average exercise prices were 163,961 shares at $15.14 at December 31, 2005, 198,603 shares at $15.75 at
December 31, 2004 and 223,060 shares at $15.26 at December 31, 2003.

NOTE 8. OTHER LONG-TERM LIABILITIES

     Other long-term liabilities include $597,000 and $650,000 at December 31, 2005 and 2004, respectively for environmental remediation costs for land that was acquired as part of a previous acquisition by the Company. The amount of this liability is based upon information provided to the Company by an environmental consultant and other available information. The amount of actual costs incurred could differ materially from this estimate.

NOTE 9. STOCKHOLDERS' EQUITY

     In 2005, the Company awarded 42,000 shares of restricted common stock to its Chairman and Chief Executive Officer. The award provided that 14,000 shares will vest based on continued employment on December 31, 2005, 2006, and 2007. The fair value of the award on the grant date was $568,000.

     The Company acquired Chromcraft Revington common stock from the former Chairman, President and Chief Executive Officer of the Company of 65,987 shares in 2005 for $754,000, and 98,200 shares in 2003 for $1,304,000. The purchase price on these transactions was determined based on the average selling price of the Company's common stock for the periods prior to the transactions.

NOTE 10. EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

     Chromcraft Revington sponsors a leveraged employee stock ownership plan that covers substantially all employees who have completed six months of service. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust's repayment of its loan to the Company. Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP Stock Transaction. The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum. The shares of common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company's loan to the ESOP Trust. As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of debt service paid in the year. Chromcraft Revington accounts for its ESOP in accordance with AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, unearned ESOP shares are reported as a reduction of stockholders' equity as reflected in the Consolidated Statements of Stockholders' Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense, a non-cash charge, was $895,000 in 2005, $967,000 in 2004 and $837,000 in 2003.
ESOP shares
at December 31, 2005 and 2004 consisted of the following:

                                                              (In thousands)
                                                            -----------------
                                                              2005      2004
                                                            -------   -------
Allocated shares                                                244       184
Unearned ESOP shares                                          1,739     1,806
                                                            -------   -------
Total ESOP shares                                             1,983     1,990
                                                            =======   =======
Unearned ESOP shares, at cost                               $17,385   $18,062
                                                            =======   =======
Fair value of unearned ESOP shares                          $22,775   $22,216
                                                            =======   =======

     At December 31, 2005, the ESOP Trust owned approximately 32.3% of the issued and outstanding shares of Chromcraft Revington's common stock.

NOTE 11. OTHER BENEFIT PLANS

     Chromcraft Revington sponsors a tax-qualified defined contribution plan under Internal Revenue Code Section 401(k). Company matching contributions to the plan were $38,000 in 2005, $12,000 in 2004 and $11,000 in 2003. Company
matching contributions for most employees were made to the ESOP.

     Chromcraft Revington also provides supplemental retirement benefits to key employees and executive officers of Chromcraft Revington. Expenses under these arrangements were $91,000 in 2005, $1,091,000 in 2004 and $702,000 in 2003.

NOTE 12. STOCK OPTIONS

     Chromcraft Revington's 1992 Stock Option Plan, as amended ("1992 Plan"), provides for the granting of either incentive stock options ("ISO's") or stock options which do not qualify as incentive stock options ("non-ISO's"). The total number of shares of common stock which may be issued under stock options granted pursuant to the 1992 Plan is 1,800,000 shares. ISO's granted under the 1992 Plan vest over no greater than a 10-year period, and are granted at exercise prices no less than the fair market value of Chromcraft Revington's common shares as of the date of grant. The compensation committee of the Board of Directors determines the vesting period and exercise prices of non-ISO's. At December 31, 2005 and 2004, there were 265,543 and 222,924 shares, respectively, available for future grants.

     Chromcraft Revington's Directors' Stock Option Plan ("Directors' Plan") was adopted effective January 1, 2002, and provides for the granting of non-ISO's to members of the Board of Directors of the Company who are not employees. Under the Directors' Plan, eligible directors of the Company receive an option to purchase 2,500 shares of common stock on the day following their re-election to the Board at each annual meeting of stockholders. Any new director who is elected or appointed for the first time to the Board of Directors receives an option to purchase 10,000 shares of common stock. In 2005, the total number of shares of common stock which may be issued under stock options granted pursuant to the Directors' Plan was increased to 150,000 shares. Non-ISO's granted under the Plan are 100% vested on the date of the grant and are granted at exercise prices equal to the fair market value of Chromcraft Revington's common shares as of the date of grant. The options are exercisable for a period of ten years. At December 31, 2005 and 2004, there were 60,000 and 20,000 shares, respectively, available for future grants.

     A summary of Chromcraft Revington's stock option activity and related information for the three years ended December 31, 2005 follows:

                                                                      Weighted
                                                                       Average
                                                            Number    Exercise
                                                          of Shares     Price
                                                          ---------   --------
2003
   Granted                                                   94,103    $12.08
   Exercised                                               (103,800)   $ 9.71
   Outstanding at end of year                               908,865    $11.88
   Exercisable                                              618,198    $12.50
2004
   Granted                                                   59,703    $13.75
   Exercised                                                (25,312)   $ 9.08
   Canceled                                                (108,000)   $11.82
   Outstanding at end of year                               835,256    $12.11
   Exercisable                                              654,922    $12.57
2005
   Granted                                                   66,383    $12.94
   Exercised                                               (180,061)   $11.07
   Canceled                                                 (78,308)   $15.59
   Outstanding at end of year                               643,270    $12.07
   Exercisable                                              533,270    $12.23

     Stock options outstanding have exercise prices ranging from $8.09 to $19.78. Significant option groups outstanding at December 31, 2005 and related weighted average price and remaining life information follow:

                     Options Outstanding    Options Exercisable
                    --------------------   --------------------
Range of Exercise     Number    Exercise     Number    Exercise     Remaining
      Prices        of Shares     Price    of Shares     Price    Life (Years)
-----------------   ---------   --------   ---------   --------   ------------
$8.09 to $11.05      338,823     $10.46     258,823     $10.45         6.2
$12.20 to $14.83     250,689     $13.00     220,689     $12.95         7.4
$16.00 to $19.78      53,758     $17.83      53,758     $17.83         2.7
                     -------     ------     -------     ------         ---
                     643,270     $12.07     533,270     $12.23         6.4

NOTE 13. OTHER INCOME

     Other income for the year ended December 31, 2003 includes a $3,650,000 non-cash gain on the resolution of a claim in connection with the Company's earlier acquisition of a subsidiary.

NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION

     Interest paid during the years ended December 31, 2005, 2004 and 2003 was $779,000, $798,000 and $1,152,000, respectively. Income taxes paid during the years ended December 31, 2005, 2004 and 2003 were $4,336,000, $5,155,000 and
$4,511,000, respectively.

NOTE 15. RENTAL COMMITMENTS

     Chromcraft Revington leases certain showroom facilities and transportation equipment under non-cancelable operating leases. The future minimum lease payments under non-cancelable leases for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 are $1,205,000, $1,114,000, $1,024,000, $241,000 and
$148,000 respectively. It is expected that, in the normal course of business, leases that expire will be renewed or replaced.

     Rental expense was $1,509,000, $1,335,000, and $1,563,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 16. RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 151, Inventory Costs ("Statement No. 151"). Statement No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement No. 151 requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for fiscal years beginning after June 15, 2005. The Company has determined that the adoption of Statement No. 151 does not have a material impact on the Company's financial condition or results of operations.

     In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments ("Statement No. 123(R)"). Statement No. 123(R) replaces FASB Statement No. 123 and supersedes Accounting Principles Board Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. Statement No. 123(R) also requires the recognition of compensation expense for the fair value of any unvested stock option awards existing at the date of adoption as the stock options vest. The Securities and Exchange Commission amended FASB's compliance dates for Statement No. 123(R) to allow a calendar year-end company to delay compliance with Statement No. 123(R) until the first quarter of 2006. The Company has determined that the adoption of Statement No. 123(R) does not have a material impact on the Company's financial condition or results of operations.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chromcraft Revington, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Indianapolis, Indiana
March 8, 2006

                   QUARTERLY FINANCIAL INFORMATION (unaudited)
                           Chromcraft Revington, Inc.

                                  (In thousands, except per share data)
                           --------------------------------------------------
                            First     Second    Third     Fourth       Total
                           Quarter   Quarter   Quarter   Quarter       Year
                           -------   -------   -------   -------     --------
2005
   Sales                   $44,659   $43,401   $40,836   $40,669     $169,565
   Gross margin             10,559    10,232     8,949     7,901       37,641
   Operating income          3,730     3,480     2,229     1,671       11,110
   Net earnings              2,256     2,093     1,191     1,705(a)     7,245(a)

   Earnings per share of
      common stock
         Basic                 .54       .49       .28       .39         1.69
         Diluted               .53       .48       .27       .38         1.66

2004
   Sales                   $46,467   $42,638   $41,658   $41,630     $172,393
   Gross margin             10,708     9,873     9,297     9,536       39,414
   Operating income          2,621     3,499     3,416     3,599       13,135
   Net earnings              1,493     2,039     1,979     2,157        7,668

   Earnings per share of
      common stock
         Basic                 .36       .49       .48       .52         1.85
         Diluted               .36       .48       .47       .51         1.82

(a) Includes a non-recurring income tax benefit of $710,000 primarily due to the favorable resolution of a tax contingency.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                                       Additions
                                                                -----------------------
                                               Balance at       Charged to      Charged                       Balance
                                              Beginning of       Costs and     to Other                      at End of
Classification                                   Period          Expenses      Accounts      Deductions        Period
--------------                                ------------      ----------     --------      ----------      ---------
Year ended December 31, 2005
   Allowance for doubtful
   accounts                                      $1,280            $649           $--         $(884)(a)        $1,045

Year ended December 31, 2004
   Allowance for doubtful
   accounts                                      $1,356            $287           $--         $(363)(a)        $1,280

Year ended December 31, 2003
   Allowance for doubtful
   accounts                                      $1,373            $231           $--         $(248)(a)        $1,356

(a) Represents charge-offs, net of recoveries, to the allowance for doubtful accounts and other items.

                                  EXHIBIT INDEX

     (3.1) Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

     (3.2) By-laws of the Registrant, as amended, filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on December 12, 2005, is incorporated herein by reference.

     (10.19) Term Loan and Security Agreement, dated March 15, 2002, by and between the Registrant and First Bankers Trust Services, Inc. (as successor trustee), not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust, filed as Exhibit 10.19 to Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2002, is incorporated herein by reference.

     (10.2) Amendment No. 2 to the Term Loan and Security Agreement, dated December 21, 2005, by and between the Registrant and First Bankers Trust Services, Inc. (as successor trustee), not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust (filed herewith).

     (10.21) Credit Agreement dated September 20, 2005, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 10.21 to Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2005, is incorporated herein by reference.

     (10.3) Chromcraft Revington Employee Stock Ownership Trust, effective January 1, 2002, by and between the Registrant and First Bankers Trust Services, Inc. (as successor trustee), filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

     (10.31) First Amendment to the Chromcraft Revington Employee Stock Ownership Trust, effective January 1, 2002, by and between the Registrant and First Bankers Trust Services, Inc. (as successor trustee), filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

     (10.32) Third Amendment to the Chromcraft Revington Employee Stock Ownership Trust, effective December 31, 2005, by and between the Registrant and First Bankers Trust Services, Inc. (filed herewith).

Executive Compensation Plans and Arrangements

     (10.4) Chromcraft Revington, Inc. 1992 Stock Option Plan, as amended and restated effective March 15, 2002, filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

     (10.45) Directors' Stock Option Plan of Chromcraft Revington, Inc., as amended (filed herewith).

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

     (10.91) Restricted Stock Award Agreement dated December 16, 2005, between the Registrant and Benjamin M. Anderson-Ray, filed as Exhibit
              10.91 to Form 8-K, as filed with the Securities and Exchange Commission on December 22, 2005, is incorporated herein by reference.

     (10.92) Employment Agreement dated June 22, 2005, between the Registrant and Benjamin M. Anderson-Ray, filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 28, 2005, is incorporated herein by reference.

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

     (21.1)   Subsidiaries of the Registrant (filed herewith).

     (23.1) Consent of Independent Registered Public Accounting Firm (filed herewith).

     (31.1) Certification of Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     (31.2) Certification of Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     (32.1) Certifications of Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).