Form 10-Q
period 2006-04-01
CHROMCRAFT REVINGTON INC
filed 2006-05-08
CIK 884130

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2006

                                       or

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

        Common Stock, $.01 par value - 6,147,276 shares as of May 1, 2006

================================================================================

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I. Financial Information
   Item 1. Financial Statements (unaudited)
              Condensed Consolidated Statements of Earnings - Three
              Months Ended April 1, 2006 and April 2, 2005.............      3
              Condensed Consolidated Balance Sheets - April 1, 2006,
              April 2, 2005 and December 31, 2005......................      4
              Condensed Consolidated Statement of Stockholders'
              Equity - Three Months Ended April 1, 2006................      5
              Condensed Consolidated Statements of Cash Flows - Three
              Months Ended April 1, 2006 and April 2, 2005.............      7
              Notes to Condensed Consolidated Financial Statements.....      8
   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................     13
   Item 3. Quantitative and Qualitative Disclosures About Market Risk..     16
   Item 4. Controls and Procedures.....................................     16
PART II. Other Information
   Item 2. Unregistered Sales of Equity Securities and Use of
           Proceeds....................................................     16
   Item 6. Exhibits....................................................     17
SIGNATURES.............................................................     17

                                     PART I.

Item 1. Financial Statements

            Condensed Consolidated Statements of Earnings (unaudited)
                           Chromcraft Revington, Inc.
                      (In thousands, except per share data)

                                                Three Months Ended
                                               -------------------
                                               April 1,   April 2,
                                                 2006       2005
                                               --------   --------
Sales                                           $45,921    $44,659
Cost of sales                                    36,909     34,100
                                                -------    -------
Gross margin                                      9,012     10,559
Selling, general and administrative expenses      7,126      6,829
                                                -------    -------
Operating income                                  1,886      3,730
Interest expense                                     77        154
                                                -------    -------
Earnings before income tax expense                1,809      3,576
Income tax expense                                  680      1,320
                                                -------    -------
Net earnings                                    $ 1,129    $ 2,256
                                                =======    =======
Earnings per share of common stock
   Basic                                        $   .26    $   .54
   Diluted                                      $   .25    $   .53
Shares used in computing earnings per share
   Basic                                          4,389      4,209
   Diluted                                        4,453      4,273

See accompanying notes to condensed consolidated financial statements.

                Condensed Consolidated Balance Sheets (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                April 1,   April 2,   Dec. 31,
                                                  2006       2005       2005
                                                --------   --------   --------
   Assets
Cash and cash equivalents                        $ 3,137    $   156    $    --
Accounts receivable                               20,176     20,472     18,735
Inventories                                       35,956     34,362     37,009
Other current assets                               1,321      2,031      1,922
                                                 -------    -------    -------
   Current assets                                 60,590     57,021     57,666
Property, plant and equipment, net                29,675     31,849     30,274
Other long-term assets                             1,413        811      1,319
                                                 -------    -------    -------
   Total assets                                  $91,678    $89,681    $89,259
                                                 =======    =======    =======
   Liabilities and Stockholders' Equity
Accounts payable                                 $ 4,798    $ 4,687    $ 5,448
Accrued liabilities                                8,988      9,586      7,340
                                                 -------    -------    -------
   Current liabilities                            13,786     14,273     12,788
Bank debt                                             --      4,800         --
Deferred compensation                              2,491      3,393      2,486
Other long-term liabilities                        1,263      1,685      1,323
                                                 -------    -------    -------
   Total liabilities                              17,540     24,151     16,597
Stockholders' equity                              74,138     65,530     72,662
                                                 -------    -------    -------
   Total liabilities and stockholders' equity    $91,678    $89,681    $89,259
                                                 =======    =======    =======

See accompanying notes to condensed consolidated financial statements.

      Condensed Consolidated Statement of Stockholders' Equity (unaudited)
                           Chromcraft Revington, Inc.
                        (In thousands, except share data)



                                             Common Stock      Capital in
                                          ------------------    Excess of
                                            Shares    Amount    Par Value
                                          ---------   ------   ----------
Balance at January 1, 2006                7,923,563     $79      $17,604
Net earnings                                     --      --           --
ESOP compensation expense                        --      --           54
Amortization of unearned compensation -
   restricted stock grant                        --      --           48
Stock option compensation expense                --      --           76
                                          ---------     ---      -------
                                          7,923,563     $79      $17,782
                                          =========     ===      =======

See accompanying notes to condensed consolidated financial statements.



 Unearned                  Treasury Stock          Total
   ESOP     Retained   ---------------------   Stockholders'
  Shares    Earnings     Shares      Amount        Equity
---------   --------   ----------   --------   -------------
 $(17,385)   $93,364   (1,776,287)  $(21,000)     $72,662
       --      1,129           --         --        1,129
      169         --           --         --          223

       --         --           --         --           48
       --         --           --         --           76
 --------    -------   ----------   --------      -------
 $(17,216)   $94,493   (1,776,287)  $(21,000)     $74,138
 ========    =======   ==========   ========      =======

           Condensed Consolidated Statements of Cash Flows (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                              Three Months Ended
                                                             -------------------
                                                             April 1,   April 2,
                                                               2006       2005
                                                             --------   --------
Operating Activities
   Net earnings                                              $ 1,129    $ 2,256
      Adjustments to reconcile net earnings to net cash
        provided by operating activities
          Depreciation expense                                   833        888
          Loss on disposal of property, plant and equipment       12         --
          Deferred income taxes                                  (94)        (8)
          Provision for doubtful accounts                         28         80
          Non-cash ESOP compensation expense                     223        221
          Non-cash stock compensation expense                    124         45
          Changes in operating assets and liabilities
            Accounts receivable                               (1,469)    (2,419)
            Inventories                                        1,053       (696)
            Other current assets                                 601        (99)
            Accounts payable and accrued liabilities             998        557
            Other long-term assets and liabilities               (55)       398
                                                             -------    -------
   Cash provided by operating activities                       3,383      1,223
                                                             -------    -------
Investing Activities
   Capital expenditures, net                                    (246)      (247)
                                                             -------    -------
   Cash used in investing activities                            (246)      (247)
                                                             -------    -------
Financing Activities
   Net borrowings under a bank revolving credit line              --      3,350
   Principal payments on a bank term loan                         --     (4,250)
   Stock repurchase from related party                            --       (754)
   Exercise of stock options, net of tax benefit                  --        834
                                                             -------    -------
   Cash used in financing activities                              --       (820)
                                                             -------    -------
Change in cash and cash equivalents                            3,137        156
Cash and cash equivalents at beginning of the period              --         --
                                                             -------    -------
Cash and cash equivalents at end of the period               $ 3,137    $   156
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Chromcraft Revington's annual report on Form 10-K for the year ended December 31, 2005.

Note 2. Inventories

Inventories consisted of the following:

                                                          (In thousands)
                                                  ------------------------------
                                                  April 1,   April 2,   Dec. 31,
                                                    2006       2005       2005
                                                  --------   --------   --------
Raw materials                                     $11,308    $10,729    $11,754
Work-in-process                                     6,060      6,410      5,619
Finished goods                                     21,700     19,889     22,627
                                                  -------    -------    -------
                                                   39,068     37,028     40,000
Lifo reserve                                       (3,112)    (2,666)    (2,991)
                                                  -------    -------    -------
                                                  $35,956    $34,362    $37,009
                                                  =======    =======    =======

Note 3. Accrued Liabilities

Accrued liabilities consisted of the following:

                                                           (In thousands)
                                                  ------------------------------
                                                  April 1,   April 2,   Dec. 31,
                                                    2006       2005       2005
                                                  --------   --------   --------
Employee related benefits                          $2,712     $2,416     $1,730
Deferred compensation                               1,043        245      1,055
Commissions                                           858        881        778
Payroll taxes                                         677        716        241
Compensation related                                  596        853        644
Income taxes payable                                  129      1,107         --
Other                                               2,973      3,368      2,892
                                                   ------     ------     ------
                                                   $8,988     $9,586     $7,340
                                                   ======     ======     ======

Note 4. Employee Stock Ownership Plan

Chromcraft Revington sponsors a leveraged employee stock ownership plan ("ESOP") that covers substantially all employees who have completed six months of service. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust's repayment of its loan to the Company. As the ESOP loan is repaid, shares are released and allocated to ESOP accounts of active employees based on the proportion of debt service paid in the year. Chromcraft Revington accounts for its ESOP in accordance with AICPA Statement of Position 93-6, Accounting for Employee Stock Ownership Plans. Accordingly, unearned ESOP shares are reported as a reduction of stockholders' equity as reflected in the Condensed Consolidated Statement of Stockholders' Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense, a non-cash charge, for the three months ended April 1, 2006 and April 2, 2005 was $223,000 and $221,000, respectively. ESOP shares consisted of the following:

                                                          (In thousands)
                                                  ------------------------------
                                                  April 1,   April 2,   Dec. 31,
                                                    2006       2005       2005
                                                  --------   --------   --------
Allocated shares                                       244        184        244
Committed to be released shares                         17         17         --
Unearned ESOP shares                                 1,722      1,789      1,739
                                                   -------    -------    -------
Total ESOP shares                                    1,983      1,990      1,983

Unearned ESOP shares, at cost                      $17,216    $17,893    $17,385
                                                   =======    =======    =======
Fair value of unearned ESOP shares                 $23,173    $24,048    $22,775
                                                   =======    =======    =======

Note 5. Earnings per Share of Common Stock

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares of approximately 64,000 and 64,000 for the three months ended April 1, 2006 and April 2, 2005, respectively.

Note 6. Stock Based Compensation

The Company has the following stock-based compensation plans:

1992 Stock Option Plan

The purpose of the Company's 1992 Stock Option Plan, as amended ("1992 Plan"), is to attract and retain persons of ability as key employees and to motivate key employees to exert their best efforts on behalf of the Company.

The 1992 Plan provides for the granting of either incentive stock options ("ISO's") or stock options which do not qualify as incentive stock options ("non-ISO's"). The total number of shares of common stock, which may be issued under stock options granted pursuant to the 1992 Plan is 1,800,000 shares. ISO's granted under the 1992 Plan are exercisable over no greater than a 10-year period, and are granted at exercise prices no less than the fair market value of Chromcraft Revington's common shares as of the date of grant. The compensation committee of the Board of Directors determines the vesting period and exercise prices of non-ISO's. At April 1, 2006, there were 263,025 shares available for future grants.

Directors' Stock Option Plan

The Company's Directors' Stock Option Plan ("Directors' Plan") was adopted effective January 1, 2002, and provides for the granting of non-ISO's to members of the Board of Directors who are not employees. Under the Directors' Plan, eligible directors of the Company receive an option to purchase 2,500 shares of common stock on the day following their re-election to the Board at each annual meeting of stockholders. Any new director who is elected or appointed for the first time to the Board of Directors receives an option to purchase 10,000 shares of common stock. The total number of shares of common stock which may be issued under stock options granted pursuant to the Directors' Plan is 150,000 shares. Non-ISO's granted under the Directors' Plan are 100% vested on the date of the grant and are granted at exercise prices equal to the fair market value of the Company's common shares as of the date of the grant. The options are exercisable for a period of ten years. At April 1, 2006, there were 60,000 shares available for future grants.

The Directors' Plan is designed to promote the interests of the Company and its stockholders through the granting of options to the non-employee members of the Company's Board of Directors, thereby encouraging their focus on growth and profitability of the Company.

Accounting for the Plans

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment," ("FAS 123 (R)") using the modified prospective application method for transition for its two stock-based compensation plans. Accordingly, prior year amounts have not been restated.

The adoption of FAS 123 (R) reduced net earnings by approximately $36,000 for the three months ended April 1, 2006 compared to if the Company had continued to account for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

The following table illustrates the effect on net earnings and earnings per share for the three months ended April 2, 2005, if the Company had applied the fair value recognition provisions of FAS 123(R) to stock-based employee compensation for the period. For purposes of pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and is amortized to expense over the options' vesting periods.

                                                            (in thousands, except
                                                               per share data)
                                                            ---------------------
Net earnings, as reported                                   $               2,256
Add: Stock-based employee compensation expense included
   in reported net earnings, net of related tax effects                        28
Deduct: Total stock-based employee compensation expense
   determined under fair-value based method for all awards,
   net of related tax effects                                                (158)
                                                            ---------------------
Pro forma net earnings                                      $               2,126
                                                            =====================
Earnings per share
   Basic - as reported                                      $                 .54
   Basic - pro forma                                        $                 .51

   Diluted - as reported                                    $                 .53
   Diluted - pro forma                                      $                 .50

In November 2005, the FASB issued Staff Position No. FAS 123 (R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards" ("FSP 123 (R)-3"). FSP 123 (R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123 (R). Companies may take up to one year from the effective date of FAS 123 (R) to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.

Options are granted to certain employees and directors at prices equal to the market value of the stock on the dates the options are granted. The options granted have a term of ten years from the grant date and granted options for employees vest ratably ranging from immediate on the date of grant up to a five-year period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense.

The weighted averages for key assumptions used in determining the fair value of the option granted during the three months ended April 1, 2006 were as follows:

Expected price volatility                                                  32.1%
Risk-free interest rate                                                     4.8%
Weighted average expected life in years                                       7
Dividend yield                                                                0%

Historical information was the primary basis for the selection of the expected volatility and life of the option. The risk-free interest rate was selected based upon the yield of the U.S. Treasury issue with a term equal to the expected life of the option being valued.

Stock option activity during the three months ended April 1, 2006 is as follows:

                                                      Weighted
                                                       Average
                                          Weighted    Remaining   (in thousands)
                                 Number    Average   Contractual    Aggregate
                                   of     Exercise      Term        Intrinsic
                                 Shares     Price     (in yrs.)       Value
                                --------  --------  ------------  -------------
Outstanding at January 1, 2006   643,270    $12.07        6.4
Lapsed                                --        --
Exercised                             --        --
Granted                            2,518     13.30
                                 -------
Outstanding at April 1, 2006     645,788     12.07        6.1          $3,757
                                 =======
Exercisable at April 1, 2006     575,788    $12.11        6.0          $3,349
                                 =======

The fair value of the option granted in the first quarter of 2006 was $15,000. There were no stock options exercised during the first quarter of 2006. Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first quarter of 2005 are as follows:

                                                                  (in thousands)
                                                                  --------------
Proceeds from stock options exercised                                  $834
Tax benefits related to stock options exercised                          19
Intrinsic value of stock options exercised                              454

As of April 1, 2006, there were 40,000 unvested options and approximately $227,000 of unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized by the end of the first quarter of 2007.

Restricted Stock Award

During 2005, the Company awarded 42,000 shares of restricted common stock to its Chairman and Chief Executive Officer. The award provided that 14,000 shares will vest based on continued employment on December 31, 2005, 2006, and 2007. The fair value of the award at the date of grant was $568,000 and was reflected as part of unearned compensation within stockholders' equity. The award is being recognized as compensation expense ratably over the vesting period on a straight line basis. As of April 1, 2006 there were 28,000 shares unvested with unearned compensation expense of $331,000. Compensation expense recognized during the three months ended April 1, 2006 was $48,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The U.S. furniture industry has experienced a dramatic shift from a domestic manufacturing base to a highly competitive global supply chain. In the face of this fundamental industry dynamic, the Company has leveraged its manufacturing competency and know-how to achieve lower costs and shifted its products toward more attractive niche-focused businesses. In its efforts to achieve lower costs, the Company has increased imports of low-cost, labor-intensive furniture components and finished furniture from overseas. In addition, the Company has initiated efforts to develop built-to-order furniture to improve its overall value proposition. Management believes that this hybrid approach of domestic manufacturing and assembly operations combined with global sourcing allows the Company to better control product quality, service and speed, as well as product selection to meet consumer lifestyle needs.

First quarter shipments of domestically produced built-to-order and imported finished furniture grew significantly, while shipments of other furniture decreased as compared to the first quarter of 2005. This reflects the Company's strategic transition to an improved utilization of the global supply chain and focus on higher value-added customized furniture. The Company is continuing to shift its product development and marketing to a more market-based focus on the needs of consumers and customers. This business model will involve a significant expansion of global sourcing activities, as well as a conversion of U.S. operations towards increased use of demand flow and mass customization techniques.

Management closely monitors the activities and performance of the Company's different brands, as well as its multiple manufacturing and distribution operations. As the Company continues to adapt to heightened global competition, it will seek increased cooperation and productivity from its various operating units. Adaptation to the market and integration of some common activities could result in restructuring charges, asset impairment, and/or increased operating expenses in the future. In addition, the Company has experienced inflationary price increases in raw materials, labor and other costs. Management is seeking ways to mitigate the impact of these factors through product engineering, manufacturing productivity, global sourcing and greater internal integration of activities. However, due to the competitive environment the Company may not be able to pass through any significant price increases to its customers.

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Earnings of Chromcraft Revington for the three months ended April 1, 2006 and April 2, 2005 expressed as a percentage of sales.

                                                             Three Months Ended
                                                            -------------------
                                                            April 1,   April 2,
                                                              2006       2005
                                                            --------   --------
Sales                                                        100.0%     100.0%
Cost of sales                                                 80.4       76.4
                                                             -----      -----
Gross margin                                                  19.6       23.6
Selling, general and administrative expenses                  15.5       15.3
                                                             -----      -----
Operating income                                               4.1        8.3
Interest expense                                               0.2        0.3
                                                             -----      -----
Earnings before income taxes                                   3.9        8.0
Income tax expense                                             1.4        3.0
                                                             -----      -----
Net earnings                                                   2.5%       5.0%
                                                             =====      =====

Consolidated sales for the three months ended April 1, 2006 of $45,921,000 represented a 2.8% increase from $44,659,000 reported for the prior year period. Shipments of occasional, dining room and upholstered furniture were higher as compared to the prior year. The sales increase in these product categories was partially offset by lower shipments of bedroom and commercial furniture. Shipments of domestically produced built-to-order furniture and imported finished furniture grew significantly while shipments of other domestically produced furniture decreased as compared to the prior year period. Consolidated sales were higher in the first quarter of 2006 primarily due to an increase in the number of units sold.

Gross margin decreased $1,547,000 to $9,012,000, or 19.6% of sales, for the first three months of 2006 from $10,559,000, or 23.6% of sales, for the prior year period. The lower gross margin in 2006 was primarily due to a reduced production level, which impacted fixed cost absorption and manufacturing efficiencies, an unfavorable sales mix and higher manufacturing costs compared to 2005. The gross margin percentage of 19.6% for the three months ended April 1, 2006 represents a slight increase from the gross margin percentage of 19.4% recorded in the fourth quarter of 2005.

Selling, general and administrative expenses for the three months ended April 1, 2006 increased $297,000 to $7,126,000 from $6,829,000 for the year ago period. The higher expense in 2006 was primarily due to increased selling costs. These costs include higher compensation and marketing related expenses.

Interest expense decreased to $77,000 in the first quarter of 2006 from $154,000 in the prior year quarter. Interest expense was lower this year as compared to the prior year period since the Company had no bank indebtedness in 2006.

Chromcraft Revington's effective income tax rate was 37.6% for the first three months of 2006 as compared to 36.9% for the prior year period. The increase in the effective tax rate for the three-month period ended April 1, 2006 was primarily due to higher state taxes.

Net earnings decreased to $1,129,000 for the three months ended April 1, 2006, as compared to $2,256,000 for the prior year period. Factors contributing to the earnings decrease are outlined in the above discussion.

Financial Condition, Liquidity and Capital Resources

Operating activities provided cash of $3,383,000 during the three months ended April 1, 2006 as compared to $1,223,000 for the same period last year. The increase in cash in 2006 was primarily due to a reduction in other working capital components. In 2006, cash was generated from a reduction in inventory levels and an increase in current liabilities.

Investing activities used cash of $246,000 for capital expenditures during the first three months of 2006 as compared to $247,000 spent during the same period last year. The Company expects to spend approximately $2,300,000 in 2006 on capital expenditures.

The Company did not use cash for financing activities in the first quarter of 2006. In the prior year period, cash was used to reduce bank indebtedness and repurchase common stock, which was partially offset by cash generated from stock option exercises.

Management expects that cash flow from operations and availability under its bank credit facility will continue to be sufficient to meet future liquidity needs. At April 1, 2006, the Company had approximately $25,400,000 in unused availability under its bank credit facility that matures in 2008. Chromcraft Revington expects to generate excess cash flow in 2006 which will be used to pursue strategic acquisitions, repurchase Company common stock or for general corporate purposes.

Forward-Looking Statements

Certain information and statements contained in this report, including without limitation, in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be generally identified as such because they include future tense or dates, or are not historical or current facts, or include words such as "anticipates", "believes", "may", or "expects", or words of similar import. Forward-looking statements are not guarantees of performance or outcomes and are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated as of the date of this report. Among such risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions; import and domestic competition in the furniture industry; execution of business strategies; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new home and existing home sales; and other factors that generally affect business.

The Company does not undertake any obligation to update or revise publicly any forward-looking statements to reflect information, events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company had no bank indebtedness in the first quarter of 2006 and, therefore, no interest rate risk.

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

There have been no significant changes in Chromcraft Revington's internal control over financial reporting that occurred during the first quarter of 2006 that may have materially affected, or are reasonably likely to materially affect, Chromcraft Revington's internal control over financial reporting.

                                    PART II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to shares of Chromcraft Revington common stock repurchased by the Company during the quarter ended April 1, 2006.

Purchase of Equity Securities

                                                                                             Maximum number
                                                                      Total number of    (or approximate dollar
                                                                     shares purchased       value) of shares
                                        Total number    Average         as part of           that may yet be
                                          of shares    price paid   publicly announced     purchased under the
Period                                    purchased     per share    plans or programs    plans or programs (1)
------                                  ------------   ----------   ------------------   ----------------------
January 1, 2006 to January 28, 2006           --            --               --                  702,965
January 29, 2006 to February 25, 2006         --            --               --                  702,965
February 26, 2006 to April 1, 2006            --            --               --                  702,965
                                        ------------   ----------   ------------------
Total                                         --            --               --
                                             ===           ===              ===

(1)  The Company has maintained a share repurchase program since 1997.

Item 6. Exhibits

31.1 Certification of Principal Executive Officer required pursuant to 18 U.S.C.
     Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2 Certification of Chief Financial Officer required pursuant to 18 U.S.C.
     Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 Certifications of Principal Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

                                        Chromcraft Revington, Inc.
                                        --------------------------
                                        (Registrant)


Date: May 8, 2006                       By: /s/ Frank T. Kane
                                            ------------------------------------
                                            Frank T. Kane
                                            Vice President-Finance
                                            (Duly Authorized Officer and
                                            Principal Accounting and Financial
                                            Officer)