Form 10-Q
period 2006-07-01
CHROMCRAFT REVINGTON INC
filed 2006-08-04
CIK 884130

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

      Common Stock, $.01 par value - 6,152,876 shares as of August 1, 2006

================================================================================

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I. Financial Information
   Item 1. Financial Statements (unaudited)
      Condensed Consolidated Statements of Earnings - Three And Six
      Months Ended July 1, 2006 and July 2, 2005.......................      3
      Condensed Consolidated Balance Sheets - July 1, 2006, July 2,
      2005 and December 31, 2005.......................................      4
      Condensed Consolidated Statement of Stockholders' Equity - Six
      Months Ended July 1, 2006........................................      5
      Condensed Consolidated Statements of Cash Flows - Six Months
      Ended July 1, 2006 and July 2, 2005..............................      7
      Notes to Condensed Consolidated Financial Statements.............      8
   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     14
   Item 3. Quantitative and Qualitative Disclosures About Market Risk..     17
   Item 4. Controls and Procedures.....................................     17

PART II. Other Information
   Item 2. Unregistered Sales of Equity Securities and Use of
           Proceeds....................................................     18
   Item 4. Submission of Matters to a Vote of Security Holders.........     18
   Item 6. Exhibits....................................................     19

SIGNATURES.............................................................     19

                                     PART I.

Item 1. Financial Statements

            Condensed Consolidated Statements of Earnings (unaudited)
                           Chromcraft Revington, Inc.
                      (In thousands, except per share data)

                                               Three Months Ended    Six Months Ended
                                               ------------------   -----------------
                                                July 1,   July 2,   July 1,   July 2,
                                                  2006      2005      2006      2005
                                                -------   -------   -------   -------
Sales                                           $40,320   $43,401   $86,241   $88,060
Cost of sales                                    32,205    33,169    69,114    67,269
                                                -------   -------   -------   -------
Gross margin                                      8,115    10,232    17,127    20,791
Selling, general and administrative expenses      6,922     6,752    14,048    13,581
                                                -------   -------   -------   -------
Operating income                                  1,193     3,480     3,079     7,210
Interest expense, net                                53       164       130       318
                                                -------   -------   -------   -------
Earnings before income tax expense                1,140     3,316     2,949     6,892
Income tax expense                                  464     1,223     1,144     2,543
                                                -------   -------   -------   -------
Net earnings                                    $   676   $ 2,093   $ 1,805   $ 4,349
                                                =======   =======   =======   =======
Earnings per share of common stock
   Basic                                        $   .15   $   .49   $   .41   $  1.02
   Diluted                                      $   .15   $   .48   $   .40   $  1.01
Shares used in computing earnings per share
   Basic                                          4,406     4,299     4,398     4,253
   Diluted                                        4,467     4,340     4,460     4,306

See accompanying notes to condensed consolidated financial statements.

                Condensed Consolidated Balance Sheets (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                July 1,   July 2,   Dec. 31,
                                                  2006      2005      2005
                                                -------   -------   --------
   Assets
Cash and cash equivalents                       $ 2,755   $    --    $    --
Accounts receivable                              19,112    20,085     18,735
Inventories                                      37,174    36,157     37,009
Prepaid expenses and other                        1,770     2,351      1,922
                                                -------   -------    -------
   Current assets                                60,811    58,593     57,666

Property, plant and equipment, net               29,375    31,200     30,274
Deferred income taxes and other                     924       818      1,319
                                                -------   -------    -------
   Total assets                                 $91,110   $90,611    $89,259
                                                =======   =======    =======
   Liabilities and Stockholders' Equity
Accounts payable                                $ 4,604   $ 5,316    $ 5,448
Accrued liabilities                               8,278     8,433      7,340
                                                -------   -------    -------
   Current liabilities                           12,882    13,749     12,788

Bank debt                                            --     4,100         --
Deferred compensation                             1,813     2,593      2,486
Other long-term liabilities                       1,267     1,658      1,323
                                                -------   -------    -------
   Total liabilities                             15,962    22,100     16,597

Stockholders' equity                             75,148    68,511     72,662
                                                -------   -------    -------
   Total liabilities and stockholders' equity   $91,110   $90,611    $89,259
                                                =======   =======    =======

See accompanying notes to condensed consolidated financial statements.

      Condensed Consolidated Statement of Stockholders' Equity (unaudited)
                      For the Six Months Ended July 1, 2006
                           Chromcraft Revington, Inc.
                        (In thousands, except share data)

                                             Common Stock      Capital in
                                          ------------------    Excess of
                                            Shares    Amount    Par Value
                                          ---------   ------   ----------
Balance at January 1, 2006                7,923,563     $79     $17,604
Net earnings                                     --      --          --
ESOP compensation expense                        --      --         100
Issuance of restricted stock awards           5,600      --          --
Amortization of unearned compensation -
   restricted stock awards                       --      --         105
Stock option compensation expense                --      --         138
                                          ---------     ---     -------
Balance at July 1, 2006                   7,929,163     $79     $17,947
                                          =========     ===     =======

See accompanying notes to condensed consolidated financial statements.

Unearned                  Treasury Stock          Total
  ESOP     Retained   ---------------------   Stockholders'
 Shares    Earnings     Shares      Amount        Equity
--------   --------   ----------   --------   -------------
$(17,385)   $93,364   (1,776,287)  $(21,000)     $72,662
      --      1,805           --         --        1,805
     338         --           --         --          438
      --         --           --         --           --
      --         --           --         --          105
      --         --           --         --          138
--------    -------   ----------   --------      -------
$(17,047)   $95,169   (1,776,287)  $(21,000)     $75,148
========    =======   ==========   ========      =======

           Condensed Consolidated Statements of Cash Flows (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                              Six Months Ended
                                                             -----------------
                                                             July 1,   July 2,
                                                               2006      2005
                                                             -------   -------
Operating Activities
   Net earnings                                               $1,805   $ 4,349
      Adjustments to reconcile net earnings to net
       cash provided by operating activities
         Depreciation expense                                  1,668     1,822
         Non-cash ESOP compensation expense                      438       432
         Non-cash stock compensation expense                     243        65
         Deferred income taxes                                    62       298
         Loss on disposal of property, plant and equipment        19       232
         Changes in operating assets and liabilities
            Accounts receivable                                 (377)   (1,952)
            Inventories                                         (165)   (2,491)
            Prepaid expenses and other                           152      (810)
            Accounts payable and accrued liabilities              65        33
            Deferred compensation and other long-term
               assets and liabilities                           (367)     (316)
                                                              ------   -------
   Cash provided by operating activities                       3,543     1,662
                                                              ------   -------
Investing Activities
   Capital expenditures, net                                    (788)     (764)
                                                              ------   -------
   Cash used in investing activities                            (788)     (764)
                                                              ------   -------
Financing Activities
   Net borrowings under a bank revolving credit line              --     2,650
   Principal payments on a bank term loan                         --    (4,250)
   Stock repurchase from related party                            --      (754)
   Exercise of stock options                                      --     1,456
                                                              ------   -------
   Cash used in financing activities                              --      (898)
                                                              ------   -------
Change in cash and cash equivalents                            2,755        --
Cash and cash equivalents at beginning of the period              --        --
                                                              ------   -------
Cash and cash equivalents at end of the period                $2,755   $    --
                                                              ======   =======

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Note 2. Inventories

Inventories consisted of the following:

                         (In thousands)
                  ----------------------------
                  July 1,   July 2,   Dec. 31,
                    2006      2005      2005
                  -------   -------   --------
Raw materials     $10,998   $11,265    $11,754
Work-in-process     5,434     6,417      5,619
Finished goods     23,946    21,218     22,627
                  -------   -------    -------
                   40,378    38,900     40,000
Lifo reserve       (3,204)   (2,743)    (2,991)
                  -------   -------    -------
                  $37,174   $36,157    $37,009
                  =======   =======    =======

Note 3. Accrued Liabilities

Accrued liabilities consisted of the following:

                                   (In thousands)
                            ----------------------------
                            July 1,   July 2,   Dec. 31,
                              2006      2005      2005
                            -------   -------   --------
Employee related benefits    $2,593    $2,076    $1,730
Deferred compensation           964     1,052     1,055
Commissions                     780       842       778
Payroll taxes                   587       541       241
Compensation related            502     1,057       644
Other                         2,852     2,865     2,892
                             ------    ------    ------
                             $8,278    $8,433    $7,340
                             ======    ======    ======

Note 4. Employee Stock Ownership Plan

Chromcraft Revington sponsors a leveraged employee stock ownership plan ("ESOP") that covers substantially all employees who have completed six months of service. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust's repayment of its loan from the Company. As the ESOP loan is repaid, shares are released and allocated to ESOP accounts of active employees based on the proportion of debt service paid in the year. Chromcraft Revington accounts for its ESOP in accordance with AICPA Statement of Position 93-6, "Accounting for Employee Stock Ownership Plans." Accordingly, unearned ESOP shares are reported as a reduction of stockholders' equity as reflected in the Condensed Consolidated Statement of Stockholders' Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense, a non-cash charge, for the three and six months ended July 1, 2006 was $215,000 and $438,000, respectively, compared to $211,000 and $432,000, respectively for the prior year periods. ESOP shares consisted of the following:

                                             (In thousands)
                                     ----------------------------
                                     July 1,   July 2,   Dec. 31,
                                       2006      2005      2005
                                     -------   -------   --------
Allocated shares                         244       184        244
Committed to be released shares           34        34         --
Unearned ESOP shares                   1,705     1,772      1,739
                                     -------   -------    -------
Total ESOP shares                      1,983     1,990      1,983
Unearned ESOP shares, at cost        $17,047   $17,724    $17,385
                                     =======   =======    =======
Fair value of unearned ESOP shares   $19,792   $23,573    $22,775
                                     =======   =======    =======

Note 5. Earnings per Share of Common Stock

Weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares of approximately 61,000 and 62,000 for the three and six months ended July 1, 2006, respectively, and 41,000 and 53,000 for the three and six months ended July 2, 2005, respectively.

Note 6. Stock Based Compensation

The Company has the following stock-based compensation plans:

1992 Stock Option Plan

The purpose of the Company's 1992 Stock Option Plan, as amended ("1992 Plan"), is to attract and retain persons of ability as key employees and to motivate key employees to exert their best efforts on behalf of the Company.

The 1992 Plan provides for the granting of either incentive stock options ("ISO's") or stock options which do not qualify as incentive stock options ("non-ISO's"). The total number of shares of common stock, which may be issued under stock options granted pursuant to the 1992 Plan, is 1,800,000 shares. ISO's granted under the 1992 Plan are exercisable over no greater than a 10-year period, and are granted at exercise prices no less than the fair market value of Chromcraft Revington's common shares as of the date of grant. The compensation committee of the Board of Directors determines the vesting period and exercise prices of non-ISO's. At July 1, 2006, there were 263,025 shares available for future awards.

Directors' Stock Plan

The Company's Amended and Restated Directors' Stock Plan ("Directors' Plan") was approved and adopted effective May 9, 2006, and provides for the granting of restricted stock or non-ISO's to members of the Board of Directors who are not employees. Under the Directors' Plan, eligible directors of the Company receive an award of either 800 shares of restricted common stock or an option to purchase 2,500 shares of common stock on the day following their re-election to the Board at each annual meeting of stockholders. Any new director who is elected or appointed for the first time to the Board of Directors receives an award of either 3,000 shares of restricted common stock or an option to purchase 10,000 shares of common stock. The total number of shares of common stock subject to the Directors' Plan is 150,000 shares. No restricted common stock or options will be granted under the Directors' Plan after December 1, 2016. Shares of restricted common stock granted to directors under the Directors' Plan will vest on the day immediately preceding the next annual meeting of stockholders following the award date. Non-ISO's granted under the Directors' Plan are 100% vested on the date of the grant and are granted at exercise prices equal to the fair market value of the Company's common shares as of the date of the grant. The options are exercisable for a period of ten years. At July 1, 2006, there were 54,400 shares available for future awards.

The Directors' Plan is designed to promote the interests of the Company and its stockholders through the granting of restricted common stock and options to the non-employee members of the Company's Board of Directors, thereby encouraging their focus on long-term stockholder value of the Company.

Accounting for the Plans

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment," ("FAS 123 (R)") using the modified prospective application method for transition for its two stock-based compensation plans. Accordingly, prior year amounts have not been restated.

The adoption of FAS 123 (R) reduced net earnings by approximately $25,000 and $61,000 for the three and six months ended July 1, 2006, respectively, compared to amounts that would have been reported if the Company had continued to account for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

The following table illustrates the effect on net earnings and earnings per share for the three and six months ended July 2, 2005, if the Company had applied the fair value recognition provisions of FAS 123 (R) to stock-based employee compensation for these periods. For purposes of pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and is amortized to expense over the options' vesting periods.

                                                 (in thousands, except per share data)
                                                 -------------------------------------
                                                      Three Months    Six Months
                                                          Ended          Ended
                                                      July 2, 2005   July 2, 2005
                                                      ------------   ------------
Net earnings, as reported                                $2,093         $4,349
Add: Stock-based employee compensation
   expense included in reported net earnings,
   net of related tax effects                                13             41
Deduct: Total stock-based employee
   compensation expense determined under
   fair-value based method for all awards, net
   of related tax effects                                   (68)          (226)
                                                         ------         ------
Pro forma net earnings                                   $2,038         $4,164
                                                         ======         ======
Earnings per share
   Basic - as reported                                   $  .49         $ 1.02
   Basic - pro forma                                     $  .47         $  .98

   Diluted - as reported                                 $  .48         $ 1.01
   Diluted - pro forma                                   $  .47         $  .97

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

Historical information is the primary basis for the selection of the expected volatility and life of an option. The risk-free interest rate is selected based upon the yield of the U.S. Treasury issue with a term equal to the expected life of the option being valued.

Stock option activity during the six months ended July 1, 2006 was as follows:

                                                           Weighted
                                             Weighted       Average      (in thousands)
                                             Average       Remaining        Aggregate
                                 Number of   Exercise     Contractual       Intrinsic
                                   Shares     Price     Term (in yrs.)        Value
                                 ---------   --------   --------------   --------------
Outstanding at January 1, 2006    643,270     $12.07          6.4
Lapsed                                 --         --
Exercised                              --         --
Granted                             2,518      13.30
                                  -------
Outstanding at July 1, 2006       645,788      12.07          5.9            $3,757
                                  =======
Exercisable at July 1, 2006       605,788     $12.17          5.9            $3,509
                                  =======

The weighted average per share grant-date fair value of options granted in the three and six months ended July 1, 2006 was $0 and $5.88, respectively, compared to $4.76 and $4.92, respectively, for the prior year periods. There were no stock options exercised during the second quarter of 2006. New shares are issued by the Company upon the exercise of options. Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the three and six months ended July 1, 2005 was as follows:

                                                         (in thousands)
                                                  ---------------------------
                                                  Three Months   Six Months
                                                      Ended          Ended
                                                  July 2, 2005   July 2, 2005
                                                  ------------   ------------
Proceeds from stock options exercised                 $622          $1,456
Tax benefits related to stock options exercised         35              54
Intrinsic value of stock options exercised             311             765

The intrinsic value of options that vested during the three and six months ended July 1, 2006 was $0 and $262,000, respectively, compared to $739,000 and $787,000 for the prior year periods, respectively. As of July 1, 2006, there were 40,000 unvested options and approximately $165,000 of unrecognized compensation cost related to non-vested stock options. Since the options vest on March 15, 2007, the cost will be recognized by the end of the first quarter of 2007.

Compensation expense recognized for stock option grants was $62,000 and $138,000 for the three and six months ended July 1, 2006, respectively, compared to $45,000 and $65,000 for the prior year periods, respectively. The related tax benefit for the compensation expense was $25,000 and $54,000 for the three and six months ended July 1, 2006, respectively, compared to $17,000 and $24,000 for the prior year periods, respectively.

Restricted Stock Awards

In the second quarter of 2006, the Company granted 5,600 shares of restricted common stock to its non-employee Directors under the Directors' Plan. The fair value of the award at the date of grant was $72,000 and was reflected as part of stockholders equity. The award provided that the 5,600 shares vest on the day immediately preceding the next annual meeting of stockholders following the award date. The award is being recognized as compensation expense ratably over the one year vesting period. As of July 1, 2006 there were 5,600 shares unvested with unearned compensation expense of $62,000.

During 2005, the Company awarded 42,000 shares of restricted common stock to its Chairman and Chief Executive Officer in connection with his employment with the Company. The award provided that 14,000 shares will vest based on continued employment on December 31, 2005, 2006, and 2007. The fair value of the award at the date of grant was $568,000 and was reflected as part of stockholders' equity. The award is being recognized as compensation expense ratably over the vesting period. As of July 1, 2006, there were 28,000 shares unvested with unearned compensation expense of $284,000.

Compensation expense recognized for restricted stock awards during the three and six months ended July 1, 2006 was $57,000 and $105,000, respectively. The related tax benefit for the compensation expense was $23,000 and $41,000 for the three and six months ended July 1, 2006.

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

Second quarter and first half shipments in 2006 of domestically produced built-to-order wood casual dining furniture and imported finished furniture were higher, while shipments of other furniture decreased as compared to the prior year periods. This reflects the Company's strategic transition to an improved utilization of the global supply chain and focus on higher value-added customized furniture. The Company is continuing to shift its product development and marketing to a more market-based focus on the needs of consumers and customers. This business model will involve a significant expansion of global sourcing activities, as well as a conversion of U.S. operations towards increased use of demand flow and mass customization techniques, as well as increased focus on distribution and logistics services.

Management closely monitors the activities and performance of the Company's different brands, as well as its multiple manufacturing and distribution operations. As the Company continues to adapt to heightened global competition, it will seek increased cooperation and productivity from its various operating units. Adaptation to the market and integration of some common activities could result in restructuring charges, asset impairment, transition costs and/or increased operating expenses in the future. In addition, the Company has experienced inflationary price increases in raw materials, labor and other costs. Management is seeking ways to mitigate the impact of these factors through product engineering, manufacturing productivity, global sourcing and greater internal integration of activities. However, due to the competitive environment, the Company may not be able to pass through any significant price increases to its customers.

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Earnings of Chromcraft Revington for the three and six months ended July 1, 2006 and July 2, 2005 expressed as a percentage of sales.

                                               Three Months Ended   Six Months Ended
                                               ------------------   -----------------
                                                July 1,   July 2,   July 1,   July 2,
                                                  2006      2005      2006      2005
                                                -------   -------   -------   -------
Sales                                            100.0%    100.0%    100.0%    100.0%
Cost of sales                                     79.9      76.4      80.1      76.4
                                                 -----     -----     -----     -----
Gross margin                                      20.1      23.6      19.9      23.6
Selling, general and administrative expenses      17.1      15.6      16.3      15.4
                                                 -----     -----     -----     -----
Operating income                                   3.0       8.0       3.6       8.2
Interest expense, net                              0.2       0.4       0.2       0.4
                                                 -----     -----     -----     -----
Earnings before income taxes                       2.8       7.6       3.4       7.8
Income tax expense                                 1.1       2.8       1.3       2.9
                                                 -----     -----     -----     -----
Net earnings                                       1.7%     4.8 %      2.1%      4.9%
                                                 =====     =====     =====     =====

Consolidated sales for the second quarter ended July 1, 2006 of $40,320,000 represented a 7.1% decrease from $43,401,000 reported for the same quarter last year. Lower shipments of bedroom, occasional, commercial and dining room furniture were partially offset by higher upholstered furniture sales as compared to the second quarter last year.

For the first six months of 2006, consolidated sales decreased 2.1% to $86,241,000 from $88,060,000 for the same period last year. Lower shipments of bedroom, dining room and commercial furniture were partially offset by higher occasional and upholstered furniture sales as compared to the prior year period.

Consolidated sales were lower for the second quarter and first half of 2006 primarily due to competitive pressure and a decrease in the number of units sold as compared to prior year periods.

Gross margin as a percentage of sales was 20.1% and 19.9% for the three and six months ended July 1, 2006, respectively, compared to 23.6% for both the three and six months ended July 2, 2005. The gross margin percentage decrease for the three and six months ended July 1, 2006 was primarily due to a reduced domestic production level which affected fixed cost absorption and manufacturing efficiencies, as well as an unfavorable sales mix, and higher manufacturing costs.

Selling, general and administrative expenses for the three months ended July 1, 2006 increased $170,000 to $6,922,000 from $6,752,000 for the year ago period. Selling, general and administrative expenses for the six months ended July 1, 2006 increased $467,000 to $14,048,000 from $13,581,000 for the same period last year. The higher expense for the second quarter and first half of 2006 was primarily due to additional product showroom space and higher compensation and administrative costs.

Interest expense for the three and six months ended July 1, 2006 was $53,000 and $130,000, respectively, as compared to $164,000 and $318,000, respectively, for the same periods in 2005. Interest expense was lower this year as compared to the prior year period since the Company had no bank indebtedness in 2006.

Chromcraft Revington's effective income tax rate was 40.7% and 38.8% for the three and six months ended July 1, 2006, respectively, as compared to 36.9% for the three and six months ended July 2, 2005. The increase in the effective tax rate for 2006 was primarily due to higher state taxes and certain non-deductible expenses for tax purposes spread over a lower pretax earnings.

Net earnings for the three and six months ended July 1, 2006 were $676,000 and $1,805,000, respectively, as compared to $2,093,000 and $4,349,000, respectively, for the prior year periods. Factors contributing to the earnings decrease are outlined in the above discussion.

Financial Condition, Liquidity and Capital Resources

Operating activities provided cash of $3,543,000 during the six months ended July 1, 2006 as compared to $1,662,000 for the same period last year. The increase in cash from operating activities in 2006 compared to the prior year period was primarily due to a lower investment in working capital partially offset by lower cash earnings. In addition, cash was used to pay deferred compensation obligations of $764,000 in 2006.

Investing activities used cash of $788,000 for capital expenditures during the first six months of 2006 as compared to $764,000 spent during the same period last year. The Company expects to spend approximately $2,000,000 in 2006 on capital expenditures.

The Company did not use cash for financing activities in the first half of 2006. In the prior year period, cash was used to reduce bank indebtedness and repurchase common stock, which was partially offset by cash generated from stock option exercises.

Management expects that cash flow from operations and availability under its bank credit facility will continue to be sufficient to meet future liquidity needs. At July 1, 2006, the Company had approximately $20.7 million in availability under its bank credit facility that matures in 2008.

Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. The Interpretation seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective at the beginning of the 2007 fiscal year. Management is evaluating the impact of adopting FIN 48 on the Company's financial statements.

Forward-Looking Statements

Certain information and statements contained in this report, including without limitation, in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are based on current expectations and assumptions. These forward-looking statements can be generally identified as such because they include future tense or dates, or are not historical or current facts, or include words such as "anticipates," "believes," "may," "could," "expects," or words of similar import. Forward-looking statements are not guarantees of performance or outcomes and are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated as of the date of this report.

Among such risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions; import and domestic competition in the furniture industry; execution of business strategies; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new and existing home sales; and other factors that generally affect business. An additional list of risks relating to the Company's business is located in the Company's Form 10-K for the fiscal year ended December 31, 2005.

The Company does not undertake any obligation to update or revise publicly any forward-looking statements to reflect information, events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company had no bank indebtedness in the first half of 2006 and, therefore, no interest rate risk.

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

There have been no significant changes in Chromcraft Revington's internal control over financial reporting that occurred during the second quarter of 2006 that may have materially affected, or are reasonably likely to materially affect, Chromcraft Revington's internal control over financial reporting.

                                    PART II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to shares of Chromcraft Revington common stock repurchased by the Company during the three months ended July 1, 2006.

Purchase of Equity Securities

                                                                                             Maximum number
                                                                   Total number of       (or approximate dollar
                                                                   shares purchased         value) of shares
                                  Total number   Average price   as part of publicly   that may yet be purchased
                                    of shares       paid per       announced plans         under the plans or
Period                              purchased        share           or programs              programs (1)
------                            ------------   -------------   -------------------   -------------------------
April 2, 2006 to April 29, 2006        --              --                 --                    702,965
April 30, 2006 to May 27, 2006         --              --                 --                    702,965
May 28, 2006 to July 1, 2006           --              --                 --                    702,965
                                  ------------   -------------   -------------------
Total                                  --              --                 --
                                  ============   =============   ===================

        (1)  The Company has maintained a share repurchase program since 1997.

Item 4. Submission of Matters to a Vote of Security Holders

        (a) Chromcraft Revington held its annual meeting of stockholders on May 9, 2006.

        (b) All directors nominated were elected to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. Set forth below are the votes cast for each director.

                                   Votes
                           --------------------
        Directors             For      Withheld
------------------------   ---------   --------
Benjamin M. Anderson-Ray   5,457,986    232,497
Ronald H. Butler           5,457,458    232,025
John R. Hesse              5,454,708    235,775
David L. Kolb              5,457,908    232,575
Larry P. Kunz              5,438,704    251,779
Theodore L. Mullett        5,235,908    454,575
Craig R. Stokely           5,457,508    232,975
John D. Swift              5,454,398    236,085

     (c) The following matter also was voted upon at the annual meeting of stockholders. Set forth below is the vote tabulation regarding such matter.

                                              Votes Cast
                                        ---------------------
                                           For       Against    Abstain
                                        ---------   ---------   -------
Approval of the Directors' Stock Plan   3,282,213   1,242,502   393,599

Item 6. Exhibits

10.46 Directors' Stock Plan of Chromcraft Revington, Inc., as amended and restated effective December 1, 2005 (filed herewith).

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

                                            Chromcraft Revington, Inc.
                                            ------------------------------------
                                            (Registrant)


Date: August 4, 2006                        By: /s/ Frank T. Kane
     ----------------                           --------------------------------
                                                Frank T. Kane
                                                Vice President-Finance
                                                (Duly Authorized Officer and
                                                Principal Accounting and
                                                Financial Officer)