Form 10-Q
period 2006-09-30
CHROMCRAFT REVINGTON INC
filed 2006-11-14
CIK 884130

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

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

          1330 Win Hentschel Blvd., Ste. 250, West Lafayette, IN 47906 (Address, including zip code, of registrant's principal executive offices)

                                 (765) 807-2640
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date:

     Common Stock, $.01 par value - 6,152,876 shares as of November 6, 2006

================================================================================

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I. Financial Information

   Item 1. Financial Statements (unaudited)

              Condensed Consolidated Statements of Operations - Three
              and Nine Months Ended September 30, 2006 and October 1,
              2005.....................................................      3

              Condensed Consolidated Balance Sheets - September 30,
              2006, October 1, 2005 and December 31, 2005..............      4

              Condensed Consolidated Statements of Cash Flows - Nine
              Months Ended September 30, 2006 and October 1, 2005......      5

              Condensed Consolidated Statement of Stockholders' Equity
              - Nine Months Ended September 30, 2006...................      6

              Notes to Condensed Consolidated Financial Statements.....      8

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................     15

   Item 3. Quantitative and Qualitative Disclosures About Market Risk..     20

   Item 4. Controls and Procedures.....................................     20

PART II. Other Information

   Item 1A.Risk Factors................................................     21

   Item 2. Unregistered Sales of Equity Securities and Use of
           Proceeds....................................................     21

   Item 5. Other Information...........................................     22

   Item 6. Exhibits....................................................     22

SIGNATURES.............................................................     22

                                     PART I.

Item 1. Financial Statements

           Condensed Consolidated Statements of Operations (unaudited)
                           Chromcraft Revington, Inc.
                      (In thousands, except per share data)

                                                          Three Months Ended     Nine Months Ended
                                                         -------------------   --------------------
                                                         Sept. 30,   Oct. 1,   Sept. 30,    Oct. 1,
                                                            2006       2005       2006       2005
                                                         ---------   -------   ---------   --------
Sales                                                     $35,348    $40,836   $121,589    $128,896
Cost of sales                                              34,798     31,887    103,912      99,156
                                                          -------    -------   --------    --------
Gross margin                                                  550      8,949     17,677      29,740
Selling, general and administrative expenses                6,885      6,720     20,933      20,301
                                                          -------    -------   --------    --------
Operating income (loss)                                    (6,335)     2,229     (3,256)      9,439
Interest expense, net                                          63        342        193         660
                                                          -------    -------   --------    --------
Earnings (loss) before income tax expense (benefit)        (6,398)     1,887     (3,449)      8,779
Income tax expense (benefit)                               (1,941)       696       (797)      3,239
                                                          -------    -------   --------    --------
Net earnings (loss)                                       $(4,457)   $ 1,191   $ (2,652)   $  5,540
                                                          =======    =======   ========    ========
Earnings (loss) per share of common stock
   Basic                                                  $ (1.01)   $   .28   $   (.60)   $   1.30
   Diluted                                                $ (1.01)   $   .27   $   (.60)   $   1.28
Shares used in computing earnings (loss) per share
   Basic                                                    4,423      4,322      4,406       4,253
   Diluted                                                  4,423      4,398      4,406       4,315

See accompanying notes to condensed consolidated financial statements.

                Condensed Consolidated Balance Sheets (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                Sept. 30,   Oct. 1,   Dec. 31,
                                                   2006       2005      2005
                                                ---------   -------   --------
   Assets

Cash and cash equivalents                        $ 2,384    $    --    $    --
Accounts receivable                               18,949     22,257     18,735
Inventories                                       34,700     36,556     37,009
Prepaid expenses and other                         2,840      2,660      1,922
                                                 -------    -------    -------
   Current assets                                 58,873     61,473     57,666
Property, plant and equipment, net                26,115     30,664     30,274
Deferred income taxes and other                    1,672        804      1,319
                                                 -------    -------    -------
   Total assets                                  $86,660    $92,941    $89,259
                                                 =======    =======    =======

   Liabilities and Stockholders' Equity

Accounts payable                                 $ 4,554    $ 5,072    $ 5,448
Accrued liabilities                                8,058      9,073      7,340
                                                 -------    -------    -------
   Current liabilities                            12,612     14,145     12,788
Bank debt                                             --      4,390         --
Deferred compensation                              2,010      2,585      2,486
Other long-term liabilities                        1,037      1,364      1,323
                                                 -------    -------    -------
   Total liabilities                              15,659     22,484     16,597
Stockholders' equity                              71,001     70,457     72,662
                                                 -------    -------    -------
   Total liabilities and stockholders' equity    $86,660    $92,941    $89,259
                                                 =======    =======    =======

See accompanying notes to condensed consolidated financial statements.

           Condensed Consolidated Statements of Cash Flows (unaudited)
                           Chromcraft Revington, Inc.
                                 (In thousands)

                                                                  Nine Months Ended
                                                                 -------------------
                                                                 Sept. 30,   Oct. 1,
                                                                    2006       2005
                                                                 ---------   -------
Operating Activities
   Net earnings (loss)                                            $(2,652)   $ 5,540
      Adjustments to reconcile net earnings (loss) to net
         cash provided by operating activities
         Depreciation expense                                       2,502      2,643
         Non-cash asset impairment charges                          2,867         --
         Non-cash ESOP compensation expense                           620        670
         Non-cash stock compensation expense                          371        184
         Non-cash inventory write-downs                             3,378         12
         Deferred income taxes                                     (1,131)       372
         Loss on disposal of property, plant and equipment             19        230
         Changes in operating assets and liabilities
            Accounts receivable                                      (214)    (4,124)
            Inventories                                            (1,069)    (2,902)
            Prepaid expenses and other                               (484)    (1,216)
            Accounts payable and accrued liabilities                 (164)       429
            Deferred compensation and other long-term assets
               and liabilities                                       (430)      (571)
                                                                  -------    -------
   Cash provided by operating activities                            3,613      1,267
                                                                  -------    -------
Investing Activities
   Capital expenditures, net                                       (1,229)    (1,047)
                                                                  -------    -------
   Cash used in investing activities                               (1,229)    (1,047)
                                                                  -------    -------
Financing Activities
   Net borrowing under an unsecured bank revolving credit line         --      4,390
   Net prepayments under a secured bank revolving credit line          --     (1,450)
   Principal payments on a bank term loan                              --     (4,250)
   Stock repurchase from related party                                 --       (754)
   Exercise of stock options                                           --      1,844
                                                                  -------    -------
   Cash used in financing activities                                   --       (220)
                                                                  -------    -------
Change in cash and cash equivalents                                 2,384         --
Cash and cash equivalents at beginning of period                       --         --
                                                                  -------    -------

Cash and cash equivalents at end of period                        $ 2,384    $    --
                                                                  =======    =======

See accompanying notes to condensed consolidated financial statements.

      Condensed Consolidated Statement of Stockholders' Equity (unaudited)
                  For the Nine Months Ended September 30, 2006
                           Chromcraft Revington, Inc.
                        (In thousands, except share data)


                               Common Stock    Capital in
                            -----------------   Excess of
                              Shares   Amount   Par Value
                            ---------  ------  ----------
Balance at January 1, 2006  7,923,563    $79    $17,604
Net loss                           --     --         --
ESOP compensation expense          --     --        113
Issuance of restricted
   stock awards                 5,600     --         --
Amortization of unearned
   compensation -
   restricted stock awards         --     --        170
Stock option compensation
   expense                         --     --        201
                            ---------    ---    -------
Balance at September 30,
   2006                     7,929,163    $79    $18,088
                            =========    ===    =======

See accompanying notes to the consolidated financial statements

Unearned                  Treasury Stock          Total
  ESOP     Retained   ---------------------   Stockholders'
 Shares    Earnings     Shares      Amount        Equity
--------   --------   ----------   --------   -------------
$(17,385)  $93,364    (1,776,287)  $(21,000)     $72,662
      --    (2,652)           --         --       (2,652)
     507        --            --         --          620

      --        --            --         --           --
      --        --            --         --          170
      --        --            --         --          201
---------  -------    -----------  ---------     -------
$(16,878)  $90,712    (1,776,287)  $(21,000)     $71,001
=========  =======    ===========  =========     =======

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Note 2. Restructuring and Asset Impairment Charges

On August 29, 2006, the board of directors of the Company approved the restructuring of certain of the Company's operations. The restructuring program includes the shutdown, relocation, consolidation and outsourcing of certain furniture manufacturing and distribution operations. The purposes of the restructuring are to reduce fixed costs, to improve the utilization of a global supply chain and to increase asset utilization.

Asset impairment charges were recorded to reduce the carrying values of buildings, machinery and equipment to fair value. The determination of fair value was based on information obtained from real estate and equipment brokers. Restructuring charges include inventory write-downs to reflect anticipated net realizable value, one-time termination benefits, and costs to shutdown, vacate and prepare the facilities for sale. The exit activities for the disposal of the facilities are expected to be completed on or before December 31, 2007.

Restructuring costs and related impairment charges recorded for the three and nine months ended September 30, 2006 were as follows:

                                                                      (In thousands)
                                                                     ---------------
Restructuring charges:
   Costs to shutdown, vacate and prepare
      for sale                                                                $   36
   One-time termination benefits                                                 122
   Inventory write-downs                                                       2,748
                                                                              ------
                                                                               2,906
Property, plant and equipment
   impairment charges                                                          2,867
                                                                              ------
                                                                              $5,773
                                                                              ======

                                                                      (In thousands)
                                                                      --------------
Statements of Operations classification:
   Cost of sales                                                              $5,633
   Selling, general and administrative
      expenses                                                                   140
                                                                              ------
                                                                              $5,773
                                                                              ======

At September 30, 2006, the Company has accrued $122,000 for one-time termination benefits. The Company expects to incur total costs of $1,200,000, including amounts above, for one-time termination benefits and costs to shutdown, vacate and prepare the facilities for sale as follows:

                                                                      (In thousands)
                                                                      --------------
Costs to shutdown, vacate and
   prepare for sale                                                           $  700
One-time termination benefits                                                    500
                                                                              ------
                                                                              $1,200
                                                                              ======

As of September 30, 2006, the Company has expensed $158,000 of these costs.

Note 3. Inventories

Inventories consisted of the following:

                          (In thousands)
                  ------------------------------
                  Sept. 30,   Oct. 1,   Dec. 31,
                    2006       2005      2005
                  ---------   -------   --------
Raw materials      $11,249    $11,855   $11,754
Work-in-process      4,725      6,508     5,619
Finished goods      22,033     20,968    22,627
                   -------    -------   -------
                    38,007     39,331    40,000
LIFO reserve        (3,307)    (2,775)   (2,991)
                   -------    -------   -------
                   $34,700    $36,556   $37,009
                   =======    =======   =======

Note 4. Property, Plant and Equipment

At September 30, 2006, carrying values of buildings, machinery and equipment reflect impairment charges as described in Note 2 to the Condensed Consolidated Financial Statements. Property, plant and equipment consisted of the following:

                                                       (In thousands)
                                                 -------------------------------
                                                 Sept. 30,    Oct. 1,   Dec. 31,
                                                    2006       2005       2005
                                                 ---------   --------   --------
Land                                              $ 2,231    $  2,231   $  2,231
Buildings and improvements                         31,342      34,733     34,740
Machinery and equipment                            46,539      51,706     52,339
Leasehold improvements                              1,041         974      1,017
Construction in progress                              194         583        267
                                                 --------    --------   --------
                                                   81,347      90,227     90,594
Less accumulated depreciation and amortization    (55,232)    (59,563)   (60,320)
                                                 --------    --------   --------
                                                 $ 26,115    $ 30,664   $ 30,274
                                                 ========    ========   ========

Note 5. Accrued Liabilities

Accrued liabilities consisted of the following:

                                    (In thousands)
                            ------------------------------
                            Sept. 30,   Oct. 1,   Dec. 31,
                               2006       2005      2005
                            ---------   -------   --------
Employee related benefits     $2,625    $2,269     $1,825
Deferred compensation            799     1,054      1,055
Commissions                      778       917        778
Property taxes                   731       738        585
Compensation related             519     1,125        644
Other                          2,606     2,970      2,453
                              ------    ------     ------
                              $8,058    $9,073     $7,340
                              ======    ======     ======

Note 6. Employee Stock Ownership Plan

Chromcraft Revington sponsors a leveraged employee stock ownership plan ("ESOP") that covers substantially all employees who have completed six months of service. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust's repayment of its loan from the Company. As the ESOP loan is repaid, shares are released and allocated to ESOP accounts of active employees based on the proportion of debt service paid in the year. Chromcraft Revington accounts for its ESOP in accordance with AICPA Statement of Position 93-6, "Accounting for Employee Stock Ownership Plans." Accordingly, unearned ESOP shares are reported as a reduction of stockholders' equity as reflected in the Condensed Consolidated Statement of Stockholders' Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense, a non-cash charge, for the three and nine months ended September 30, 2006, was $182,000 and $620,000, respectively, compared to $238,000 and $670,000, respectively, for the prior year periods. ESOP shares consisted of the following:

                                            (In thousands)
                                    ------------------------------
                                    Sept. 30,   Oct. 1,   Dec. 31,
                                       2006      2005       2005
                                    ---------   -------   --------
Allocated shares                         244        184        244
Committed to be released shares           51         51         --
Unearned ESOP shares                   1,688      1,755      1,739
                                     -------    -------    -------
Total ESOP shares                      1,983      1,990      1,983

Unearned ESOP shares, at cost        $16,878    $17,555    $17,385
                                     =======    =======    =======
Fair value of unearned ESOP shares   $16,675    $23,839    $22,775
                                     =======    =======    =======

Note 7. Earnings per Share of Common Stock

Due to the net loss for the three and nine months ended September 30, 2006, loss per share, basic and diluted, are the same, as the effect of potential common shares would be anti-dilutive.

For the three and nine months ended October 1, 2005, weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares of approximately 76,000 and 62,000, respectively.

Note 8. Stock Based Compensation

The Company has the following stock-based compensation plans:

1992 Stock Option Plan

The Company's 1992 Stock Option Plan, as amended ("1992 Plan"), provides for the granting of either incentive stock options ("ISO's") or stock options which do not qualify as incentive stock options ("non-ISO's"). The total number of shares of common stock which may be issued under stock options granted pursuant to the 1992 Plan is 1,800,000 shares. ISO's granted under the 1992 Plan are exercisable over no greater than a 10-year period, and are granted at exercise prices no less than the fair market value of Chromcraft Revington's common shares as of the date of grant. Options vest ratably ranging from immediate on the date of grant up to a five-year period. The compensation committee of the board of directors determines the vesting period and exercise prices of non-ISO's. At September 30, 2006, there were 263,025 shares available for future awards.

The purpose of the 1992 Plan is to attract and retain persons of ability as key employees and to motivate key employees to exert their best efforts on behalf of the Company.

Directors' Stock Plan

The Company's Amended and Restated Directors' Stock Plan ("Directors' Plan") provides for the granting of restricted stock or non-ISO's to members of the board of directors who are not employees of the Company. Under the Directors' Plan, eligible directors of the Company receive an award of either 800 shares of restricted common stock or an option to purchase 2,500 shares of common stock on the day following their re-election to the Board at each annual meeting of stockholders. Any new director who is elected or appointed for the first time to the board of directors receives an award of either 3,000 shares of restricted common stock or an option to purchase 10,000 shares of common stock. The Compensation Committee of the board of directors determines whether awards under the Directors' Plan are made in restricted stock or stock options. The total number of shares of common stock subject to the Directors' Plan is 150,000 shares. No restricted common stock or options will be granted under the Directors' Plan after December 1, 2016. Shares of restricted common stock granted to directors under the Directors' Plan will vest on the day immediately preceding the next annual meeting of stockholders following the award date. Non-ISO's granted under the Directors' Plan are 100% vested on the date of the grant and are granted at exercise prices equal to the fair market value of the Company's common shares as of the date of the grant. The options are exercisable for a period of ten years. At September 30, 2006, there were 54,400 shares available for future awards.

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

The adoption of FAS 123 (R) increased the net loss by approximately $29,000 and $90,000, respectively, after-tax for the three and nine months ended September 30, 2006, respectively, compared to amounts that would have been reported if the Company had continued to account for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

The following table illustrates the effect on net earnings and earnings per share for the three and nine months ended October 1, 2005, if the Company had applied the fair value recognition provisions of FAS 123 (R) to stock-based employee compensation for these periods. For purposes of pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and is amortized to expense over the options' vesting periods.

                                                     (In thousands, except per
                                                            share data)
                                                 ---------------------------------
                                                   Three Months      Nine Months
                                                      Ended             Ended
                                                 October 1, 2005   October 1, 2005
                                                 ---------------   ---------------
Net earnings, as reported                            $1,191            $5,540
Add: Stock-based employee compensation
   expense included in reported net earnings,
   net of related tax effects                            75               116
Deduct: Total stock-based employee
   compensation expense determined under
   fair-value based method for all awards, net
   of related tax effects                              (101)             (327)
                                                     ------            ------
Pro forma net earnings                               $1,165            $5,329
                                                     ======            ======
Earnings per share
   Basic - as reported                               $  .28            $ 1.30
   Basic - pro forma                                 $  .27            $ 1.25

   Diluted - as reported                             $  .27            $ 1.28
   Diluted - pro forma                               $  .26            $ 1.24

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

Stock option activity during the nine months ended September 30, 2006 was as follows:

                                                              Weighted         (In
                                                Weighted       Average      thousands)
                                                 Average      Remaining     Aggregate
                                    Number of   Exercise     Contractual    Intrinsic
                                      Shares      Price    Term (in yrs.)     Value
                                    ---------   --------   --------------   ----------
Outstanding at January 1, 2006       643,270     $12.07          6.4
Lapsed                                    --         --
Exercised                                 --         --
Granted                                2,518      13.30
                                     -------
Outstanding at September 30, 2006    645,788      12.07          5.6          $3,757
                                     =======
Exercisable at September 30, 2006    605,788     $12.17          5.6          $3,509
                                     =======

The weighted average per share grant-date fair value of options granted in the three and nine months ended September 30, 2006 was $-0- and $5.88, respectively, compared to $-0- and $4.92, respectively, for the prior year periods. There were no stock options exercised during the nine months ended September 30, 2006. New shares are issued by the Company upon the exercise of options. Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the three and nine months ended October 1, 2005 was as follows:

                                                            (In thousands)
                                                  ---------------------------------
                                                    Three Months      Nine Months
                                                       Ended             Ended
                                                  October 1, 2005   October 1, 2005
                                                  ---------------   ---------------
Proceeds from stock options exercised                   $387             $1,843
Tax benefits related to stock options exercised           10                 64
Intrinsic value of stock options exercised               176                941

The intrinsic value of options that vested during the three and nine months ended September 30, 2006 was $-0- and $262,000, respectively, compared to $-0-and $787,000 for the prior year periods, respectively. As of September 30, 2006, there were 40,000 unvested options and approximately $103,000 of unrecognized compensation cost related to non-vested stock options. Since the options vest on March 15, 2007, the cost will be recognized by the end of the first quarter of 2007.

Compensation expense recognized for stock options was $62,000 and $200,000 for the three and nine months ended September 30, 2006, respectively, compared to $20,000 and $85,000 for the prior year periods, respectively. The related tax benefit for the compensation expense was $22,000 and $65,000 for the three and nine months ended September 30, 2006, respectively, compared to $7,000 and $31,000 for the prior year periods, respectively.

Restricted Stock Awards

In the second quarter of 2006, the Company granted 5,600 shares of restricted common stock to its non-employee directors under the Directors' Plan. The fair value of the awards at the date of grant was $72,000 and was reflected as part of stockholders' equity. The awards provided that the 5,600 shares vest on the day immediately preceding the next annual meeting of stockholders following the award date. The awards are being recognized as compensation expense ratably over the one year vesting period. As of September 30, 2006, there were 5,600 shares unvested with unearned compensation expense of $44,000.

During 2005, the Company awarded 42,000 shares of restricted common stock to its Chairman and Chief Executive Officer in connection with his employment with the Company. The award provided that 14,000 shares will vest based on continued employment on December 31, 2005, 2006, and 2007. The fair value of the award at the date of grant was $568,000 and was reflected as part of stockholders' equity. The award is being recognized as compensation expense ratably over the vesting period. As of September 30, 2006, there were 28,000 shares unvested with unearned compensation expense of $237,000.

Compensation expense recognized for restricted stock awards during the three and nine months ended September 30, 2006 was $65,000 and $170,000, respectively. The related tax benefit for the compensation expense was $23,000 and $55,000 for the three and nine months ended September 30, 2006, respectively.

Note 9. Subsequent Event

On October 5, 2006, the board of directors of the Company approved the closure of the Company's wood processing facility in Warrenton, North Carolina by December 8, 2006. The Company plans to sell its facility in Warrenton, as well as related equipment, and lay off 58 associates at this site. The Company intends to source furniture parts produced at this facility from various suppliers.

The Company expects to incur total restructuring costs and related asset impairment charges of $1.0 million to $1.5 million pretax to write-down its building, equipment and inventories and to record costs associated with exit or disposal activities. Most of these charges are expected to be recorded in the fourth quarter of 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Beginning in the late 1990's, the U.S. furniture industry began undergoing a dramatic shift from a domestic manufacturing base to a highly competitive global supply chain. Global manufacturers, primarily in China and other Asian countries, have used substantially lower labor costs and somewhat lower material costs to achieve a competitive advantage over U.S. based manufacturers. As a result, numerous U.S. based manufacturing operations have been closed or have converted to alternative business models.

On September 1, 2006, the Company announced that its board of directors approved a restructuring of certain of its operations. The purposes of the restructuring are to improve the utilization of a global supply chain, to reduce fixed costs and to increase overall asset utilization. As part of the restructuring program, the Company will begin to outsource globally its Sumter brand bedroom and dining room furniture that were produced at its Sumter, South Carolina, facilities to contract manufacturers located primarily in Asia. Furniture manufacturing operations in Sumter, South Carolina, ceased on October 31, 2006. In addition, the Company will begin distributing the Sumter brand furniture consolidated with other products from its existing Lincolnton, North Carolina, distribution facilities by January 1, 2007. The Company plans to sell its 521,000 square foot facilities in Sumter, South Carolina. The restructuring program also includes closing the Company's warehouse and distribution center in Knoxville,

Tennessee, which distributes Silver brand occasional furniture, by December 31, 2006. The Company will combine its Silver and Peters-Revington occasional furniture product lines and distribute these products from its existing facilities in Delphi, Indiana. The Company plans to sell its 160,000 square foot building in Knoxville, Tennessee. The final component of this restructuring program involves relocating and consolidating the Company's upholstered furniture operations with other manufacturing operations located in Lincolnton, North Carolina by November 30, 2006. The Company plans to sell its 152,000 square foot upholstery plant. In connection with these restructuring activities, the Company will layoff approximately 216 associates.

As a result, the Company recorded a restructuring and impairment charge of $5,773,000 pretax or $3,492,000 after tax, or a $.79 loss per share, for the three months ended September 30, 2006. The charge includes asset impairments of $2,867,000 pretax, inventory write downs of $2,748,000 pretax to reflect the anticipated net realizable value, one-time termination benefits and other exit related costs of $158,000 pre-tax. Costs to shutdown, vacate, relocate and prepare the facilities for sale associated with the wind down of these operations will be recorded as incurred.

In connection with the restructuring, the Company determined that it is unlikely that certain state net operating loss carryforwards will now be utilized. As a result, the Company recorded a non-cash income tax charge of $325,000, or $.08 loss per share, for the three months ended September 30, 2006 related to establishing a valuation allowance for such state net operating loss carryforwards.

After recognizing the aforementioned restructuring and impairment charge and tax valuation allowance, the net loss for the third quarter of 2006 was $4,457,000, or $1.01 loss per share, as compared to net earnings of $1,191,000, or $.27 per share on a diluted basis, for the prior year period. Excluding the impact of the restructuring and impairment charge and the tax valuation allowance, the Company would have had a net loss of $640,000, or $.14 loss per share, for the three months ended September 30, 2006.

Fourth quarter operating results will be negatively impacted by the previously announced closure of the Company's Warrenton, North Carolina wood processing plant on December 8, 2006. The Company expects to incur most of the restructuring costs and related asset impairment charges of $1.0 million to $1.5 million in the three months ending December 31, 2006. In addition to the Warrenton restructuring costs, the Company expects to incur fourth quarter restructuring expenses for one-time termination benefits and costs to shutdown, vacate and prepare for sale the various facilities in connection with the restructuring activities announced on September 1, 2006. After considering the impact of these restructuring costs, the Company expects to incur an operating loss for the three months ending December 31, 2006.

Management believes the restructuring activities are an important step in repositioning the Company in the global furniture marketplace and in strengthening the Company's ability to remain competitive. These actions are expected to provide customers with better value, broader product selection and improved delivery services. This strategic transformation of the Company's business model involves a significant expansion of global sourcing activities, as well as a conversion of U.S. operations towards an increased focus on distribution and logistics of imported products and a shift in its manufacturing operations towards use of demand flow and value added mass customization techniques. As the Company continues to adapt to the global furniture marketplace and integrate functions common to its various products, additional restructuring charges, asset impairments, transition costs and/or increased operating expenses may be necessary in the future.

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Operations of Chromcraft Revington for the three and nine months ended September 30, 2006 and October 1, 2005 expressed as a percentage of sales.

                                                            Three Months Ended    Nine Months Ended
                                                           -------------------   -------------------
                                                           Sept. 30,   Oct. 1,   Sept. 30,   Oct. 1,
                                                              2006      2005       2006       2005
                                                           ---------   -------   ---------   -------
Sales                                                       100.0%      100.0%    100.0%      100.0%
Gross margin after restructuring and impairment charges       1.6        21.9      14.5        23.1
---------------------------------------------------------------------------------------------------
Gross margin before restructuring and impairment charges     17.5        21.9      19.2        23.1
---------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                 19.5        16.4      17.2        15.8
                                                            -----       -----     -----       -----
Operating income (loss)                                     (17.9)        5.5      (2.7)        7.3
Interest expense, net                                         0.2         0.9       0.2         0.5
                                                            -----       -----     -----       -----
Earnings (loss) before income taxes                         (18.1)        4.6      (2.9)        6.8
Income tax expense (benefit)                                 (5.5)        1.7      (0.7)        2.5
                                                            -----       -----     -----       -----
Net earnings (loss)                                         (12.6)%       2.9%     (2.2)%       4.3%
                                                            =====       =====     =====       =====

Consolidated sales for the third quarter ended September 30, 2006 of $35,348,000 represented a 13.4% decrease from $40,836,000 reported for the same quarter last year. Sales of all furniture categories, particularly occasional furniture, were lower as compared to the prior year period. Shipments of both domestically produced and imported furniture were lower as compared to the same period last year.

For the first nine months of 2006, consolidated sales decreased 5.7% to $121,589,000 from $128,896,000 for the same period last year. Sales of all furniture categories, particularly bedroom furniture, were lower as compared to the prior year period. Shipments of imported furniture were higher for the nine months ended September 30, 2006, as compared to the prior year period.

Consolidated sales were lower for the third quarter and first nine months of 2006 primarily due to competitive pressure and, for the third quarter of 2006, a weak retail furniture environment. The number of units sold decreased as compared to both prior year periods.

Gross margin for the three months ended September 30, 2006 decreased $8,399,000 to $550,000 from $8,949,000 for the year ago period. Gross margin for the nine months ended September 30, 2006 decreased $12,063,000 to $17,677,000 from $29,740,000 for the prior year period. The Company recorded a restructuring and asset impairment charge of $5,633,000 in the three months ended September 30, 2006 in connection with the shutdown, relocation, consolidation, and outsourcing of certain furniture manufacturing and distribution operations. The charge consisted of an asset impairment charge of $2,867,000 to reduce the carrying value of buildings, machinery and equipment to fair value, a write-down of $2,748,000 to reflect anticipated net realizable value of inventories and $18,000 to record costs associated with disposal and exit activities.

Gross margin, before the restructuring and impairment charge, decreased $2,766,000 to $6,183,000, or 17.5% of sales, for the three months ended September 30, 2006 from $8,949,000, or 21.9% of sales, for the prior year period. For the first nine months of 2006, gross margin before the restructuring and impairment charge decreased $6,430,000 to $23,310,000, or 19.2% of sales, from $29,740,000, or 23.1% of sales, for the same period last year. The gross margin percentage decrease for the three and nine months ended September 30, 2006 was primarily due to a reduced domestic production level, which affected fixed cost absorption and manufacturing efficiencies, as well as an unfavorable sales mix and higher manufacturing costs.

Selling, general and administrative expenses for the three months ended September 30, 2006 increased $165,000 to $6,885,000, or 19.5% of sales, from $6,720,000, or 16.4% of sales, for the year ago period. For the nine months ended September 30, 2006, selling, general and administrative expenses increased $632,000 to $20,933,000, or 17.2% of sales, from $20,301,000, or 15.8% of sales, for the same period last year. Higher selling, general and administrative expenses for 2006, as compared to the prior year periods, was primarily due to an increase in professional fees, one-time termination benefit costs associated with the restructuring and higher selling related costs, partially offset by lower bad debt expense.

Interest expense for the three and nine months ended September 30, 2006 was $63,000 and $193,000, respectively, as compared to $342,000 and $660,000, respectively, for the same periods in 2005. Interest expense was lower this year as compared to the prior year period since the Company had no bank indebtedness in 2006.

Chromcraft Revington's effective income tax (benefit) rate for the three and nine months ended September 30, 2006 was (30.3%) and (23.1%), respectively, as compared to 36.9% and 36.9%, respectively, for the prior year periods. The income tax benefit for 2006 was reduced by a $325,000 valuation allowance established for certain state net operating losses. The Company determined, due to the restructuring activities, that it is unlikely that certain state net operating loss carryforwards will be utilized. In addition, the income tax benefit was negatively impacted by the distribution of the operating loss for state tax purposes in 2006.

The net loss for the three months ended September 30, 2006 was $4,457,000, or $1.01 loss per share, as compared to net earnings of $1,191,000, or $.27 per share on a diluted basis, for the prior year period. Excluding the impact of the restructuring and impairment charge and the tax valuation allowance, the Company would have had a net loss of $640,000, or $.14 loss per share, for the third quarter of 2006.

For the first nine months of 2006, the net loss was $2,652,000, or $.60 loss per share, as compared to net earnings of $5,540,000, or $1.28 per share on a diluted basis, for the prior year period. Excluding the restructuring and asset impairment charge and the tax valuation allowance, the Company would have had net earnings of $1,165,000, or $.26 per share on a diluted basis, for the nine months ended September 30, 2006.

Financial Condition, Liquidity and Capital Resources

Operating activities provided cash of $3,613,000 for the nine months ended September 30, 2006 as compared to $1,267,000 for the same period last year. The increase in cash from operating activities in 2006 as compared to the prior year period was primarily due to a lower investment in working capital attributable to the lower sales activity. Cash provided by operating activities for the first nine months of 2006 was partially offset by lower cash earnings as compared to the prior year period.

Restructuring costs and impairment charges, recorded in the third quarter of 2006, were primarily non-cash items. The Company expects to incur cash restructuring costs of $1,200,000 for one-time termination benefits and expenses to shutdown, vacate and prepare the facilities for sale. The majority of the costs are expected to be paid by the end of the first quarter of 2007. These cash expenditures do not include expected cash proceeds from the sale of the buildings, machinery and equipment ranging from $3.5 million to $4.5 million.

Investing activities used cash of $1,229,000 for capital expenditures during the first nine months of 2006, as compared to $1,047,000 spent during the same period last year. The Company expects to spend approximately $1,900,000 in 2006 on capital expenditures.

The Company did not use cash for financing activities in the first nine months of 2006. In the prior year period, cash was used to reduce bank indebtedness and repurchase common stock, which was partially offset by cash generated from stock option exercises.

The Company's primary source of liquidity is cash on hand, cash flow from internal operations and cash proceeds from asset sales. The Company also maintains an unsecured revolving loan facility with a bank ("Facility") that provides for borrowings primarily for working capital requirements, letters of credit and capital expenditures. The Company had approximately $14.7 million in availability under the Facility at September 30, 2006. The Facility matures on September 30, 2008. Availability under the Facility is based on a multiple of trailing twelve months cash flow. At December 31, 2006, the Company expects availability under the Facility will be reduced to between $10 million and $11 million. In 2007, the Company may restructure its Facility in order to provide additional bank credit availability. Management believes that its internal cash resources and external borrowing capacity are adequate to meet its short and long term liquidity requirements.

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

In September 2006, FASB issued FASB No. 157, "Fair Value Measurements" (SFAS
157), which is effective prospectively for the fiscal year beginning after November 15, 2007. SFAS 157 provides a single authoritative definition of fair value, a framework for measuring fair value, and requires additional disclosure about fair value measurements. Although the Company has not completed its analysis of SFAS 157, it is not expected to have a material impact.

In September 2006, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance regarding the process of quantifying financial statement misstatements. In order to halt the current diversity in practice, SAB 108 recommends that registrants should quantify errors using both a balance sheet approach (the "iron curtain" method) and an income statement approach (the "rollover" approach). The balance sheet approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origination. The income statement quantifies a misstatement based on the amount of the error originating in the current year income statement, while ignoring the carryover effects of prior year misstatements. SAB

108 recommends that companies quantify an error under both the rollover and iron curtain approaches and by evaluating the materiality of the error measured under each approach. If deemed material, companies would be required to adjust their financial statements. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company will adopt SAB 108 in the fourth quarter of 2006 and is in the process of assessing the impact on its results of operations, financial position and liquidity.

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

Among such risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are the ability of the Company to complete the various restructuring activities described above as currently planned and at estimated costs; general economic conditions; import and domestic competition in the furniture industry; ability of the Company to execute business strategies; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new home and existing home sales; and other factors that generally affect business. An additional list of risks relating to the Company's business is located in the Company's Form 10-K for the fiscal year ended December 31, 2005.

The Company does not undertake any obligation to update or revise publicly any forward-looking statements to reflect information, events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company had no bank indebtedness during the first nine months of 2006 and, therefore, no interest rate risk.

The Company sources certain raw materials and finished furniture, primarily from China. These purchases are fixed price contracts payable in U.S. dollars and, therefore, the Company has no material foreign exchange rate risk exposure.

As part of the restructuring activities, as described above, certain inventories were written down to anticipated net realizable value. These inventories are subject to market changes, which may result in more discounts and reduce expected selling prices further.

Item 4. Controls and Procedures

Chromcraft Revington's principal executive officer and principal financial officer have concluded, based upon their evaluation, that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of the end of the period covered by this Form 10-Q.

There have been no significant changes in Chromcraft Revington's internal control over financial reporting that occurred during the third quarter of 2006 that may have materially affected, or are reasonably likely to materially affect, Chromcraft Revington's internal control over financial reporting.

                                    PART II.

Item 1A. Risk Factors

The following is an additional risk factor for the Company:

WE ARE ENGAGING IN RESTRUCTURING ACTIVITIES, AND THESE ACTIVITIES WILL NEGATIVELY IMPACT OUR EARNINGS.

Our restructuring activities in 2006 will negatively impact our earnings for 2006. Additional restructuring charges, asset impairments, transition costs and/or increased operating costs may be necessary in the future. The impact of any current or future restructuring activities on our earnings is dependent upon the restructuring activities being completed as planned and at estimated costs. In addition, restructuring activities can result in unanticipated adverse effects on our business that may further negatively impact our earnings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to shares of Chromcraft Revington common stock repurchased by the Company during the three months ended September 30, 2006.

Purchase of Equity Securities

                                                                                          Maximum number
                                                                     Total number of     (or approximate
                                                                    shares purchased     dollar value) of
                                                                       as part of      shares that may yet
                                        Total number     Average        publicly        be purchased under
                                         of shares     price paid    announced plans       the plans or
Period                                    purchased     per share      or programs         programs (1)
------                                  ------------   ----------   ----------------   -------------------
July 2, 2006 to July 29, 2006                --            --              --                702,965
July 30, 2006 to August 26, 2006             --            --              --                702,965
August 27, 2006 to September 30, 2006        --            --              --                702,965
                                            ---           ---             ---
Total                                        --            --              --
                                            ===           ===             ===

(1)  The Company has maintained a share repurchase program since 1997.

Item 5.  Other Information

On October 26, 2006, Cochrane Furniture Company, Inc. ("Cochrane Furniture") and Stephen D. Healy entered into a Retirement and Consulting Agreement (the "Consulting Agreement"). Mr. Healy currently serves as the President of Cochrane Furniture, a wholly-owned subsidiary of the Company, but is not an executive officer of the Company.

The Consulting Agreement provides that, upon his retirement from Cochrane Furniture on or before December 31, 2006, Mr. Healy will provide certain consulting services to the Company, Cochrane Furniture or any of the Company's subsidiaries or affiliates through March 31, 2007 as may be requested by the Chairman of the Company up to 160 hours per month. Mr. Healy will be paid a consulting fee during this period of approximately $19,000 per month. From April 1, 2007 until June 30, 2008, Mr. Healy may, in his discretion, accept consulting assignments from the Company, Cochrane Furniture or any of the Company's subsidiaries or affiliates. Mr. Healy will be paid a consulting fee during this subsequent period of $1,000 per day (but not to exceed $15,000 for any period of 20 consecutive business days if the Company, Cochrane Furniture or any of the Company's subsidiaries or affiliates has engaged Mr. Healy to provide consulting services during each of such days).

The foregoing description of the material terms of the Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the Consulting Agreement, a copy of which is filed as Exhibit 10.93 to this Form 10-Q.

Item 6. Exhibits

10.93 Retirement and Consulting Agreement dated October 26, 2006, between Cochrane Furniture Company, Inc. and Stephen D. Healy (filed herewith).

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

                                        Chromcraft Revington, Inc.
                                        (Registrant)


Date: November 14, 2006                 By: /s/ Frank T. Kane
                                            ------------------------------------
                                            Frank T. Kane
                                            Vice President-Finance
                                            (Duly Authorized Officer and
                                            Principal Accounting and Financial
                                            Officer)