Form 10-K
period 2006-12-31
CHROMCRAFT REVINGTON INC
filed 2007-03-26
CIK 884130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                           to
Commission file number 1-13970
CHROMCRAFT REVINGTON, INC.
(Exact name of registrant as specified in its charter)

Delaware	35-1848094
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
1330 Win Hentschel Blvd., Ste. 250, West Lafayette, IN 47906
(Address, including zip code, of registrant’s principal executive offices)
(765) 807-2640
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Name of each
Title of each class	exchange on which registered

Common Stock, $.01 par value	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 1, 2007, there were 6,167,876 shares of the registrant’s common stock ($.01 par value) outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2006 was $50.4 million (based upon the closing price of the registrant’s common stock, as reported by the American Stock Exchange).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the annual meeting of stockholders to be held May 9, 2007 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
General
     Chromcraft Revington, Inc., incorporated in 1992 under the laws of Delaware, is engaged in the design, import, manufacture and marketing of residential and commercial furniture through its wholly-owned subsidiaries (collectively, “Chromcraft Revington” or the “Company”). Chromcraft Revington is headquartered in West Lafayette, IN with furniture manufacturing and warehousing operations in Delphi, IN, Senatobia, MS and Lincolnton, NC.
     During 2006, the Company consolidated its sales management and the sales representation of its Peters-Revington, Chromcraft and Silver furniture brands into one integrated sales organization. Recently, the Company combined its remaining residential furniture brands to form a single sales force and appointed new senior management to lead the coordinated sales function. The Company also recently combined its various product development and marketing brand organizations and has started to coordinate its residential furniture brand marketing programs with new functional management.
     In addition, the Company implemented a restructuring program in 2006 that included the shut down, relocation, consolidation and outsourcing of certain furniture manufacturing and distribution operations. The purposes of the restructuring were to improve the utilization of a global supply chain, to reduce fixed costs and to increase overall asset utilization.
     These restructuring activities included the outsourcing of the Company’s Sumter brand bedroom and dining room furniture that were produced at the Sumter, SC facilities to contract manufacturers located primarily in China. Furniture manufacturing operations in Sumter, SC were shut down on October 31, 2006, and the Company is now distributing the Sumter brand furniture consolidated with other products from its existing Lincolnton, NC distribution facilities. Sumter’s machinery and equipment were sold in 2006, and its facilities are included in assets held for sale at December 31, 2006. The restructuring program also included the shut down of the Company’s warehouse and distribution center in Knoxville, TN on December 31, 2006, which distributed Silver brand occasional furniture. The Silver brand occasional furniture products are now combined with the Company’s Peters-Revington brand occasional furniture and distributed from existing facilities in Delphi, IN. The Knoxville, TN distribution center is included in assets held for sale at December 31, 2006. The restructuring activities also included the closure of the Company’s wood processing plant in Warrenton, NC in December 2006. Furniture parts production at this facility was outsourced to various suppliers or transferred to existing facilities in Lincolnton, NC. The Warrenton, NC facilities, machinery and equipment are included in assets held for sale at December 31, 2006. The final component of the Company’s 2006 restructuring program was the relocation and consolidation of its upholstered furniture operations with other manufacturing operations located in Lincolnton, NC. The building that contained the upholstery operations is included in assets held for sale at December 31, 2006. As part of the restructuring program, 272 associate positions will be eliminated and approximately one million square feet of manufacturing and warehousing space is held for sale at December 31, 2006.
     As a result of these restructuring activities, the Company recorded a restructuring and impairment charge of $7,372,000 pre-tax, or $4,703,000 after tax, representing a $1.07 loss per share for the year ended December 31, 2006. The charge includes asset impairments of facilities, machinery and equipment of $3,419,000 pre-tax, inventory write-downs of $3,011,000 pre-tax to reflect the anticipated net realizable value, one-time termination benefits of $463,000 pre-tax and costs to shut down, vacate and prepare for sale of $479,000 pre-tax. Also, in connection with the restructuring, the Company recorded a non-cash income tax charge of $325,000, or $.07 loss per share, to reflect the establishment of a valuation allowance and the reduction of a deferred income tax asset. The Company expects to incur additional costs of approximately $500,000 pre-tax during the year ending December 31, 2007 for one-time termination benefits, and costs to shut down, vacate, and prepare the Company facilities held for sale in connection with the restructuring.
     The Company believes the restructuring activities are an important step in repositioning the Company in the evolving furniture marketplace and in strengthening the Company’s ability to remain competitive. These actions are expected to provide customers with better value, broader product selection and improved delivery services. This strategic transformation of the Company’s business model involves a significant expansion of global sourcing activities, as well as a conversion of U.S. operations toward an increased focus on distribution and logistics of imported products and a shift in its manufacturing operations toward use of demand flow and value-added mass customization techniques.
     As the Company continues to adapt to the evolving furniture marketplace and integrate functions common to its various products, additional restructuring charges, asset impairments, transition costs, reduced revenues, and increased operating expenses may occur.
Products and Brands
     The Company markets its products under five brands. Peters-Revington, Cochrane, Sumter and Silver brands exclusively serve the residential market, and the Chromcraft brand serves both residential and commercial markets. Each brand is focused on serving the unique consumer and end-user needs of specific market niches within larger product categories. These include occasional, bedroom, dining room, upholstered and commercial furniture. Recently, the Company launched a new trade identity for its residential furniture brands under the “CR Home” banner.
Occasional Furniture
     Four of the Company’s brands supply occasional furniture from entry to mid-to-upper price points primarily to independent and regional furniture retailers. Occasional furniture includes coffee tables, end tables and sofa tables. Occasional furniture collections may also include coordinating furniture items such as entertainment storage cabinets, library and modular wall units, curios and other accent pieces. Occasional furniture is manufactured using a wide assortment of materials including solid hardwoods, veneers, printed fiberboard, metals, glass, natural stone, leathers and other materials.
     The Peters-Revington and Silver brands are uniquely focused on the occasional furniture category and offer one of the broadest assortments of occasional furniture. They market and sell occasional furniture primarily at medium price points through independent and regional retailers. The brands have various collections with extensive item selection incorporating common designs and styling elements. Occasional furniture is manufactured and sourced globally to provide a variety of products for the brands. The brands provide products based on a wide range of consumer lifestyle-based needs from traditional American and European styles to more contemporary urban fusion designs. Imported occasional tables generally require some assembly by a retailer or consumer. Some occasional table collections include coordinating leather upholstery. Also, certain imported furniture is sold to retailers by direct container delivered to the retailer from an overseas supplier.
     Occasional furniture is marketed under the Cochrane brand in coordination with its exposed wood upholstered products. This provides consumers and retailers with a unique combination of built-to-order upholstered products with style coordinating occasional furniture room groupings. Cochrane’s occasional products are sold at mid-market price points.
     The Sumter brand is focused on premium solid wood high quality furniture. Included in the brand collections are a number of entertainment storage units that incorporate common style and construction features. Sumter’s occasional furniture is positioned at mid-market and premium price points.
Bedroom Furniture
     Bedroom furniture includes bed frames, dressers, night stands, entertainment armoires and mirrors in a wide range of styles. The Company utilizes a global supply chain to provide furniture components and finished products to supplement its U.S.-based manufacturing operations of bedroom furniture. Bedroom furniture is primarily constructed from solid hardwoods.
     The Cochrane brand focuses on mid-priced and customized bedroom collections. The Cochrane brand also includes a range of inventoried bedroom styles to provide a wider selection within its collections.
     The Sumter brand is positioned to serve the mid-to-upper price points offering premium construction and larger scale bedroom furniture.
Dining Room Furniture
     The Company manufactures and markets formal and casual dining furniture for use in dining rooms, great rooms, kitchens, and hearth rooms. Dining room furniture includes a broad line of tables, armed and side chairs, buffets and china cabinets in a wide range of designs. Three of the brands provide products in these niches.
     The Chromcraft brand mainly focuses on metal and mixed media casual dining furniture. The product line consists primarily of dining tables manufactured with laminated, wood or glass table tops with stationary or tilt-swivel chairs. Certain casual dining sets have matching barstools and china cabinets. Chairs are upholstered in a variety of fabrics and vinyls, while tables are manufactured from metal, wood, glass, faux marble and other materials and come in a variety of shapes. Most casual dining furniture is custom-ordered by the retailer or consumer. The Chromcraft brand products are primarily manufactured in a U.S. production facility. The Chromcraft brand also imports a variety of casual dining furniture mainly to broaden its product offerings and price points. Chromcraft’s casual dining furniture is offered in a wide range of designs from contemporary to traditional styling and is sold at medium price points.
     The Sumter brand offers formal dining room furniture in solid wood. It is focused on serving the needs of upper-end consumers with traditional craftsman construction and features. The products are designed in traditional and transitional styles and are positioned at mid-to-higher price points.

     The Cochrane brand provides custom-design wood casual dining room furniture. Under this program, consumers can personalize their dining tables, chairs and china cabinets by selecting from a kiosk unit, various wood finishes and styling, chair fabrics, hardware, accent finishes and table sizes and shapes. Custom-design dining room furniture is manufactured in solid wood and sold at mid-to-higher price points. The brand also includes more traditional dining room furniture sets to provide a wide range of consumer choice.
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
     The Peters-Revington and Silver brands also provide upholstered furniture. These brands focus on style, coordinating medium-priced leather sofas and chairs designed in conjunction with occasional tables and entertainment storage furniture.
Commercial Furniture
     Commercial furniture products are sold under the Chromcraft brand and include office chairs, conference, meeting room and training tables and lounge-area seating furniture for airports and other public waiting areas. Office chairs are offered in various grades and colors of fabric or leather and include executive, ergonomic and computer task models. Also, a limited number of commercial chairs are imported to broaden product offerings. Chromcraft commercial brand furniture mainly sells at mid-market price points and is marketed primarily through commercial dealers.
Customers and Distribution
     There are many channels of furniture distribution including independent furniture stores, national and regional chains, office furniture stores, rental/rent-to-own stores, specialty stores, department stores, catalogs, wholesale clubs, and manufacturer dedicated stores. The Company markets and sells its residential furniture primarily to independent furniture retailers and regional furniture chains. Chromcraft’s commercial furniture is sold primarily to office furniture dealers, wholesalers, distributors, furniture rental stores and contract customers.
     The Company has over 5,000 active customer accounts. Major customers include Nebraska Furniture Mart, Jordan’s, Rooms To Go, Aaron’s, American and Gallery Furniture. No material amount of Chromcraft Revington’s sales is dependent upon a single customer. Sales outside the U.S. represent less than one percent of total sales. Furniture is primarily sold through independent sales representatives.
Competition
     The furniture industry is highly fragmented, and the Company encounters intense domestic and foreign import competition in the sale of all its products. The furniture markets in which the Company participates include a large number of relatively small domestic and foreign manufacturers. In recent years, manufacturers in China and other Asian countries, which benefit from lower labor costs, have significantly increased shipments into the U.S. Many of the Company’s competitors, some of which are larger and have greater financial resources, produce a number of products which are not competitive with the Company’s products. In many cases, such companies do not disclose the portion of their sales attributable to products similar to those manufactured by the Company. It is, therefore, impractical to state with any certainty the Company’s relative position in a particular product line. Competition in the Company’s products is in the form of the quality of its products, service and selling prices.
Manufacturing and Global Sourcing
     The Company has several manufacturing and warehousing facilities in the U.S. to supply products for its five brands. Wood and metal working plants include machining, finishing and assembly operations. The Company’s upholstered furniture operations include chair foam production, cutting and sewing operations.
     In recent years, the Company has increased imports of furniture components and finished furniture from lower labor cost areas such as China to supplement the Company’s domestic furniture manufacturing. The Company uses agents and Company personnel to purchase furniture parts and finished furniture from suppliers primarily located in China, Vietnam and the Philippines. Suppliers are selected to maintain high quality products on a timely basis and at competitive prices. Agents and Company personnel perform quality control inspections at supplier locations. The Company maintains a purchasing and quality control inspection office in China.
     Imported furniture is purchased in U.S. dollars and, as a result, Chromcraft Revington is not subject to foreign currency exchange risk.
Raw Materials
     The major raw materials used in manufacturing are wood, steel, fabrics, glass, chair mechanisms, fiberboard, finishing materials, hardware, cartons and foam for upholstered furniture. Chromcraft Revington believes that supplies of raw materials are available in sufficient quantities from an adequate number of suppliers. No significant shortages of raw materials were experienced during 2006.
Inventory and Seasonal Requirements
     The Company maintains finished goods inventories for occasional, dining room and bedroom furniture in order to respond quickly to customer delivery needs. Most custom-designed casual dining room furniture, upholstered furniture and commercial furniture is made to customer specifications and, therefore, is not carried in stock. A limited number of commercial furniture items are maintained for quick delivery programs.
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

Backlog
     The Company’s backlog of sales orders was approximately $10.9 million at December 31, 2006, as compared to approximately $13.2 million at December 31, 2005. Order backlog at any particular time is not necessarily indicative of the level of future shipments.
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
Associates
     The Company employs a total of 904 people. None of the associates are represented by a collective bargaining agreement.
Additional Information
     Chromcraft Revington files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Stockholders may inspect and copy these materials at the Public Reference Room maintained by the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of the site is http://www.sec.gov. Copies of the Company’s annual, quarterly and current reports are available to stockholders without charge upon written request to: Corporate Secretary, Chromcraft Revington, Inc., 1330 Win Hentschel Blvd., Suite 250, West Lafayette, IN 47906.
Item 1A. Risk Factors
Our sales and earnings may be negatively impacted by foreign competition.
     The U.S. furniture industry is shifting rapidly from a domestic manufacturing base to a highly competitive global supply chain. Global manufacturers, primarily in China and other Asian countries, have used substantially lower labor costs and somewhat lower material costs to achieve a competitive advantage over U.S. based manufacturers. We expect these competitive industry conditions to continue. As a result, we are subject to the risk of losing market share to import competition, which could negatively impact our sales and earnings.

Business model change may impact operating results.
     As the Company continues to adapt to the global furniture marketplace and integrate functions common to its various products, additional restructuring charges, asset impairments, transition costs, reduced revenues, and/or increased operating expenses may occur.
Organizational changes may impact operating results.
     The Company is transitioning its management, organization and independent sales representation from a divisional brand management structure to a functionally integrated organization. These cultural changes to the organization may negatively impact sales and earnings.
We may not be able to raise prices because of competitive pressures.
     The furniture industry is highly fragmented, and we encounter strong domestic and foreign competition in the sale of all our products. Some of these competitors are larger than we are and have greater financial resources. Our manufacturing operations also have experienced inflationary price increases in raw materials and other costs. Current market and competitive pressures may limit our ability to raise prices or to pass through significant cost increases to our customers. This could lower our earnings.
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
     Furniture preferences, styles and buying patterns are subject to change. If we are unable to predict or respond to changes in these preferences, styles or patterns, or if customer acceptance of our existing and new product lines decreases, we may lose sales and may have to sell excess inventory at reduced prices. This could lower our earnings.
Our business is affected by general economic conditions.
     The furniture industry historically has been cyclical in nature. General economic conditions as well as items such as interest rates, credit availability and inflationary trends influence business and consumer spending. These factors affect furniture buying decisions of end purchasers and the furniture retailers who are our primary customers, and could affect our sales and earnings.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     The following table summarizes the Company’s principal facilities as of December 31, 2006:

	Square			Owned/
Location	Feet	Operations	Product	Lease
West Lafayette, IN	4,000	Headquarters		Lease

Delphi, IN	519,000	Manufacturing / warehousing	Occasional/ upholstery	Owned

Lincolnton, NC	368,000	Manufacturing / warehousing	All residential categories	Owned

Lincolnton, NC	159,000	Warehousing	All residential categories	Owned

Senatobia, MS	560,000	Manufacturing / warehousing	Dining Room/ commercial	Owned

Highpoint, NC, Las Vegas, NV and Chicago, IL	71,000	Showrooms		Lease
     Chromcraft Revington also leases trucks, trailers and other transportation equipment. Management believes its properties and equipment are well maintained, in good operating condition and adequate to support present operations. The Company is not utilizing all of its productive capacity.
Item 3. Legal Proceedings
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     None.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Chromcraft Revington’s common stock is traded on the American Stock Exchange under the ticker symbol “CRC”. The following table sets forth the high and low prices of the common stock, as reported by the American Stock Exchange:

	2006		2005
	High	Low	High	Low
First quarter	$13.52	$12.61	$13.78	$12.65
Second quarter	13.62	11.60	13.95	11.52
Third quarter	11.89	9.55	14.70	13.10
Fourth quarter	9.95	7.80	13.71	11.90
     As of March 1, 2007, there were approximately 248 security holders of record of Chromcraft Revington’s common stock. The Company does not intend to pay cash dividends in the foreseeable future. Chromcraft Revington’s bank credit agreement permits the payment of cash dividends. On March 1, 2007, the closing price of Chromcraft Revington’s common stock was $8.42 as reported by the American Stock Exchange.
Equity Compensation Plan Information
     The following table provides certain information as of December 31, 2006 with respect to the Company’s equity compensation plans under which equity securities of the Company are authorized for issuance.

Number of
	securities to	Weighted
	be issued	average
	upon exercise	exercise price
	of outstanding	of outstanding
	options,	options,	Number of
	warrants and	warrants and	securities
Plan Category	rights	rights	remaining (1)
Equity compensation plans approved by security holders (2)	610,788	$12.11	352,425
Equity compensation plans not approved by security holders (3)	—	—	—

Total	610,788	$12.11	352,425

(1)	Available for future issuance under equity compensation plans (excluding securities reflected in the first column).

(2)	Includes the Chromcraft Revington, Inc. 1992 Stock Option Plan and the Directors’ Stock Plan of Chromcraft Revington, Inc.

(3)	The Company has no equity compensation plan that has not been authorized by its stockholders.

Purchases of Equity Securities by the Issuer
     The following table represents information with respect to shares of Chromcraft Revington common stock repurchased by the Company during the three months ended December 31, 2006.

Maximum
number (or
			Total number	approximate
			of shares	dollar value)
			purchased as	of shares that
			part of	may yet be
			publicly	purchased
	Total number		announced	under the
	of shares	Average price	plans or	plans or
Period	purchased	paid per share	programs	programs(1)
October 1, 2006 to October 28, 2006	—	—	—	702,965
October 29, 2006 to November 25, 2006	—	—	—	702,965

November 26, 2006 to December 31, 2006	—	—	—	702,965

(1)	The Company has maintained a share repurchase program since 1997.
Stock Performance Graph
     The graph set forth below compares the five-year cumulative total stockholder return of the Company’s common stock with the cumulative total stockholder return of (i) the Russell 3000® Index, and (ii) an industry peer group index compiled by the Company. The graph assumes $100 was invested on January 1, 2002 in the Company’s common stock, the Russell 3000® Index and the companies in the peer group and assumes the reinvestment of dividends, if any.

     The peer group includes the following companies: Bassett Furniture Industries, Inc., Flexsteel Industries, Inc., Furniture Brands International, Hooker Furniture Corporation, Kimball International, Inc., La-Z-Boy Incorporated and Stanley Furniture Company, Inc. Calculations for this graph were prepared by Hemscott, Inc.
     The peer group utilized in the above stock performance graph consists of the same companies utilized in the stock performance graph included in the Company’s proxy statement for its 2006 annual meeting of stockholders, with the exception of Rowe Companies, Inc. Rowe Companies, Inc. was included in last year’s peer group but not in this year’s peer group because The Rowe Companies, Inc. and its two operating subsidiaries, Rowe Furniture Inc. and Storehouse Inc., filed voluntary petitions for reorganization under the U.S. Bankruptcy Code in September, 2006. The Rowe Companies, Inc. subsequently voluntarily withdrew the listing of its common stock from the American Stock Exchange.

Item 6. Selected Financial Data

(In thousands, except per share and employee data)	Year Ended December 31,
	2006 (a)	2005	2004	2003 (b)	2002
Operating Results
Sales	$160,478	$169,565	$172,393	$184,228	$214,186

Operating income (loss)	(4,316)	11,110	13,135	15,023	19,077
Interest expense	232	753	788	1,147	1,758

Earnings (loss) before income tax expense (benefit) and accounting change	(4,548)	10,357	12,347	13,876	17,319
Income tax (benefit) expense (c)	(1,155)	3,112	4,679	5,788	6,581

Earnings (loss) before accounting change	(3,393)	7,245	7,668	8,088	10,738
Cumulative effect of an accounting change (net of tax benefit) (d)	—	—	—	—	(26,727)

Net earnings (loss)	$(3,393)	$7,245	$7,668	$8,088	$(15,989)

Earnings (loss) per share of common stock after accounting change
Basic	$(.77)	$1.69	$1.85	$1.97	$(3.09)

Diluted	$(.77)	$1.66	$1.82	$1.94	$(3.09)

Shares used in computing earnings (loss) per share
Basic	4,415	4,277	4,143	4,109	5,168
Diluted	4,415	4,357	4,215	4,173	5,168

Financial Position (December 31,)
Cash and cash equivalents	$8,418	$—	$—	$—	$—
Working capital	$43,233	$44,878	$40,054	$35,044	$39,141
Total assets	$85,818	$89,259	$87,036	$85,900	$100,465
Bank indebtedness	$—	$—	$5,700	$12,050	$28,050
Stockholders’ equity	$70,418	$72,662	$62,909	$53,798	$45,770

Other Data
Operating income (loss) margin	(2.7%)	6.6%	7.6%	8.2%	8.9%
Depreciation and amortization	$3,086	$3,491	$3,721	$4,188	$4,718
Capital expenditures	$1,649	$1,521	$1,086	$674	$1,538
Common stock repurchases (e)
Shares	—	66	—	169	5,695
Total cost	$—	$864	$—	$2,226	$60,529
Number of employees	904	1,400	1,400	1,500	1,700

(a)	Includes a restructuring and impairment charge of $7,372,000 pre-tax for the year ended December 31, 2006, to shut down, relocate, and consolidate certain of the Company’s operations.

(b)	For the year ended December 31, 2003, operating income included a gain of $3,650,000 pre-tax on the resolution of a claim that existed as part of the Company’s earlier acquisition of a subsidiary.

(c)	In connection with the Company’s restructuring activities, a non-cash income tax charge of $325,000 was recorded for the year ended December 31, 2006 for the reduction of a deferred income tax asset.

For the year ended December 31, 2005, income tax expense includes a non-recurring income tax benefit of $710,000 primarily due to the favorable resolution of a tax contingency.

For the year ended December 31, 2003, income tax expense includes $515,000 of additional income tax expense for a change in the tax basis of certain acquired assets.

(d)	Effective January 1, 2002, the Company recorded a non-cash transition charge for the impairment of goodwill.

(e)	Common stock purchases in 2002 includes 2,000,000 shares acquired by the Company’s ESOP Trust.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Beginning in the late 1990’s, the U.S. furniture industry began undergoing a dramatic shift from a domestic manufacturing base to a highly competitive global supply chain. Global manufacturers, primarily in China and other Asian countries, have used substantially lower labor costs and somewhat lower material costs to achieve a competitive advantage over U.S. based manufacturers. As a result, numerous U.S. based manufacturing operations have been closed or have converted to alternative business models.
     During 2006, the Company consolidated its sales management and the sales representation of its Peters-Revington, Chromcraft and Silver furniture brands into one integrated sales organization. Recently, the Company combined its remaining residential furniture brands to form a single sales force and appointed new senior management to lead the coordinated sales function. The Company also recently combined its various product development and marketing brand organizations and has started to coordinate its residential furniture brand marketing programs with new functional management.
     In addition, the Company implemented a restructuring program in 2006 that included the shut down, relocation, consolidation and outsourcing of certain furniture manufacturing and distribution operations. The purposes of the restructuring were to improve the utilization of a global supply chain, to reduce fixed costs and to increase overall asset utilization.
     These restructuring activities included the outsourcing of the Company’s Sumter brand bedroom and dining room furniture that were produced at the Sumter, SC facilities to contract manufacturers located primarily in China. Furniture manufacturing operations in Sumter, SC were shut down on October 31, 2006, and the Company is now distributing the Sumter brand furniture consolidated with other products from its existing Lincolnton, NC distribution facilities. Sumter’s machinery and equipment were sold in 2006, and its facilities are included in assets held for sale at December 31, 2006. The restructuring program also included the shut down of the Company’s warehouse and distribution center in Knoxville, TN on December 31, 2006, which distributed Silver brand occasional furniture. The Silver brand occasional furniture products are now combined with the Company’s Peters-Revington brand occasional furniture and distributed from existing facilities in Delphi, IN. The Knoxville, TN distribution center is included in assets held for sale at December 31, 2006. The restructuring activities also included the closure of the Company’s wood processing plant in Warrenton, NC in December 2006. Furniture parts production at this facility was outsourced to various suppliers or transferred to existing facilities in Lincolnton, NC. The Warrenton, NC facilities, machinery and equipment are included in assets held for sale at December 31, 2006. The final component of the Company’s 2006 restructuring program was the relocation and consolidation of its upholstered furniture operations with other manufacturing operations located in Lincolnton, NC. The building that contained the upholstery operations is included in assets held for sale at December 31, 2006. As part of the restructuring program, 272 associate positions will be eliminated and approximately one million square feet of manufacturing and warehousing space is held for sale at December 31, 2006.
     As a result of these restructuring activities, the Company recorded a restructuring and impairment charge of $7,372,000 pre-tax, or $4,703,000 after tax, representing a $1.07 loss per share for the year ended December 31, 2006. The charge includes asset impairments of facilities, machinery and equipment of $3,419,000 pre-tax, inventory write-downs of $3,011,000 pre-tax to reflect the anticipated net realizable value, one-time termination benefits of $463,000 pre-tax and costs to shut down, vacate and prepare for sale of $479,000 pre-tax. Also, in connection with the restructuring the Company recorded a non-cash income tax charge of $325,000, or $.07 loss per share, to reflect the establishment of a valuation allowance and the reduction of a deferred income tax asset. The Company expects to incur additional costs of approximately $500,000 pre-tax during the year ending December 31, 2007 for one-time termination benefits, and costs to shut down, vacate, and prepare the Company facilities held for sale in connection with the restructuring.
     The Company believes the restructuring activities are an important step in repositioning the Company in the evolving furniture marketplace and in strengthening the Company’s ability to remain competitive. These actions are expected to provide customers with better value, broader product selection and improved delivery services. This strategic transformation of the Company’s business model involves a significant expansion of global sourcing activities, as well as a conversion of U.S. operations toward an increased focus on distribution and logistics of imported products and a shift in its manufacturing operations toward use of demand flow and value-added mass customization techniques.
     As the Company continues to adapt to the evolving furniture marketplace and integrate functions common to its various products, additional restructuring charges, asset impairments, transition costs, reduced revenues and increased operating expenses may occur.
Results of Operations
     The table below sets forth the results of operations of Chromcraft Revington for the years ended December 31, 2006, 2005 and 2004 expressed as a percentage of sales:

	2006	2005	2004
Sales	100.0%	100.0%	100.0%
Gross margin after restructuring and impairment charges	14.7	22.2	22.9

Gross margin before restructuring and impairment charges	19.1	22.2	22.9

Selling, general and administrative expenses	17.4	15.6	15.3

Operating income (loss)	(2.7)	6.6	7.6
Interest expense, net	0.1	0.5	0.4

Earnings (loss) before income tax expense (benefit)	(2.8)	6.1	7.2
Income tax expense (benefit)	(0.7)	1.8	2.7

Net earnings (loss)	(2.1)%	4.3%	4.5%

Gross Margin Reconciliation
     The following table is a reconciliation of the Company’s gross margin before restructuring and impairment charges, expressed as a percentage of sales, which is considered a non-GAAP financial measure. This non-GAAP financial measure has been included because management believes it will assist the reader in comparing the Company’s gross margin on a year-over-year basis for the years presented in the above table. As indicated in this report, the Company incurred restructuring and asset impairment charges in 2006 but had not incurred similar charges in 2005 or 2004.

	Year Ended December 31,
	2006	2005	2004
Gross margin after restructuring and impairment charges	14.7%	22.2%	22.9%
Restructuring and impairment charges
Asset impairment charges	2.1	—	—
Inventory write-downs	1.9	—	—
Disposal and exit activity costs	0.4	—	—

Gross margin before restructuring and impairment charges	19.1%	22.2%	22.9%

2006 Compared to 2005
     Consolidated sales for 2006 were $160,478,000, a 5.4% decrease from sales of $169,565,000 for 2005. Shipments of all residential furniture categories, particularly bedroom and dining room, were lower in 2006, partially offset by higher sales of commercial furniture. Commercial furniture shipments in 2006 were boosted from an increase in airport waiting area seating as compared to the prior year. The consolidated sales decline in 2006 was primarily due to competitive pressure from imports, unsuccessful product introductions and a weak retail environment. Shipments of imported furniture were higher for 2006 as compared to the prior year. The number of units sold decreased compared to the prior year.
     Gross margin decreased $14,005,000 to $23,636,000 in 2006, as compared to $37,641,000 in 2005. The Company recorded a restructuring and asset impairment charge in 2006 of which $7,083,000 impacted gross margin. The restructuring activities included the shut down, relocation, consolidation and outsourcing of certain furniture manufacturing and distribution operations. The charge consisted of a non-cash asset impairment charge of $3,419,000 to reduce the carrying value of buildings, machinery and equipment to fair value, a non-cash inventory write-downs of $3,011,000 to reflect anticipated net realizable value on disposition and $653,000 to record costs associated with disposal and exit activities.
     Gross margin, before the restructuring and impairment charge, decreased $6,922,000 to $30,719,000, or 19.1% of sales for 2006, from $37,641,000, or 22.2% of sales, for 2005. The gross margin percentage decrease for 2006 was primarily due to a reduced domestic production level due, in part, to the wind down of certain operations, which affected fixed cost absorption, and manufacturing efficiencies. The lower gross margin in 2006 was also due to an unfavorable sales mix.
     Selling, general and administrative expenses increased $1,421,000 to $27,952,000 from $26,531,000 in 2005. The higher expense in 2006 was primarily due to an increase in professional fees, restructuring costs and compensation related costs, partially off-set by lower bad debt and sales commission expense.

     Interest expense was $232,000 in 2006 as compared to $753,000 in 2005. Interest expense was lower in 2006 as compared to the prior year period since the Company had no bank indebtedness in 2006.
     The income tax benefit of (25.4%) in 2006 was negatively impacted by a restructuring related non-cash income tax charge due to the Company utilizing a deferred income tax asset for a state net operating loss carryforward for income realized at a subsidiary level on the cancellation of intercompany indebtedness. In addition, the Company determined that it is unlikely that the remaining portion of this state net operating loss carryforward will be utilized. As a result, the Company recorded a non-cash income tax charge of $325,000, which had a 7.2% tax rate impact, for the year ended December 31, 2006 to reflect the establishment of a valuation allowance and the reduction of the deferred income tax asset. In addition, the income tax benefit was negatively impacted by the distribution of the operating loss for state tax purposes in 2006.
     The Company’s effective income tax rate of 30.0% in 2005 included a non-recurring income tax benefit of $710,000, which represented a 6.9% tax rate impact, primarily due to the favorable resolution of a tax contingency.
2005 Compared to 2004
     For 2005, sales decreased 1.6% to $169,565,000 from $172,393,000 reported in 2004. Dining room and bedroom shipments were lower in 2005, partially offset by higher sales of upholstered and commercial furniture. Occasional furniture shipments in 2005 were at approximately the same level as in 2004. The consolidated sales decline was primarily due to a lower number of units sold attributable to relative competitiveness. Selling prices were slightly higher compared to the prior year.
     Gross margin decreased $1,773,000 to $37,641,000, or 22.2% of sales in 2005, from $39,414,000, or 22.9% of sales in 2004. The decrease in gross margin percentage in 2005 was primarily due to an unfavorable sales mix and reduced production levels at two facilities, which impacted fixed cost absorption and manufacturing efficiencies.
     Selling, general and administrative expenses increased $252,000 to $26,531,000 from $26,279,000 in 2004. The higher expense in 2005 was primarily due to employment related costs for a new Chief Executive Officer for the Company and an increase in bad debt and product marketing expenses, partially offset by lower employee benefit costs.
     Interest expense was $753,000 in 2005 as compared to $788,000 in 2004. The lower interest expense in 2005 was primarily due to a reduction in bank borrowings. In 2005, interest expense included the write-off of unamortized bank financing fees of $161,000 associated with a multi-bank credit facility that was replaced in 2005.
     The effective income tax rate in 2005 was 30.0% as compared to 37.9% in 2004. The lower income tax rate in 2005 was mainly due to a non-recurring income tax benefit of $710,000 primarily due to the favorable resolution of a tax contingency.

     Net earnings decreased to $7,245,000 in 2005 as compared to $7,668,000 in 2004. Factors contributing to the earnings reduction are outlined in the above discussion.
Liquidity and Capital Resources
Operating Activities
     Operating activities provided cash of $8,910,000 in 2006 compared to $5,973,000 in 2005 and $7,193,000 in 2004. The increase in cash from operating activities in 2006 as compared to the prior year was primarily due to a lower investment in working capital attributable to the lower sales activity. Cash provided by operating activities for 2006 was partially offset by lower cash earnings as compared to 2005.
Investing Activities
     Investing activities used cash for capital expenditures of $1,649,000 in 2006 compared to $1,521,000 in 2005 and $1,086,000 in 2004. The Company plans to implement a new enterprise resource planning application software in 2007 and 2008. Vendor selection and costs have not been determined for this project, however, the Company expects that capital expenditures in 2007 will exceed the 2006 capital expenditures level.
     Proceeds on the disposal of property, plant and equipment were $1,157,000 in 2006 primarily due to cash received on the sale of machinery and equipment in connection with the shut down of manufacturing operations.
Financing Activities
     The Company did not use or generate cash in financing activities in 2006. In 2005 and 2004, cash was used to reduce bank indebtedness and repurchase Company common stock, which was funded partially by cash generated from stock option exercises.
     The Company’s primary source of liquidity is cash on hand, cash flow from internal operations and cash proceeds from assets held for sale. The Company also maintains an unsecured revolving loan facility with a bank (“Facility”) that provides for borrowings primarily for working capital requirements, letters of credit and capital expenditures. At December 31, 2006 the Company had approximately $13.2 million in availability and had no outstanding indebtedness under the Facility. The Facility matures on September 30, 2008.
     Availability under the Facility is based on a multiple of the trailing twelve months cash flow. The Company expects availability under the Facility to decrease in 2007 due to a reduction in cash flow. The Company plans to restructure its bank financing to a secured asset-based facility in order to provide additional bank credit availability. Management believes that its internal cash resources and external borrowing capacity are adequate to meet its short and long term liquidity requirements.

Contractual Obligations
     The following table summarizes the Company’s contractual obligations at December 31, 2006:

	Payments Due by Period
		Less than	1 - 3	4 - 5	More than
(In thousands)	Total	1 Year	Years	Years	5 Years
Operating leases	$5,129	$1,567	$2,422	$1,140	$—
Other long-term liabilities (a)	2,722	—	980	282	1,460

Total contractual cash obligations	$7,851	$1,567	$3,402	$1,422	$1,460

(a)	Includes interest.
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
Allowance for Doubtful Accounts
     The Company provides for an allowance for doubtful accounts based on expected collectability of trade receivables. The allowance for doubtful accounts is determined based on the Company’s analysis of customer credit-worthiness, historical loss experience and general economic conditions and trends.
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
Assets Held for Sale
     Assets held for sale are long-lived assets which are carried at the lower of their net book value or fair value and no longer depreciated. Fair value for buildings was determined from purchase offers or information obtained from real estate brokers. Fair value for machinery and equipment was based on auction sales, which were completed in 2007.
Recently Issued Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, the Interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 will be effective for years beginning after December 15, 2006, and the Company will be required to adopt this Interpretation in the first quarter of 2007. Based on the Company’s evaluation as of December 31, 2006, FIN 48 is not expected to have a material impact.
     In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), which is effective prospectively for the fiscal year beginning after November 15, 2007. FAS 157 provides a single authoritative definition of fair value, a framework for measuring fair value, and requires additional disclosure about fair value measurements. Although the Company has not completed its analysis of FAS 157, it is not expected to have a material impact.
     In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB No. 115 (“FAS 159”), which is effective prospectively for the fiscal year beginning after November 15, 2007. FAS 159 permits entities to measure many financial instruments and certain other items at fair value, expanding the use of fair value measurement consistent with FAS No. 157. Although no material impact is expected, the Company has not yet completed its analysis of FAS 159.
Forward-Looking Statements
     Certain information and statements contained in this report, including, without limitation, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be generally identified as such because they include future tense or dates, or are not historical or current facts, or include words such as “anticipates,” “believes,” “may,” “expects,” “intends,” “plans” or words of similar import. Forward-looking statements are not guarantees of performance or outcomes and are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected, or anticipated as of the date of this report.
     Among the risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are the ability of the Company to complete the restructuring actions referenced in this report and at estimated costs; general economic conditions; import and domestic competition in the furniture industry; ability of the Company to execute its business strategies; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new home and existing home sales; and other factors that generally affect business.
     The Company does not undertake any obligation to update or revise publicly any forward-looking statements to reflect information, events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or circumstances.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The Company had no bank indebtedness in 2006 and, therefore, no interest rate risk.
     The Company sources certain raw materials and finished furniture, primarily from China. These purchases are fixed-price contracts payable in U.S. dollars and, therefore, the Company has no material foreign currency exchange rate risk exposure.
     As part of the restructuring activities described in this report, certain inventories were written down to anticipated net realizable value, and assets held for sale were recorded at fair value. These assets are subject to market changes, which may require the Company to make further write-downs or may result in further impairments.
Item 8. Financial Statements and Supplementary Data
     The financial statements and schedule are listed in Part IV, Items 15(a) (1) and (2) and are filed as part of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Chromcraft Revington’s principal executive officer and principal financial officer have concluded, based upon their evaluation, that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of the end of the period covered by this Form 10-K.
     There have been no significant changes in Chromcraft Revington’s internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, Chromcraft Revington’s internal control over financial reporting.
Item 9B. Other Information
     The Company granted 5,600 shares of restricted stock to non-employee directors in 2006 under the Directors’ Stock Plan of the Company. The form of agreement under the plan is filed as Exhibit 10.96. The Company also granted 15,000 shares of restricted common stock to key employees in connection with their employment agreements under a form of restricted stock award agreement. The form of agreement is filed as Exhibit 10.97.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Code of Ethics
     The Company has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief financial and accounting officer, controller and any person performing similar functions) and employees. A copy of the Code of Ethics is available without charge upon written request to: Corporate Secretary, Chromcraft Revington, Inc., 1330 Win Hentschel Blvd., Ste. 250, West Lafayette, IN 47906.
Audit Committee Financial Expert
     The Company’s board of directors has determined that each member of its Audit Committee is an “audit committee financial expert,” as defined under Item 407(d) of Regulation S-K of the Securities Exchange Act of 1934. The members of the Company’s Audit Committee are John R. Hesse, Theodore L. Mullett and John D. Swift, and each is independent under the requirements of the American Stock Exchange.
     In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of required disclosures under Item 10 is not set forth herein because Chromcraft Revington intends to file with the SEC a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2006 fiscal year, which Proxy Statement will contain such information. The information required by Item 10, not presented above, is incorporated herein by reference to such Proxy Statement.
Items 11. Through 14.
     In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is not set forth herein because Chromcraft Revington intends to file with the SEC a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2006 fiscal year, which Proxy Statement will contain such information. The above information required by Items 11, 12, 13, and 14 is incorporated herein by reference to such Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. and 2. List of Financial Statements and Financial Statement Schedule:
     The following Consolidated Financial Statements of Chromcraft Revington are included in this report on Form 10-K:
     The following consolidated financial statement schedule of Chromcraft Revington is included in response to Item 15(c):

Schedule II — Valuation and Qualifying Accounts	S-1
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

(10.2)	Amendment No. 2 to the Term Loan and Security Agreement, dated December 21, 2005, by and between the Registrant and First Bankers Trust Services, Inc. (as successor trustee), not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

(10.21)	Credit Agreement, dated September 20, 2005, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 10.21 to Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2005, is incorporated herein by reference.

(10.22)	First Amendment to Credit Agreement, dated December 29, 2006, between the Registrant and Wells Fargo Bank, N.A. (filed herewith).

(10.3)	Chromcraft Revington Employee Stock Ownership Trust, effective January 1, 2002, by and between the Registrant and First Bankers Trust Services, Inc. (as successor trustee), filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

(10.31)	First Amendment to the Chromcraft Revington Employee Stock Ownership Trust, effective January 1, 2002, by and between the Registrant and First Bankers Trust Services, Inc. (as successor trustee), filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

(10.32)	Third Amendment to the Chromcraft Revington Employee Stock Ownership Trust, effective December 31, 2005, by and between the Registrant and First Bankers Trust Services, Inc., filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.
Executive Compensation Plans and Arrangements
(10.4)	Chromcraft Revington, Inc. 1992 Stock Option Plan, as amended and restated effective March 15, 2002, filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

(10.46)	Directors’ Stock Plan of Chromcraft Revington, Inc., as amended and restated effective December 1, 2005, filed as Exhibit 10.46 to Form 10-Q for the quarter ended July 1, 2006, is incorporated herein by reference.

(10.52)	Chromcraft Revington, Inc. Short Term Executive Incentive Plan, as amended and restated effective January 1, 2002, filed as Appendix A to the 2002 Proxy Statement, is incorporated herein by reference.

(10.56)	Chromcraft Revington, Inc. Long Term Executive Incentive Plan, as amended and restated effective January 1, 2002, filed as Appendix B to the 2002 Proxy Statement, is incorporated herein by reference.

(10.6)	Chromcraft Revington Directors’ Deferred Compensation Plan, effective January 1, 1999, filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

(10.9)	Employment Agreement, dated March 15, 2002, between the Registrant and Frank T. Kane, filed as Exhibit 10.9 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

(10.91)	Restricted Stock Award Agreement, dated December 16, 2005, between the Registrant and Benjamin M. Anderson-Ray, filed as Exhibit 10.91 to Form 8-K, as filed with the Securities and Exchange Commission on December 22, 2005, is incorporated herein by reference.

(10.92)	Employment Agreement, dated June 22, 2005, between the Registrant and Benjamin M. Anderson-Ray, filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 28, 2005, is incorporated herein by reference.

(10.93)	Retirement and Consulting Agreement, dated October 26, 2006, between Cochrane Furniture Company, Inc. and Stephen D. Healy filed as Exhibit 10.93 to Form 10-Q for the quarter ended September 30, 2006, is incorporated herein by reference.

(10.94)	Employment Agreement, dated November 6, 2006, between the Registrant and David R. Corbin, filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2006, is incorporated herein by reference.

(10.95)	Employment Agreement, dated November 15, 2006, between the Registrant and Dennis C. Valkanoff, filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on November 20, 2006, is incorporated herein by reference.

(10.96)	Form of Restricted Stock Award Agreement for non-employee directors under the Directors’ Stock Plan of the Company (filed herewith).

(10.97)	Form of Restricted Stock Award Agreement for key employees (filed herewith).

(14.1)	Code of Ethics for Chief Executive Officer and Senior Financial Officers, and Code of Business Conduct and Ethics of Chromcraft Revington, Inc., filed as Exhibit 14.1 to Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.

(21.1)	Subsidiaries of the Registrant (filed herewith).

(23.1)	Consent of Independent Registered Public Accounting Firm (filed herewith).

(31.1)	Certification of Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification of Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)	Certifications of Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
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

Chromcraft Revington, Inc. (Registrant)
Date: March 26, 2007	By:	/s/ Benjamin M. Anderson-Ray
Benjamin M. Anderson-Ray,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Chromcraft Revington, Inc. and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Benjamin M. Anderson-Ray Benjamin M. Anderson-Ray	Chairman, Chief Executive Officer and Director (principal executive officer)	March 26, 2007

/s/ Frank T. Kane Frank T. Kane	Sr. Vice President — Finance (principal accounting and financial officer)	March 26, 2007

/s/ Ronald H. Butler	Director	March 26, 2007
Ronald H. Butler

/s/ John R. Hesse	Director	March 26, 2007
John R. Hesse

/s/ David L. Kolb	Director	March 26, 2007
David L. Kolb

/s/ Larry P. Kunz	Director	March 26, 2007
Larry P. Kunz

/s/ Theodore L. Mullett	Director	March 26, 2007
Theodore L. Mullett

/s/ Craig R. Stokely	Director	March 26, 2007
Craig R. Stokely

/s/ John D. Swift	Director	March 26, 2007
John D. Swift

CONSOLIDATED STATEMENTS OF OPERATIONS
Chromcraft Revington, Inc.
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Sales	$160,478	$169,565	$172,393
Cost of sales	136,842	131,924	132,979

Gross margin	23,636	37,641	39,414
Selling, general and administrative expenses	27,952	26,531	26,279

Operating income (loss)	(4,316)	11,110	13,135
Interest expense	232	753	788

Earnings (loss) before income tax expense (benefit)	(4,548)	10,357	12,347
Income tax expense (benefit)	(1,155)	3,112	4,679

Net earnings (loss)	$(3,393)	$7,245	$7,668

Earnings (loss) per share of common stock
Basic	$(.77)	$1.69	$1.85

Diluted	$(.77)	$1.66	$1.82

Shares used in computing earnings (loss) per share
Basic	4,415	4,277	4,143
Diluted	4,415	4,357	4,215
See accompanying notes to the consolidated financial statements

CONSOLIDATED BALANCE SHEETS
Chromcraft Revington, Inc.
(In thousands, except share data)

	December 31,
	2006	2005
Assets

Cash and cash equivalents	$8,418	$—
Accounts receivable, less allowance of $650 in 2006 and $1,045 in 2005	19,072	18,735
Inventories	28,667	37,009
Assets held for sale	5,068	—
Deferred income taxes and prepaid expenses	3,104	1,922

Current assets	64,329	57,666

Property, plant and equipment, at cost, less accumulated depreciation	19,212	30,274
Deferred income taxes and other assets	2,277	1,319

Total assets	$85,818	$89,259

Liabilities and Stockholders’ Equity

Accounts payable	$5,144	$5,448
Accrued liabilities	7,534	7,340

Current liabilities	12,678	12,788

Deferred compensation	1,918	2,486
Other long-term liabilities	804	1,323

Total liabilities	15,400	16,597

Stockholders’ equity

Preferred stock, $1.00 par value, 100,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 7,944,163 shares issued in 2006 and 7,923,563 shares issued in 2005	80	79
Capital in excess of par value	18,075	17,604
Unearned ESOP shares	(16,708)	(17,385)
Retained earnings	89,971	93,364

	91,418	93,662
Less cost of common stock in treasury, 1,776,287 shares in 2006 and 2005	(21,000)	(21,000)

Total stockholders’ equity	70,418	72,662

Total liabilities and stockholders’ equity	$85,818	$89,259

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Chromcraft Revington, Inc.
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Operating Activities
Net earnings (loss)	$(3,393)	$7,245	$7,668
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization expense	3,086	3,491	3,721
Non-cash asset impairment charges	3,419	—	—
Deferred income taxes	(3,167)	(103)	(989)
Non-cash ESOP compensation expense	771	895	967
Non-cash stock compensation expense	404	294	198
Non-cash inventory write-downs	3,859	352	1,342
Provision for doubtful accounts	(15)	649	287
(Gain) loss on disposal of property, plant and equipment	(19)	230	29
Changes in operating assets and liabilities
Accounts receivable	(322)	(1,251)	(652)
Inventories	4,483	(3,695)	(4,140)
Prepaid expenses	722	(591)	(290)
Accounts payable	(304)	355	451
Accrued liabilities	206	(1,295)	(1,689)
Deferred compensation and other long-term liabilities and assets	(820)	(603)	290

Cash provided by operating activities	8,910	5,973	7,193

Investing Activities
Capital expenditures	(1,649)	(1,521)	(1,086)
Proceeds on disposal of property, plant and equipment	1,157	16	12

Cash used in investing activities	(492)	(1,505)	(1,074)

Financing Activities
Net repayment under a secured bank revolving credit line	—	(1,450)	(1,350)
Principal payments on bank term loan	—	(4,250)	(5,000)
Stock repurchase	—	(754)	—
Exercise of stock options	—	1,986	231

Cash used in financing activities	—	(4,468)	(6,119)

Change in cash and cash equivalents	8,418	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$8,418	$—	$—

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Chromcraft Revington, Inc.
(In thousands, except share data)

			Capital in	Unearned
	Common Stock		Excess of	ESOP
	Shares	Amount	Par Value	Shares
Balance at January 1, 2004	7,676,190	$77	$14,414	$(18,798)

Exercise of stock options	25,312	—	278	—
ESOP compensation expense	—	—	231	736
Stock option compensation expense	—	—	198	—
Net earnings	—	—	—	—

Balance at December 31, 2004	7,701,502	77	15,121	(18,062)

Purchase of treasury stock	—	—	(100)	—
Exercise of stock options	180,061	2	2,071	—
ESOP compensation expense	—	—	218	677
Issuance of restricted stock award	42,000	—	—	—
Amortization of unearned compensation — restricted stock grant	—	—	189	—
Stock option compensation expense	—	—	105	—
Net earnings	—	—	—	—

Balance at December 31, 2005	7,923,563	79	17,604	(17,385)

ESOP compensation expense	—	—	94	677
Issuance of restricted stock awards	20,600	1	—	—
Amortization of unearned compensation — restricted stock grants	—	—	212	—
Stock option compensation expense	—	—	165	—
Net loss	—	—	—	—

Balance at December 31, 2006	7,944,163	$80	$18,075	$(16,708)

See accompanying notes to the consolidated financial statements

			Total
Retained	Treasury Stock		Stockholders’
Earnings	Shares	Amount	Equity
$78,451	(1,710,300)	$(20,346)	$53,798

—	—	—	278
—	—	—	967
—	—	—	198
7,668	—	—	7,668

86,119	(1,710,300)	(20,346)	62,909

—	(65,987)	(654)	(754)
—	—	—	2,073
—	—	—	895
—	—	—	—
—	—	—	189
—	—	—	105
7,245	—	—	7,245

93,364	(1,776,287)	(21,000)	72,662

—	—	—	771
—	—	—	1
—	—	—	212
—	—	—	165
(3,393)	—	—	(3,393)

$89,971	(1,776,287)	$(21,000)	$70,418

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chromcraft Revington, Inc.
Note 1. Summary of Significant Accounting Policies
     The consolidated financial statements include the accounts of Chromcraft Revington, Inc. and its wholly-owned subsidiaries (together, the Company). All significant intercompany accounts and transactions have been eliminated.
     Chromcraft Revington manufactures and sells residential and commercial furniture. Products are sold primarily through furniture dealers throughout the U.S. and Canada. Chromcraft Revington has several operating segments which are aggregated into one reportable segment in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.
Revenue Recognition
     Revenue from sales is recognized when the goods are shipped and risk and rewards of ownership transfer to the customer.
Cash Equivalents
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Accounts Receivable
     Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company provides for an allowance for doubtful accounts based on expected collectability of trade receivables. The allowance for doubtful accounts is determined based on the Company’s analysis of customer credit-worthiness, historical loss experience and general economic conditions and trends. The Company reviews past due balances and its allowance for doubtful accounts periodically. Any accounts receivable balances that are determined to be uncollectible are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have been exhausted, the receivable is written off against the allowance. The Company does not have any off-balance-sheet credit exposure related to its customers.
Inventories
     All inventories (materials, labor and overhead) are valued at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) basis represent approximately 57% of total inventories at both December 31, 2006 and 2005. Remaining inventories are valued using the first-in, first-out (FIFO) basis.
Property, Plant and Equipment
     Property, plant and equipment is stated on the basis of cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for tax purposes. The following estimated useful lives are used for financial reporting purposes: buildings and improvements, 15 to 45 years; machinery and equipment, 3 to 12 years; and leasehold improvements, 3 to 5 years.
Impairment of Long-Lived Assets
     When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets will be evaluated for impairment. If the forecast of undiscounted future cash flows is less than the carrying amount of the assets, an impairment charge would be recognized to reduce the carrying value of the assets to fair value.
Assets Held for Sale
     Assets held for sale are long-lived assets which are carried at the lower of their net book value or fair value less cost to sell and no longer depreciated. Fair value for buildings was determined from purchase offers or information obtained from real estate brokers. Fair value for machinery and equipment was based on auction sales, which were completed in 2007.
Restructuring Expenses
     Restructuring expenses include costs to shut down, vacate and prepare facilities for sale and one-time termination benefits. Costs to shut down, vacate and prepare facilities for sale are recorded when incurred. One-time termination benefits are amortized over the related service period. These costs are included in either cost of sales or selling, general and administrative expenses consistent with the classification of the costs before the restructuring.
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
Earnings per Share
     Basic earnings per share is calculated based on the average number of common shares outstanding. Diluted earnings per share includes potentially dilutive common shares.
     Due to the net loss for the year ended December 31, 2006, loss per share, basic and diluted, are the same, as the effect of potential common shares would be antidilutive.
Financial Instruments
     The carrying amounts reported in the balance sheets for accounts receivable, accounts payable and deferred compensation approximate their fair values. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of entities comprising Chromcraft Revington’s customer base and no single customer accounting for more than 10% of trade accounts receivable.

Stock-Based Compensation
     The Company has two stock-based compensation plans, which are described more fully in Note 13, “Stock-Based Compensation”. Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123 (R)”) using the modified prospective application method for transition for its two stock-based compensation plans. Accordingly, prior year amounts have not been restated.
Use of Estimates
     The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Note 2. Restructuring and Asset Impairment Charges
     In 2006, the board of directors of the Company approved the restructuring of certain of the Company’s operations. The restructuring program included the shut down, relocation, consolidation and outsourcing of certain furniture manufacturing and distribution operations. The purposes of the restructuring program are to reduce fixed costs, to improve the utilization of a global supply chain and to increase asset utilization.
     Restructuring charges include inventory write-downs to reflect anticipated net realizable value, one-time termination benefits, and costs to shut down, vacate and prepare the facilities for sale. Asset impairment charges were recorded to reduce the carrying values of buildings, machinery and equipment to fair value. Fair value was determined by actual sales, purchase offers or estimates from real estate brokers.
     Restructuring and asset impairment charges recorded for the year ended December 31, 2006 were as follows:

(In thousands)
Restructuring charges:
Costs to shut down, vacate and prepare for sale	$479
One-time termination benefits	463
Inventory write-downs	3,011

3,953
Asset impairment charges	3,419

$7,372

Statements of Operations classification:
Gross margin	$7,083
Selling, general and administrative expenses	289

$7,372

     The Company expects to incur total restructuring costs of $1,441,000 for one-time termination benefits and costs to shut down, vacate and prepare the facilities for sale as follows:

	(In thousands)
	Year Ended
	December 31,
	2006	Estimate 2007	Total
Costs to shut down, vacate and prepare for sale	$479	$421	$900
One-time termination benefits	463	78	541

	$942	$499	$1,441

     Charges to expense, cash payments or asset write-downs for the year ended December 31, 2006 and the restructuring liabilities at December 31, 2006 were as follows:

	(In thousands)
	Year ended December 31, 2006
	Charges to	Cash	Asset Write-	December 31,
	Expense	Payments	Downs	2006
Costs to shut down, vacate and prepare for sale	$479	$(450)	$—	$29
One time termination benefits	463	(203)	—	260
Inventory write-downs	3,011	—	(3,011)	—
Asset impairment charges	3,419	—	(3,419)	—

	$7,372	$(653)	$(6,430)	$289

Note 3. Inventories
     Inventories at December 31, 2006 and 2005 consisted of the following:

	(In thousands)
	2006	2005
Raw materials	$10,876	$11,754
Work-in-process	3,488	5,619
Finished goods	17,726	22,627

	32,090	40,000
LIFO reserve	(3,423)	(2,991)

	$28,667	$37,009

Note 4. Property, Plant and Equipment
     Property, plant and equipment at December 31, 2006 and 2005 consisted of the following:

	(In thousands)
	2006	2005
Land	$925	$2,231
Buildings and improvements	25,989	34,740
Machinery and equipment	41,059	52,339
Leasehold improvements	1,059	1,017
Construction in progress	116	267

	69,148	90,594
Less accumulated depreciation and amortization	(49,936)	(60,320)

	$19,212	$30,274

Note 5. Assets Held For Sale
     Assets held for sale at December 31, 2006 consisted of the following:

(In thousands)
Land and buildings	$4,690
Machinery and equipment	378

$5,068

     At December 31, 2005, these assets were reported in property, plant and equipment with a net book value of $7,247,000.
Note 6. Accrued Liabilities
     Accrued liabilities at December 31, 2006 and 2005 consisted of the following:

	(In thousands)
	2006	2005
Employee-related benefits	$1,945	$1,825
Deferred compensation	1,071	1,055
Sales commissions	708	778
Compensation related	408	644
Other accrued liabilities	3,402	3,038

	$7,534	$7,340

Note 7. Bank Debt
     On September 20, 2005, the Company entered into an unsecured revolving loan facility (“Facility”) with a bank that allows the Company to borrow up to $35,000,000. The Facility replaced a secured multi-bank credit agreement. The interest rate under the Facility is determined at the time of borrowing, at the Company’s option, at either the bank’s prime rate, a rate based on the Federal Funds rate or the London Interbank Offered Rate. A commitment fee, of up to .25% per annum, is payable on the unused portion of the credit line. No borrowings were outstanding under the Facility at December 31, 2006 and 2005. The Company had a $1,745,000 standby letter of credit outstanding at December 31,

2006 and 2005 in connection with workers compensation programs. This letter of credit, which reduces credit availability under the Facility, expires on August 11, 2007 and is generally renewed annually.
     The Facility requires compliance with certain financial loan covenants related to net worth, interest coverage and debt leverage. At December 31, 2006 and 2005, the Company had approximately $13,183,000 and $29,247,000, respectively, in unused availability under the Facility. Availability under the Facility is determined based on a multiple of cash flow. The Facility expires September 20, 2008.
Note 8. Income Taxes
     The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (liabilities) at December 31, 2006 and 2005 are summarized below:

	(In thousands)
	2006	2005
Deferred tax assets attributable to:
Accounts receivable	$249	$401
Assets held for sale	19	—
Employee benefit plans	655	931
ESOP compensation expense	645	519
Deferred compensation	2,372	2,734
Stock compensation expense	296	212
Goodwill	704	854
Other	864	773
Net operating loss carryforwards	725	1,208

	6,529	7,632
Valuation allowance	(62)	—

Total gross deferred tax assets	6,467	7,632

Deferred tax liabilities attributable to:
Inventories	105	(2,061)
Property, plant and equipment	(2,789)	(4,874)
Other	(150)	(205)

Total gross deferred tax liabilities	(2,834)	(7,140)

Net deferred tax asset	$3,633	$492

     Balance sheet classifications of deferred taxes at December 31, 2006 and 2005 were as follows:

	(In thousands)
	2006	2005
Deferred tax asset (liability), current	$1,904	$(12)
Deferred tax asset, noncurrent	1,729	504

Net deferred tax asset	$3,633	$492

     Components of income tax expense (benefit) in the Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 were as follows:

	(In thousands)
	2006	2005	2004
Current:
Federal	$1,488	$2,552	$4,869
State	498	663	799

	1,986	3,215	5,668

Deferred:
Federal	(3,288)	(133)	(902)
State	147	30	(87)

	(3,141)	(103)	(989)

Provision (benefit) for income taxes	$(1,155)	$3,112	$4,679

     A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Statutory federal income tax rate	(34.0)%	34.0%	34.0%
State taxes, net of federal benefit	2.2	4.4	3.8
Cancellation of intercompany indebtedness — state taxes	5.8	—	—
Employee stock ownership plan expense	0.7	0.7	0.6
Resolution of tax contingency, net	—	(6.9)	—
Qualified production activities deduction	(0.9)	(0.8)	—
Deferred tax asset valuation allowance	1.4	—	—
Other, net	(0.6)	(1.4)	(0.5)

Effective income tax rate	(25.4)%	30.0%	37.9%

     In 2006, the Company utilized a state net operating loss carryforward (NOL) to offset state taxable income generated on the cancellation of intercompany indebtedness and established a valuation allowance of $62,000 for the remaining portion of this NOL. The Company determined, due to its restructuring activities, that it is unlikely that the remaining portion of this NOL will be utilized.
     At December 31, 2006, the Company has deferred tax assets for federal net operating loss carryforwards of $663,000. The federal net operating loss carryforwards have expiration dates through 2010. The Company expects that future operations will generate sufficient earnings to realize its net deferred tax assets.
     Tax expense (benefit) relating to share-based plans of $27,000, ($87,000) and ($47,000) in 2006, 2005 and 2004, respectively, has been recorded under Capital in Excess of Par Value in the accompanying Consolidated Statements of Stockholders’ Equity.
     For the year ended December 31, 2005, the Company recorded a non-recurring income tax benefit of $710,000 primarily due to the favorable resolution of a tax contingency.

Note 9. Earnings Per Share of Common Stock
     Due to the net loss in 2006, loss per share, basic and diluted, are the same, as the effect of potential common shares would be antidilutive. For the years ended December 31, 2005 and 2004, weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares of approximately 80,000 and 72,000, respectively.
     Certain options to purchase shares of common stock were outstanding during 2005 and 2004, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during those periods in 2005 and 2004 and, therefore, their effect would be antidilutive. Options excluded from the computation of diluted earnings per share and their weighted average exercise prices were 163,961 shares at $15.14 at December 31, 2005 and 198,603 shares at $15.75 at December 31, 2004.
Note 10. Other Long-Term Liabilities
     Other long-term liabilities include $570,000 and $597,000 at December 31, 2006 and 2005, respectively, for environmental remediation costs for land that was acquired as part of a previous acquisition by the Company. The amount of this liability is based upon information provided to the Company by an environmental consultant and other available information. The amount of actual costs incurred could differ materially from this estimate.
Note 11. Employee Stock Ownership Plan
     Chromcraft Revington sponsors a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees who have completed six months of service. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust’s repayment of its loan to the Company. Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP Stock Transaction. The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum. The shares of common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company’s loan to the ESOP Trust. As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of debt service paid in the year. Chromcraft Revington accounts for its ESOP in accordance with AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. Accordingly, unearned ESOP shares are reported as a reduction of stockholders’ equity as reflected in the Consolidated Statements of Stockholders’ Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense, a non-cash charge, was $771,000 in 2006, $895,000 in 2005 and $967,000 in 2004.

     ESOP shares at December 31, 2006 and 2005, respectively, consisted of the following:

	(In thousands)
	2006	2005
Allocated shares	296	244
Unearned ESOP shares	1,671	1,739

Total ESOP shares	1,967	1,983

Unearned ESOP shares, at cost	$16,708	$17,385

Fair value of unearned ESOP shares	$14,353	$22,775

     At December 31, 2006, the ESOP Trust owned approximately 31.9% of the issued and outstanding shares of the Company’s common stock.
Note 12. Other Benefit Plans
     Chromcraft Revington sponsors a tax-qualified defined contribution plan under Internal Revenue Code Section 401(k). For the years ended December 31, 2006, 2005 and 2004, the Company matching contributions to the 401(k) plan for most employees were made to the ESOP.
     Chromcraft Revington also provides supplemental retirement benefits to its key employees and executive officers. Expenses under these arrangements were $101,000 in 2006, $91,000 in 2005 and $1,091,000 in 2004.
Note 13. Stock-Based Compensation
     The Company has the following stock-based compensation plans:

     1992 Stock Option Plan
     The Company’s 1992 Stock Option Plan, as amended (“1992 Plan”), provides for the granting of either incentive stock options (“ISOs”) or stock options which do not qualify as incentive stock options (“non-ISOs”). The total number of new shares of common stock, which may be issued under stock options granted pursuant to the 1992 Plan, is 1,800,000 shares. ISOs granted under the 1992 Plan are exercisable over no greater than a 10-year period, and are granted at exercise prices no less than the fair market value of Chromcraft Revington’s common shares as of the date of grant. Options vest ratably ranging from immediately on the date of grant up to a five-year period. The Compensation Committee of the board of directors determines the vesting period and exercise prices of non-ISOs. At December 31, 2006 and 2005, there were 298,025 and 265,543 shares, respectively, available for future awards.
     The purpose of the 1992 Plan is to attract and retain persons of ability as key employees and to motivate key employees to exert their best efforts on behalf of the Company.

Directors’ Stock Plan
     The Company’s Amended and Restated Directors’ Stock Plan (“Directors’ Plan”) provides for the granting of restricted stock or non-ISOs to members of the board of directors who are not employees of the Company. Under the Directors’ Plan, eligible directors of the Company receive an award of either 800 shares of restricted common stock or an option to purchase 2,500 shares of common stock on the day following their re-election to the Board at each annual meeting of stockholders. Any new director who is elected or appointed for the first time to the board of directors receives an award of either 3,000 shares of restricted common stock or an option to purchase 10,000 shares of common stock. The Compensation Committee of the board of directors determines whether awards under the Directors’ Plan are made in restricted stock or stock options. The total number of shares of common stock subject to the Directors’ Plan is 150,000 shares. No restricted common stock or options will be granted under the Directors’ Plan after December 1, 2016. Shares of restricted stock granted to directors under the Directors’ Plan will vest on the day immediately preceding the next annual meeting of stockholders following the award date. Non-ISOs granted under the Directors’ Plan are 100% vested on the date of the grant and are granted at exercise prices equal to the fair market value of the Company’s common shares as of the date of the grant. The options are exercisable for a period of ten years. At December 31, 2006 and 2005, there were 54,400 and 60,000 shares, respectively, available for future stock option and restricted stock awards.
     The Directors’ Plan is designed to promote the interests of the Company and its stockholders through the granting of restricted common stock and options to the non-employee members of the Company’s board of directors, thereby encouraging their focus on long-term stockholder value of the Company.
Accounting for the Plans
     Effective January 1, 2006, the Company adopted FAS 123 (R) using the modified prospective application method for transition for its two stock-based compensation plans. Accordingly, prior year amounts have not been restated. Also effective January 1, 2006, the Company adopted FASB Staff Position 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides a simplified alternative approach to calculate the initial pool of excess tax benefits.
     The adoption of FAS 123 (R) increased the net loss by approximately $111,000 (approximately $.03 per share) for the year ended December 31, 2006, compared to amounts that would have been reported if the Company had continued to account for stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.

     The following table illustrates the effect on net earnings and earnings per share for the years ended December 31, 2005 and 2004, if the Company had applied the fair value recognition provisions of FAS 123 (R) to stock-based employee compensation for these periods. For purposes of pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and is amortized to expense over the options’ vesting periods.

	(In thousands, except per share data)
	2005	2004
Net earnings, as reported	$7,245	$7,668
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	186	122
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(523)	(537)

Pro forma net earnings	$6,908	$7,253

Earnings per share
Basic — as reported	$1.69	$1.85
Basic — pro forma	$1.62	$1.75

Diluted — as reported	$1.66	$1.82
Diluted — pro forma	$1.59	$1.73
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
     Prior to the adoption of FAS 123 (R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. FAS 123 (R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Although no stock options were exercised in 2006, any excess tax benefits would have been classified as a financing cash flow.
Restricted Stock Awards
     The Company has granted to key employees under employment agreements and non-employee directors under the Directors’ Plan restricted shares of the Company’s common stock. These shares are valued at fair value on the date of grant and reflected as part of stockholders’ equity. Compensation expense is recognized ratably over the vesting period.

     During 2006, the Company granted 15,000 shares of restricted stock to employees in connection with their employment agreements with the Company. The awards provided that the shares will vest based on continued employment with 5,000 shares eligible to vest on each of December 31, 2007, 2008 and 2009. In 2005, the Company awarded 42,000 shares of restricted stock to its Chairman and Chief Executive Officer in connection with his employment with the Company. The award provided that 14,000 shares will vest based on continued employment on December 31, 2005, 2006, and 2007.
     As part of the Directors’ Plan, non-employee directors were granted a total of 5,600 shares of restricted stock. The awards provided that the 5,600 shares vest on the day immediately preceding the 2007 annual meeting of stockholders.
     For the years ended December 31, 2006 and 2005, the Company granted a total of 20,600 and 42,000 shares, respectively, of restricted stock with aggregate fair values on the date of grant of $195,000 and $568,000, respectively.
     At December 31, 2006, total unearned compensation for restricted stock was $335,000. The cost is expected to be recognized over a weighted average period of 1.7 years. Compensation expense recognized for restricted stock awards during the years ended December 31, 2006 and 2005 was $239,000 and $189,000, respectively. The related tax benefit for the compensation expense was $78,000 and $70,000 for the same periods, respectively.
     A summary of all restricted stock activity for the year ended December 31, 2006 is as follows:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Restricted stock outstanding at January 1, 2006	28,000	$13.53
Granted	20,600	$9.49
Vested	(14,000)	$13.53

Restricted stock outstanding at December 31, 2006	34,600	$11.12

Stock Options
     A summary of all stock option activity for the year ended December 31, 2006 is as follows:

			Weighted	(in
		Weighted	Average	thousands)
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at January 1, 2006	643,270	$12.07	6.4
Granted	2,518	$13.30
Exercised	—
Cancelled	(35,000)	$11.41

Options outstanding at December 31, 2006	610,788	$12.11	5.5	$3,548

Options exercisable at December 31, 2006	590,788	$12.16	5.5	$3,424

Expected to vest	20,000	$10.49	5.2	$124

     The estimated per share weighted average fair value of stock options granted during 2006, 2005 and 2004 was $5.88, $5.12 and $5.34, respectively, on the date of grant. The fair value of stock options on the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2006	2005	2004
Expected life (years)	7	6	6
Interest rate	4.8%	4.2%	3.8%
Volatility	32.1%	32.2%	32.5%
     There were no stock options exercised in 2006. New shares are issued by the Company upon the exercise of options. Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the years ended December 31, 2005 and 2004, respectively, were as follows:

	(In thousands)
	2005	2004
Proceeds from stock options exercised	$1,986	$231
Tax benefits related to stock options exercised	87	47
Intrinsic value of stock options exercised	1,003	105
     The intrinsic value of options that vested during the years ended December 31, 2006, 2005 and 2004 was $262,000, $954,000 and $933,000, respectively. As of December 31, 2006, there were 20,000 unvested options and approximately $21,000 of unrecognized compensation cost related to non-vested stock options. Since the options vest on March 15, 2007, the cost will be recognized by the end of the first quarter of 2007.
     Compensation expense recognized for stock options was $165,000, $105,000 and $198,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The related tax benefit for the compensation expense was $53,000, $39,000 and $75,000 for the same periods, respectively.

Note 14. Supplemental Cash Flow Information
     Interest paid during the years ended December 31, 2006, 2005 and 2004 was $244,000, $779,000 and $798,000, respectively. Income taxes paid during the years ended December 31, 2006, 2005 and 2004 were $1,119,000, $4,336,000, and $5,155,000, respectively.
Note 15. Rental Commitments
     Chromcraft Revington leases office space, showroom facilities and transportation and other equipment under non-cancelable operating leases. The future minimum lease payments under non-cancelable leases for the years ending December 31, 2007, 2008, 2009, 2010, and 2011 are $1,567,000, $1,548,000, $874,000, $667,000, and $473,000, respectively. It is expected that, in the normal course of business, leases that expire will be renewed or replaced.
     Rental expense was $1,616,000, $1,509,000, and $1,335,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Note 16. Recently Issued Accounting Standards
     In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, the Interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 will be effective for years beginning after December 15, 2006, and the Company will be required to adopt this Interpretation in the first quarter of 2007. Based on the Company’s evaluation as of December 31, 2006, FIN 48 is not expected to have a material impact.
     In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), which is effective prospectively for the fiscal year beginning after November 15, 2007. FAS 157 provides a single authoritative definition of fair value, a framework for measuring fair value, and requires additional disclosure about fair value measurements. Although the Company has not completed its analysis of FAS 157, it is not expected to have a material impact.
     In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB No. 115 (“FAS 159”), which is effective prospectively for the fiscal year beginning after November 15, 2007. FAS 159 permits entities to measure many financial instruments and certain other items at fair value, expanding the use of fair value measurement consistent with FAS 157. Although no material impact is expected, the Company has not yet completed its analysis of FAS 159.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Chromcraft Revington, Inc.:
     We have audited the consolidated financial statements of Chromcraft Revington, Inc. and subsidiaries as listed in item 15(a) (1) and (2). In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule as listed in item 15(a) (1) and (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chromcraft Revington, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.
     As discussed in Note 13 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
KPMG LLP
Indianapolis, Indiana
March 20, 2007

QUARTERLY FINANCIAL INFORMATION (unaudited)
Chromcraft Revington, Inc.

	(In thousands, except per share data)
	First	Second	Third		Fourth	Total
	Quarter	Quarter	Quarter (a)		Quarter (a)	Year (a)
2006
Sales	$45,921	$40,320	$35,348		$38,889	$160,478
Gross margin	9,012	8,115	550		5,959	23,636
Operating income (loss)	1,886	1,193	(6,335)		(1,060)	(4,316)
Net earnings (loss)	1,129	676	(4,457	)(b)	(741)	(3,393	)(b)

Earnings (loss) per share of common stock
Basic	.26	.15	(1.01)		(.17)	(.77)
Diluted	.25	.15	(1.01)		(.17)	(.77)
2005
Sales	$44,659	$43,401	$40,836		$40,669	$169,565
Gross margin	10,559	10,232	8,949		7,901	37,641
Operating income	3,730	3,480	2,229		1,671	11,110
Net earnings	2,256	2,093	1,191		1,705 (c)	7,245	(c)

Earnings per share of common stock
Basic	.54	.49	.28		.39	1.69
Diluted	.53	.48	.27		.38	1.66

(a)	Includes restructuring and impairment charges of $7,372,000 pre-tax for the year ended December 31, 2006, to shutdown, relocate, and consolidate certain of the Company’s operations. These charges reduced pre-tax income by $5,773,000 and $1,499,000 in the third and fourth quarter of 2006, respectively. Gross margin in the third and fourth quarter was reduced by $5,633,000 pre-tax and $1,450,000 pre-tax, respectively, for restructuring and impairment charges.

(b)	In connection with the Company’s restructuring activities, a non-cash income tax charge of $325,000 was recorded in the three months ended September 30, 2006 for the reduction of a deferred income tax asset.

(c)	Includes a non-recurring income tax benefit of $710,000 primarily due to the favorable resolution of a tax contingency.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Chromcraft Revington, Inc.
(In thousands)

		Additions
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other			Balance at
Classification	Period	Expenses	Accounts	Deductions		End of Period
Year ended December 31, 2006
Allowance for doubtful accounts	$1,045	$(15)	$—	$(380	)(a)	$650
Year ended December 31, 2005
Allowance for doubtful accounts	$1,280	$649	$—	$(884	)(a)	$1,045
Year ended December 31, 2004
Allowance for doubtful accounts	$1,356	$287	$—	$(363	)(a)	$1,280

(a)	Represents charge-offs, net of recoveries, to the allowance for doubtful accounts.

S-1

EXHIBIT INDEX
(3.1)	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

(3.2)	By-laws of the Registrant, as amended, filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on December 12, 2005, is incorporated herein by reference.

(10.19)	Term Loan and Security Agreement, dated March 15, 2002, by and between the Registrant and First Bankers Trust Services, Inc. (as successor trustee), not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust, filed as Exhibit 10.19 to Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2002, is incorporated herein by reference.

(10.2)	Amendment No. 2 to the Term Loan and Security Agreement, dated December 21, 2005, by and between the Registrant and First Bankers Trust Services, Inc. (as successor trustee), not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

(10.21)	Credit Agreement, dated September 20, 2005, between the Registrant and Wells Fargo Bank, N.A., filed as Exhibit 10.21 to Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2005, is incorporated herein by reference.

(10.22)	First Amendment to Credit Agreement, dated December 29, 2006, between the Registrant and Wells Fargo Bank, N.A. (filed herewith).

(10.3)	Chromcraft Revington Employee Stock Ownership Trust, effective January 1, 2002, by and between the Registrant and First Bankers Trust Services, Inc. (as successor trustee), filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

(10.31)	First Amendment to the Chromcraft Revington Employee Stock Ownership Trust, effective January 1, 2002, by and between the Registrant and First Bankers Trust Services, Inc. (as successor trustee), filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

(10.32)	Third Amendment to the Chromcraft Revington Employee Stock Ownership Trust, effective December 31, 2005, by and between the Registrant and First Bankers Trust Services, Inc., filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

Executive Compensation Plans and Arrangements
(10.4)	Chromcraft Revington, Inc. 1992 Stock Option Plan, as amended and restated effective March 15, 2002, filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

(10.46)	Directors’ Stock Plan of Chromcraft Revington, Inc., as amended and restated effective December 1, 2005, filed as Exhibit 10.46 to Form 10-Q for the quarter ended July 1, 2006, is incorporated herein by reference.

(10.52)	Chromcraft Revington, Inc. Short Term Executive Incentive Plan, as amended and restated effective January 1, 2002, filed as Appendix A to the 2002 Proxy Statement, is incorporated herein by reference.

(10.56)	Chromcraft Revington, Inc. Long Term Executive Incentive Plan, as amended and restated effective January 1, 2002, filed as Appendix B to the 2002 Proxy Statement, is incorporated herein by reference.

(10.6)	Chromcraft Revington Directors’ Deferred Compensation Plan, effective January 1, 1999, filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

(10.9)	Employment Agreement, dated March 15, 2002, between the Registrant and Frank T. Kane, filed as Exhibit 10.9 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

(10.91)	Restricted Stock Award Agreement, dated December 16, 2005, between the Registrant and Benjamin M. Anderson-Ray, filed as Exhibit 10.91 to Form 8-K, as filed with the Securities and Exchange Commission on December 22, 2005, is incorporated herein by reference.

(10.92)	Employment Agreement, dated June 22, 2005, between the Registrant and Benjamin M. Anderson-Ray, filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 28, 2005, is incorporated herein by reference.

(10.93)	Retirement and Consulting Agreement, dated October 26, 2006, between Cochrane Furniture Company, Inc. and Stephen D. Healy filed as Exhibit 10.93 to Form 10-Q for the quarter ended September 30, 2006, is incorporated herein by reference.

(10.94)	Employment Agreement, dated November 6, 2006, between the Registrant and David R. Corbin, filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2006, is incorporated herein by reference.

(10.95)	Employment Agreement, dated November 15, 2006, between the Registrant and Dennis C. Valkanoff, filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on November 20, 2006, is incorporated herein by reference.

(10.96)	Form of Restricted Stock Award Agreement for non-employee directors under the Directors’ Stock Plan of the Company (filed herewith).

(10.97)	Form of Restricted Stock Award Agreement for key employees (filed herewith).

(14.1)	Code of Ethics for Chief Executive Officer and Senior Financial Officers, and Code of Business Conduct and Ethics of Chromcraft Revington, Inc., filed as Exhibit 14.1 to Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.

(21.1)	Subsidiaries of the Registrant (filed herewith).

(23.1)	Consent of Independent Registered Public Accounting Firm (filed herewith).

(31.1)	Certification of Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification of Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)	Certifications of Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).