Form 10-Q
period 2007-03-31
CHROMCRAFT REVINGTON INC
filed 2007-05-14
CIK 884130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value - 6,167,876 shares as of May 2, 2007

PART I.

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (unaudited)
Chromcraft Revington, Inc.
(In thousands, except per share data)

	Three Months Ended
	March 31, 2007	April 1, 2006

Sales	$33,847	$45,921
Cost of sales	28,357	36,909
Gross margin	5,490	9,012
Selling, general and administrative expenses	7,466	7,126
Operating income (loss)	(1,976)	1,886
Interest (income) expense, net	(18)	77
Earnings (loss) before income tax expense (benefit)	(1,958)	1,809
Income tax expense (benefit)	(780)	680
Net earnings (loss)	$(1,178)	$1,129
Earnings (loss) per share of common stock
Basic	$(.26)	$.26
Diluted	$(.26)	$.25
Shares used in computing earnings (loss) per share
Basic	4,471	4,389
Diluted	4,471	4,453

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	March 31, 2007	April 1, 2006	Dec. 31, 2006
Assets

Cash and cash equivalents	$11,002	$3,137	$8,418
Accounts receivable	18,352	20,176	19,072
Inventories	26,429	35,956	28,667
Assets held for sale	2,932	-	5,068
Deferred income taxes and prepaid expenses	3,616	1,321	3,104

Current assets	62,331	60,590	64,329

Property, plant and equipment, net	18,867	29,675	19,212
Deferred income taxes and other assets	2,443	1,413	2,277

Total assets	$83,641	$91,678	$85,818

Liabilities and Stockholders' Equity

Accounts payable	$4,587	$4,798	$5,144
Accrued liabilities	6,761	8,988	7,534

Current liabilities	11,348	13,786	12,678

Deferred compensation	1,830	2,491	1,918
Other long-term liabilities	984	1,263	804

Total liabilities	14,162	17,540	15,400

Stockholders' equity	69,479	74,138	70,418

Total liabilities and stockholders’ equity	$83,641	$91,678	$85,818

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	Three Months Ended
	March 31, 2007	April 1, 2006
Operating Activities
Net earnings (loss)	$(1,178)	$1,129
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization expense	487	833
Deferred income taxes	96	(94)
Non-cash ESOP compensation expense	144	223
Non-cash stock compensation expense	95	124
Non-cash inventory write-downs	384	211
Provision for doubtful accounts	174	28
(Gain) loss on disposal of assets	(357)	12
Changes in operating assets and liabilities
Accounts receivable	546	(1,469)
Inventories	1,854	842
Prepaid expenses	(497)	601
Accounts payable	(557)	(650)
Accrued liabilities	(788)	1,648
Deferred compensation and other long-term liabilities and assets	(170)	(55)

Cash provided by operating activities	233	3,383

Investing Activities
Capital expenditures	(167)	(249)
Proceeds on disposal of assets	2,518	3

Cash provided by (used in) investing activities	2,351	(246)

Financing Activities
Cash provided by (used in) financing activities	-	-

Change in cash and cash equivalents	2,584	3,137

Cash and cash equivalents at beginning of the period	8,418	-

Cash and cash equivalents at end of the period	$11,002	$3,137

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
Three Months Ended March 31, 2007
Chromcraft Revington, Inc.
(In thousands, except share data)

			Capital in
	Common Stock		Excess of
	Shares	Amount	Par Value

Balance at January 1, 2007	7,944,163	$80	$18,075

Net loss	-	-	-

ESOP compensation expense	-	-	(25)

Amortization of unearned compensation - restricted stock grants	-	-	75

Stock option compensation expense	-	-	20

Balance at March 31, 2007	7,944,163	$80	$18,145

See accompanying notes to condensed consolidated financial statements.

Unearned				Total
ESOP	Retained	Treasury Stock		Stockholders'
Shares	Earnings	Shares	Amount	Equity

$(16,708)	$89,971	(1,776,287)	$(21,000)	$70,418

-	(1,178)	-	-	(1,178)

169	-	-	-	144

-	-	-	-	75

-	-	-	-	20

$(16,539)	$88,793	(1,776,287)	$(21,000)	$69,479

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Chromcraft Revington’s annual report on Form 10-K for the year ended December 31, 2006.

Note 2. Restructuring and Asset Impairment Charges

In 2006, the board of directors of the Company approved the restructuring of certain of the Company’s operations. The restructuring program included the shut down, relocation, consolidation, and outsourcing of certain furniture manufacturing and distribution operations, and is expected to be completed during 2007. The purposes of the restructuring program are to reduce fixed costs, to improve the utilization of a global supply chain, and to increase asset utilization.

Restructuring charges recorded for the three months ended March 31, 2007 were as follows:
(In thousands)

Restructuring charges:
Costs to shut down, vacate and prepare for sale	$287
One-time termination benefits	78
365
Asset impairment	(7)
$358

Statements of Operations classification:
Gross margin	$178
Selling, general and administrative expenses	180
$358

The Company expects to incur total restructuring costs of $1,466,000 for one-time termination benefits and costs to shut down, vacate and prepare the facilities for sale as follows:

	(In thousands)
		2007
	Year Ended Dec. 31, 2006	Three Months Ended March 31, 2007	Remaining Nine Months	Total

Costs to shut down, vacate and prepare for sale	$479	$287	$159	$925
One-time termination benefits	463	78	-	541
	$942	$365	$159	$1,466

Charges to expense, cash payments or adjustments for the three months ended March 31, 2007 and the restructuring liabilities at March 31, 2007 were as follows:
	(In thousands)
		Three Months Ended March 31, 2007
	Dec. 31, 2006	Charges to Expense	Cash Payments	Adjustments	March 31, 2007

Costs to shut down, vacate and prepare for sale	$29	$287	$(286)	$-	$30
One time termination benefits	260	78	(176)	-	162
Asset impairment	-	(7)	-	7	-
	$289	$358	$(462)	$7	$192

In the first quarter of 2007, the Company recorded a gain of $357,000 pre-tax primarily due to the disposal of assets held for sale as part of the 2006 restructuring program.

Note 3. Inventories

Inventories consisted of the following:
	(In thousands)
	March 31,	April 1,	Dec. 31,
	2007	2006	2006

Raw materials	$10,125	$11,308	$10,876
Work-in-process	3,607	6,060	3,488
Finished goods	16,205	21,700	17,726
	29,937	39,068	32,090
LIFO reserve	(3,508)	(3,112)	(3,423)
	$26,429	$35,956	$28,667

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:
	(In thousands)
	March 31,	April 1,	Dec. 31,
	2007	2006	2006

Land	$925	$2,231	$925
Buildings and improvements	26,013	34,740	25,989
Machinery and equipment	40,736	52,309	41,059
Leasehold improvements	1,273	966	1,059
Construction in progress	167	387	116
	69,114	90,633	69,148
Less accumulated depreciation and amortization	(50,247)	(60,958)	(49,936)
	$18,867	$29,675	$19,212

Note 5. Accrued Liabilities

Accrued liabilities at March 31, 2007 consisted of the following:
	(In thousands)
	March 31,	April 1,	Dec. 31,
	2007	2006	2006

Employee-related benefits	$1,971	$2,712	$1,945
Deferred compensation	1,029	1,043	1,071
Sales commissions	690	858	708
Other accrued liabilities	3,071	4,375	3,810

	$6,761	$8,988	$7,534

Note 6. Employee Stock Ownership Plan

Chromcraft Revington sponsors a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees who have completed six months of service. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust’s repayment of its loan from the Company. As the ESOP loan is repaid, shares are released and allocated to ESOP accounts of active employees based on the proportion of debt service paid in the year. Chromcraft Revington accounts for its ESOP in accordance with AICPA Statement of Position 93-6, Accounting for Employee Stock Ownership Plans. Accordingly, unearned ESOP shares are reported as a reduction of stockholders’ equity as reflected in the Condensed Consolidated Statement of Stockholders’ Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings (loss) per share computations. ESOP compensation expense, a non-cash charge, for the three months ended March 31, 2007 and April 1, 2006 was $144,000 and $223,000, respectively. ESOP shares consisted of the following:

	(In thousands)
	March 31, 2007	April 1, 2006	Dec. 31, 2006

Allocated shares	266	244	296
Committed to be released shares	17	17	-
Unearned ESOP shares	1,654	1,722	1,671
Total ESOP shares	1,937	1,983	1,967

Unearned ESOP shares, at cost	$16,540	$17,216	$16,708
Fair value of unearned ESOP shares	$15,911	$23,173	$14,353

Note 7. Earnings per Share of Common Stock

Due to the net loss in the three months ended March 31, 2007, loss per share, basic and diluted, are the same, as the effect of potential common shares would be antidilutive. For the three months ended April 1, 2006, weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares of approximately 64,000.

Note 8. Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The implementation of FIN 48 did not result in recognition of previously unrecognized tax benefits. At January 1, 2007 and March 31, 2007, the Company had $270,000 of unrecognized tax benefits, all of which would affect the effective tax rate if recognized.

The Company or its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions. The Internal Revenue Service concluded an examination of the Company’s U.S. income tax return for the year ended December 31, 2002, with no proposed adjustments. With few exceptions, the Company is no longer subject to state or local income tax examinations by tax authorities for years before 2003.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated financial statements. During the quarter ended March 31, 2007, the Company paid and recognized approximately $4,000 in interest and penalties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In recent years, the value chain of the furniture industry has rapidly shifted to a global marketplace. This dramatic shift toward imported products has been a powerful driver of improved consumer value. It has also created a highly dynamic retail environment of changing buying power and channel concentrations. In the wake of this upheaval, many U.S. based furniture manufacturing plants have been closed. To adapt to this new global marketplace reality, the Company is in the process of redefining its value proposition and organizational structure to serve the evolving furniture marketplace.

Chromcraft Revington’s business strategy is to develop products based on consumer research utilizing a global supply chain and U.S.-based built-to-order manufacturing capabilities. Recently, the Company began a transformation to a more integrated organizational model by appointing senior managers to lead its sales, marketing and product development, supply chain and finance functions. Under this centralized functional structure, the Company recently converted its multi-line sales representation to a unified exclusive sales force and combined its various product development and marketing brand organizations. In addition, the Company is in the process of shifting its U.S. manufacturing operations to greater use of a global supply chain and built-to-order capabilities. The Company believes these actions are necessary to effectively compete in the global furniture industry.

In addition, the Company implemented a restructuring program in 2006 that included the shut down, relocation, consolidation and outsourcing of certain manufacturing and distribution operations. The purposes of the restructuring were to improve the utilization of a global supply chain, to reduce fixed costs and to increase asset utilization. Two manufacturing plants and one stand-alone distribution center were closed in 2006.

Chromcraft Revington recorded a net loss of $1,178,000 for the first quarter of 2007 as compared to net earnings of $1,129,000 for the prior year period. During the first three months of 2007, the Company’s cash position increased $2,584,000 to $11,002,000 at March 31, 2007. The increase in cash was primarily due to proceeds received from asset sales as part of the 2006 restructuring program. At March 31, 2007, the Company had no bank indebtedness.

As the Company continues to adapt to the global furniture marketplace and integrates functions common to its various products, additional restructuring charges, asset impairments, duplicate costs, reduced revenues, increased operating expenses and disruptions to the organization may occur.

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Operations of Chromcraft Revington for the three months ended March 31, 2007 and April 1, 2006 expressed as a percentage of sales.
	Three Months Ended
	March 31,	April 1,
	2007	2006
Sales	100.0%	100.0%
Cost of sales	83.8	80.4
Gross margin	16.2	19.6
Selling, general and administrative expenses	22.1	15.5
Operating income (loss)	(5.9)	4.1
Interest (income) expense, net	(0.1)	0.2
Earnings (loss) before income tax expense (benefit)	(5.8)	3.9
Income tax expense (benefit)	(2.3)	1.4
Net earnings (loss)	(3.5)%	2.5%

Consolidated sales for the three months ended March 31, 2007 of $33,847,000 represented a 26.3% decrease from $45,921,000 reported for the prior year period. Shipments for the current quarter were lower as compared to the prior year period primarily due to competitive pressure from imports, a soft furniture retail environment, and the impact of a major change to the Company’s sales structure. All residential furniture product category shipments, particularly in occasional furniture, were lower in the first quarter as compared to the same period last year. Commercial furniture shipments were higher as compared to the same period in the prior year. During the first quarter, the Company restructured and realigned its residential sales organizations. As part of its ongoing transformation, the Company combined its residential sales management and shifted to exclusive sales representation of its brands. In the past, the Company used multi-line independent representatives who carried other furniture companies' products. These sales representatives were managed by separate divisions of Chromcraft Revington. This divisional structure made it difficult for the Company to coordinate activities between its brands.

The consolidated sales decrease in the first quarter of 2007 was primarily due to lower unit volume.

Gross margin decreased $3,522,000 to $5,490,000, or 16.2% of sales, for the first three months of 2007 from $9,012,000, or 19.6% of sales, for the prior year period. The lower gross margin in 2007 was primarily due to a lower sales volume, which impacted fixed cost absorption and manufacturing efficiencies, and an unfavorable sales mix. In addition, gross margin in 2007 included a charge of $178,000 pre-tax for restructuring related costs in connection with the Company’s 2006 restructuring program. In the three month period ended March 31, 2007, the Company recognized a $357,000 pre-tax gain on asset sales, which favorably impacted gross margin.

Selling, general and administrative expenses as a percentage of sales, were 22.1% for the first quarter of 2007 as compared to 15.5% for the prior year period. The higher percentage in 2007 was primarily due to fixed selling and administrative costs spread over a lower sales volume. In addition, product development and marketing costs were higher in the first quarter of 2007 as compared to the same period last year. Selling, general and administrative expenses for the three month period ended March 31, 2007 also included a charge of $180,000 pre-tax for restructuring related costs in connection with the Company's 2006 restructuring program.

Net interest income was $18,000 in the first quarter of 2007 as compared to net interest expense of $77,000 in the prior year period. Net interest income for the three months ended March 31, 2007 was primarily due to an increase in cash equivalents investments as compared to the year earlier period.

Chromcraft Revington’s effective income tax (benefit) rate was (39.8%) for the first three months of 2007 as compared to 37.6% for the prior year period. The higher effective tax rate for the quarter ended March 31, 2007 reflects the impact of book income not subject to tax.

Liquidity and Capital Resources

Operating activities provided cash of $233,000 for the three months ended March 31, 2007 as compared to $3,383,000 for the same period last year. The decrease in cash from operating activities in 2007 as compared to the prior year period was primarily due to an operating loss in the current period.

Investing activities generated cash of $2,351,000 in the first quarter of 2007 as compared to $246,000 of cash used in the prior year period. During the first quarter of 2007, the Company received cash proceeds of $2,518,000 on asset sales as part of the 2006 restructuring program. Cash used for capital expenditures was $167,000 during the first three months of 2007, as compared to $249,000 spent during the same period last year. The Company plans to implement a new enterprise resource planning application software in 2007. Vendor selection and costs have not been determined for this project; however, the Company expects that capital expenditures in 2007 will exceed the 2006 capital expenditures level.

The Company’s primary sources of liquidity are cash from operating activities, cash on hand, cash proceeds from assets held for sale and its external borrowing capacity. At March 31, 2007 the Company had approximately $2.5 million in availability under its unsecured bank credit facility and no borrowings. Availability under the bank credit facility is based on a multiple of trailing twelve months cash flow and, therefore, has been limited based on the Company’s recent operating performance. The Company is in the process of replacing its bank credit facility with a secured asset based bank credit facility that is expected to provide credit availability in excess of $20 million. Management believes that its internal cash resources and external borrowing capacity are adequate to meet its short and long term liquidity requirements.

Recently Issued Accounting Standards

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

Forward-Looking Statements

Certain information and statements contained in this report, including, without limitation, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be generally identified as such because they include future tense or dates, or are not historical or current facts, or include words such as “believes,” “may,” “expects,” “intends,” “plans,” or words of similar import. Forward-looking statements are not guarantees of performance or outcomes and are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected, or anticipated as of the date of this report.

Among the risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions; import and domestic competition in the furniture industry; ability of the Company to execute its business strategies and implement its new business model; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new home and existing home sales; other factors that generally affect business; and the risk factors set forth in this Form 10-Q and the  Company's annual report on Form 10-K for the year ended December 31, 2006.

The Company does not undertake any obligation to update or revise publicly any forward-looking statements to reflect information, events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company had no bank indebtedness in the first quarter of 2007 and, therefore, no interest rate risk.

The Company sources certain raw materials and finished furniture, primarily from China. These purchases are fixed price contracts payable in U.S. dollars and, therefore, the Company has no material foreign exchange rate risk exposure.

As part of the 2006 restructuring program, certain inventories were written down to anticipated net realizable value, and assets held for sale were recorded at fair value. These assets are subject to market changes, which may require the Company to make further write-downs or may result in further impairments.

Item 4. Controls and Procedures

Chromcraft Revington’s principal executive officer and principal financial officer have concluded, based upon their evaluation, that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of the end of the period covered by this Form 10-Q.

There have been no significant changes in Chromcraft Revington’s internal control over financial reporting that occurred during the first quarter of 2007 that may have materially affected, or are reasonably likely to materially affect, Chromcraft Revington’s internal control over financial reporting.

PART II.

Item 1A. Risk Factors

We may have difficulty returning to profitability.

The Company incurred an operating loss in the first quarter of 2007. The Company will need to increase sales, reduce expenses, and/or improve manufacturing processes in order to return to profitability in future periods.

We may not be able to effectively source our products competitively.

The continued transformation of the business will require enhanced global sourcing capabilities. To respond to competitive pressures and customer requirements, the Company will need to develop new and better products and source effectively in lower labor cost areas, such as China. Without an improvement in these capabilities sales and operating results can be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to shares of Chromcraft Revington common stock repurchased by the Company during the quarter ended March 31, 2007.

Purchase of Equity Securities

Maximum
number (or
			Total number	approximate
			of shares	dollar value)
			purchased	of shares that
			as part	may yet be
	Total	Average	of publicly	purchased
	number	price	announced	under the
	of shares	paid	plans or	plans or
Period	purchased	per share	programs	programs (1)

January 1, 2007 to January 27, 2007	-	-	-	702,965
January 28, 2007 to February 24, 2007	-	-	-	702,965
February 25, 2007 to March 31, 2007	-	-	-	702,965

Total	-	-	-

    (1) The Company has maintained a share repurchase program since 1997.

Item 6.  Exhibits

3.1
Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

3.2	By-laws of the Registrant, as amended, filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on December 12, 2005, is incorporated herein by reference.
31.1	Certification of Chief Executive Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chromcraft Revington, Inc.
(Registrant)

Date:	May 14, 2007	By:	/s/ Frank T. Kane
Frank T. Kane Sr. Vice President-Finance (Duly Authorized Officer and Principal Accounting and Financial Officer)