Form 10-Q
period 2007-06-30
CHROMCRAFT REVINGTON INC
filed 2007-08-13
CIK 884130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-13970
CHROMCRAFT REVINGTON, INC.
(Exact name of registrant as specified in its charter)

Delaware	35-1848094

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
Common Stock, $.01 par value — 6,180,976 shares as of August 2, 2007

PART I.
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (unaudited)
Chromcraft Revington, Inc.
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Sales	$32,769	$40,320	$66,616	$86,241
Cost of sales	30,480	32,205	58,837	69,114

Gross margin	2,289	8,115	7,779	17,127
Selling, general and administrative expenses	7,566	6,922	15,032	14,048

Operating income (loss)	(5,277)	1,193	(7,253)	3,079
Interest (income) expense, net	(22)	53	(40)	130

Earnings (loss) before income tax expense (benefit)	(5,255)	1,140	(7,213)	2,949
Income tax expense (benefit)	(1,954)	464	(2,734)	1,144

Net earnings (loss)	$(3,301)	$676	$(4,479)	$1,805

Earnings (loss) per share of common stock
Basic	$(.73)	$.15	$(1.00)	$.41
Diluted	$(.73)	$.15	$(1.00)	$.40
Shares used in computing earnings (loss) per share
Basic	4,493	4,406	4,485	4,398
Diluted	4,493	4,467	4,485	4,460
See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	June 30,	July 1,	Dec. 31,
	2007	2006	2006
Assets

Cash and cash equivalents	$7,927	$2,755	$8,418
Accounts receivable	17,189	19,112	19,072
Refundable income taxes	2,276	—	—
Inventories	26,124	37,174	28,667
Assets held for sale	2,166	—	5,068
Deferred income taxes and prepaid expenses	3,169	1,770	3,104

Current assets	58,851	60,811	64,329

Property, plant and equipment, net	17,746	29,375	19,212
Deferred income taxes and other assets	3,149	924	2,277

Total assets	$79,746	$91,110	$85,818

Liabilities and Stockholders’ Equity

Accounts payable	$4,652	$4,604	$5,144
Accrued liabilities	6,394	8,278	7,534

Current liabilities	11,046	12,882	12,678

Deferred compensation	1,309	1,813	1,918
Other long-term liabilities	991	1,267	804

Total liabilities	13,346	15,962	15,400

Stockholders’ equity	66,400	75,148	70,418

Total liabilities and stockholders’ equity	$79,746	$91,110	$85,818

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	Six Months Ended
	June 30,	July 1,
	2007	2006
Operating Activities
Net earnings (loss)	$(4,479)	$1,805
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Depreciation and amortization expense	966	1,668
Deferred income taxes	(384)	62
Non-cash asset impairment charges	1,100	—
Non-cash ESOP compensation expense	286	438
Non-cash stock compensation expense	175	243
Non-cash inventory write-downs	2,400	312
Provision for doubtful accounts	209	176
(Gain) loss on disposal of assets	(283)	19
Changes in operating assets and liabilities
Accounts receivable	1,674	(553)
Refundable income taxes	(2,276)	—
Inventories	143	(477)
Prepaid expenses	40	152
Accounts payable	(492)	(844)
Accrued liabilities	(1,155)	909
Deferred compensation	(609)	(673)
Other long-term liabilities and assets	(391)	306

Cash provided by (used in) operating activities	(3,076)	3,543

Investing Activities
Capital expenditures	(351)	(793)
Proceeds on disposal of assets	2,936	5

Cash provided by (used in) investing activities	2,585	(788)

Financing Activities
Cash provided by (used in) financing activities	—	—

Change in cash and cash equivalents	(491)	2,755

Cash and cash equivalents at beginning of the period	8,418	—

Cash and cash equivalents at end of the period	$7,927	$2,755

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
For the Six Months Ended June 30, 2007
Chromcraft Revington, Inc.
(In thousands, except share data)

			Capital in	Unearned				Total
	Common Stock		Excess of	ESOP	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Par Value	Shares	Earnings	Shares	Amount	Equity

Balance at January 1, 2007	7,944,163	$80	$18,075	$(16,708)	$89,971	(1,776,287)	$(21,000)	$70,418

Net loss	—	—	—	—	(4,479)	—	—	(4,479)

ESOP compensation expense	—	—	(52)	338	—	—	—	286

Issuance of restricted stock awards	13,100	—	—	—	—	—	—	—

Amortization of unearned compensation of restricted stock awards	—	—	155	—	—	—	—	155

Stock option compensation expense	—	—	20	—	—	—	—	20

Balance at June 30, 2007	7,957,263	$80	$18,198	$(16,370)	$85,492	(1,776,287)	$(21,000)	$66,400

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
Chromcraft Revington, Inc.
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Chromcraft Revington, Inc. and its wholly-owned subsidiaries (together, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
Note 2. Restructuring and Asset Impairment Charges
In 2006, the board of directors of the Company approved the restructuring of certain of the Company’s operations. The restructuring program includes the shut down, relocation, consolidation, and outsourcing of certain furniture manufacturing and distribution operations, and is expected to be completed during 2007. The purposes of the restructuring program are to reduce fixed costs, to improve the utilization of a global supply chain, and to increase asset utilization.
Restructuring charges recorded for the six months ended June 30, 2007 were as follows:

(In thousands)

Restructuring charges:
Costs to shut down, vacate and prepare for sale	$329
One-time termination benefits	78

407
Asset impairment charges	1,045

$1,452

Statements of Operations classification:
Gross margin	$1,237
Selling, general and administrative expenses	215

$1,452

The Company expects to incur total restructuring costs of $1,435,000 for one-time termination benefits and costs to shut down, vacate and prepare the facilities for sale as follows:

	(In thousands)
		2007
	Year Ended	Six Months Ended	Remaining
	Dec. 31, 2006	June 30, 2007	Six Months	Total

Costs to shut down, vacate and prepare for sale	$479	$329	$86	$894
One-time termination benefits	463	78	—	541

	$942	$407	$86	$1,435

Charges to expense, cash payments or asset write-downs for the six months ended June 30, 2007 and the restructuring liabilities at June 30, 2007 and December 31, 2006 were as follows:

	(In thousands)
		Six Months Ended June 30, 2007
		Charges		Asset
	Dec. 31,	to	Cash	Impairments,	June 30,
	2006	Expense	Payments	Net	2007
Costs to shut down, vacate and prepare for sale	$29	$329	$(358)	$—	$—
One time termination benefits	260	78	(338)	—	—
Asset impairment charges	—	1,045	—	(1,045)	—

	$289	$1,452	$(696)	$(1,045)	$—

For the six months ended June 30, 2007, the Company recorded a pre-tax gain of $283,000 primarily due to the disposition of assets held for sale as part of the 2006 restructuring program.
Note 3. Inventories
Inventories consisted of the following:

	(In thousands)
	June 30,	July 1,	Dec. 31,
	2007	2006	2006

Raw materials	$9,045	$10,998	$10,876
Work-in-process	3,468	5,434	3,488
Finished goods	17,244	23,946	17,726

	29,757	40,378	32,090
LIFO reserve	(3,633)	(3,204)	(3,423)

	$26,124	$37,174	$28,667

Note 4. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	(In thousands)
	June 30,	July 1,	Dec. 31,
	2007	2006	2006

Land	$925	$2,231	$925
Buildings and improvements	26,023	34,830	25,989
Machinery and equipment	39,442	52,298	41,059
Leasehold improvements	635	984	1,059
Construction in progress	84	666	116

	67,109	91,009	69,148
Less accumulated depreciation and amortization	(49,363)	(61,634)	(49,936)

	$17,746	$29,375	$19,212

Note 5. Assets Held for Sale
Assets held for sale consisted of the following:

	(In thousands)
	June 30,	July 1,	Dec. 31,
	2007	2006	2006

Land and buildings	$2,062	$—	$4,690
Machinery and equipment	104	—	378

	$2,166	$—	$5,068

Note 6. Accrued Liabilities
Accrued liabilities consisted of the following:

	(In thousands)
	June 30,	July 1,	Dec. 31,
	2007	2006	2006

Employee-related benefits	$1,682	$2,593	$1,945
Compensation related	859	502	408
Deferred compensation	759	964	1,071
Sales commissions	652	780	708
Other accrued liabilities	2,442	3,439	3,402

	$6,394	$8,278	$7,534

Note 7. Employee Stock Ownership Plan
Chromcraft Revington sponsors a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees who have completed six months of service. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust’s repayment of its loan from the Company. As the ESOP loan is repaid, shares are released and allocated to ESOP accounts of active employees based on the proportion of debt service paid in the year. Chromcraft Revington accounts for its ESOP in accordance with AICPA Statement of Position 93-6, Accounting for Employee Stock Ownership Plans. Accordingly, unearned ESOP shares are reported as a reduction of stockholders’ equity as reflected in the Condensed Consolidated Statement of Stockholders’ Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings (loss) per share computations. ESOP compensation expense, a non-cash charge, for the three and six months ended June 30, 2007 was $142,000 and $286,000, respectively, compared to $215,000 and $438,000, respectively, for the prior year periods. ESOP shares consisted of the following:

	(In thousands)
	June 30,	July 1,	Dec. 31,
	2007	2006	2006

Allocated shares	262	244	296
Committed to be released shares	34	34	—
Unearned ESOP shares	1,637	1,705	1,671

Total ESOP shares	1,933	1,983	1,967

Unearned ESOP shares, at cost	$16,370	$17,047	$16,708

Fair value of unearned ESOP shares	$12,261	$19,792	$14,353

Note 8. Earnings per Share of Common Stock
Due to the net loss in the three and six months ended June 30, 2007, loss per share, basic and diluted, are the same, as the effect of potential common shares would be antidilutive. For the three and six months ended July 1, 2006, weighted average shares used in the calculation of diluted earnings per share included dilutive potential common shares of approximately 61,000 and 62,000, respectively.
Note 9. Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The implementation of FIN 48 did not result in recognition of previously unrecognized tax benefits. At January 1, 2007 and June 30, 2007, the Company had $270,000 of unrecognized tax benefits, all of which would affect the effective tax rate if recognized.
The Company or its subsidiaries file federal and various state income tax returns. The Internal Revenue Service concluded an examination of the Company’s U.S. income tax return for the year ended December 31, 2002, with no proposed adjustments. With few exceptions, the Company is no longer subject to state or local income tax examinations by tax authorities for years before 2003.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated financial statements. For the six months ended June 30, 2007, the Company recognized approximately $4,000 in interest and penalties.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
In recent years, the furniture industry has rapidly shifted to a global supply chain. Global manufacturers, primarily located in China and other Asian countries, have used substantially lower labor costs and somewhat lower material costs to achieve a competitive advantage over U.S. based manufacturers. As a result, many U.S. based furniture manufacturing plants have been closed. To adapt to this new global reality, the Company is transforming its business model to compete in the evolving furniture marketplace.
Chromcraft Revington’s business strategy is to develop consumer research based products utilizing the global supply chain and build-to-order customization capabilities. The Company also is changing its organization structure from decentralized operating businesses to a unified functional organization and has added new senior management. Recently, the Company combined its residential furniture sales and marketing organizations, launched new products using the global supply chain, and outsourced certain products that were manufactured in the U.S. As the Company transforms its business model and reduces its reliance on U.S. manufacturing, it has incurred inventory write-downs, asset impairment charges, employee severance costs, and higher product development, marketing and selling costs in the first half of 2007. Additional transition costs, reduced revenue, increased operating expenses, restructuring charges and asset impairments will likely occur.
The Company reported a net loss of $4.5 million for the six months ended June 30, 2007 as compared to net earnings of $1.8 million for the prior year period. For the first half of 2007, operating activities used cash of $3.1 million, which was partially offset by cash provided by investing activities of $2.6 million generated from asset dispositions.
On June 22, 2007, the Company entered into a new revolving loan facility (“Facility”) with a bank that allows the Company to borrow up to $35 million based on eligible accounts receivable and inventories. The Facility is secured by substantially all of the assets of the Company and its subsidiaries. At June 30, 2007, the Company had approximately $19.4 million in availability under the Facility. The Facility’s only restrictive financial covenant is applicable when availability under the Facility is below $5 million. The Facility expires in 2012. At June 30, 2007, the Company had cash and cash equivalents of $7.9 million and no bank borrowings.

Results of Operations
The following table sets forth the Condensed Consolidated Statements of Operations of Chromcraft Revington for the three and six months ended June 30, 2007 and July 1, 2006 expressed as a percentage of sales.

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.0	79.9	88.3	80.1

Gross margin	7.0	20.1	11.7	19.9
Selling, general and administrative expenses	23.1	17.1	22.6	16.3

Operating income (loss)	(16.1)	3.0	(10.9)	3.6
Interest (income) expense, net	(0.1)	0.2	(0.1)	0.2

Earnings (loss) before income tax expense (benefit)	(16.0)	2.8	(10.8)	3.4
Income tax expense (benefit)	(5.9)	1.1	(4.1)	1.3

Net earnings (loss)	(10.1)%	1.7%	(6.7)%	2.1%

Sales for the three and six months ended June 30, 2007 of $32.8 million and $66.6 million, respectively, represented a decrease of 18.7% and 22.8%, respectively, from the same periods last year. Residential furniture shipments in 2007 were lower due to an industry-wide slow down at the retail level, competitive pressure from imports, and the impact of restructuring the Company’s residential sales force to exclusive sales representation of its furniture brands. Commercial furniture shipments rose in 2007 as compared to the prior year primarily due to higher shipments of seating products. Consolidated shipments in the second quarter of 2007 included $3.3 million of backlog reduction. The consolidated sales decrease for 2007 was primarily due to lower unit volume.
Earlier this year the Company restructured and realigned its residential sales organizations. As part of its ongoing transformation, the Company combined its residential sales management and shifted to exclusive sales representation of its brands. In the past, the Company used multi-line independent representatives who carried other furniture companies’ products. These sales representatives were managed by separate divisions of Chromcraft Revington. This divisional structure made it difficult for the Company to coordinate activities between its brands.
Gross margin for the three and six months ended June 30, 2007 decreased $5.8 million and $9.3 million, respectively, from the same periods in the prior year. The lower gross margin in 2007 is primarily due to the lower sales volume, an unfavorable product sales mix and costs associated with the transformation of the Company to a new business model. The lower sales volume resulted in a reduced domestic production level, which impacted fixed cost absorption and manufacturing variances. In the second quarter, the Company recorded inventory write-downs of $2.0 million pre-tax, to reflect anticipated net realizable value on disposition, and asset impairment charges of $1.1 million pre-tax to reduce the carrying value of long term assets to fair value. These charges were due, in part, to transitioning the Company’s business to a global supply chain.

Selling, general and administrative expenses as a percentage of sales were 23.1% and 22.6%, respectively, for the three and six months ended June 30, 2007, compared to 17.1% and 16.3%, respectively, for the same periods last year. The higher percentage in the 2007 periods was primarily due to fixed selling and administrative costs spread over a lower sales volume. The Company also incurred higher product development, marketing and selling costs in 2007 primarily to support its new focus on consumer research based products. In addition, compensation related expenses, including employee severance costs, were higher in the three and six months ended June 30, 2007 compared to the same periods in the prior year.
Net interest income for the three and six months ended June 30, 2007 was $22,000 and $40,000, respectively, as compared to net interest expense of $53,000 and $130,000, respectively, for the same periods in 2006. The higher interest income for the three and six months ended June 30, 2007 was due to an increase in available funds for investment as compared to the year earlier periods.
Chromcraft Revington’s effective income tax (benefit) rate for the three and six months ended June 30, 2007 was (37.2)% and (37.9)%, respectively, as compared to 40.7% and 38.8%, respectively, for the same periods in 2006. The lower effective tax rate in 2007 was primarily due to a lower state tax (benefit) and the impact of the deductibility of book items for tax purposes.
Liquidity and Capital Resources
Operating activities of the Company used $3.1 million of cash for the six months ended June 30, 2007, a decrease of $6.6 million from the prior year period. The decrease in cash from operating activities was primarily due to the net loss in 2007. The Company anticipates a tax operating loss for 2007 and plans to carry back its tax loss to taxable income years for a refund of taxes paid in 2006 and 2005. At June 30, 2007, the Company recorded refundable income taxes of $2.3 million, which are expected to be received in 2008.
Investing activities generated cash of $2.6 million for the six months ended June 30, 2007 as compared to $.8 million of cash used in the prior year period. During the first six months of 2007, the Company received cash proceeds of $2.9 million on asset dispositions. Cash used for capital expenditures was $.4 million during the first six months of 2007, as compared to $.8 million spent during the same period last year. The Company plans to implement new enterprise resource planning application software beginning in 2007. Vendor selection and costs have not been determined for this project; however, the Company expects that capital expenditures in 2007 will exceed the prior year amount.
On June 22, 2007, the Company entered into a new revolving loan facility with a bank (“Facility”) that provides for a maximum line of credit of $35 million based on eligible accounts receivable and inventories. The Facility is secured by substantially all of the assets of the Company and its subsidiaries. At June 30, 2007, the Company had $19.4 million in availability under the Facility, which reflects a $1.3 million reduction for a letter of credit outstanding in connection with a self-insured workers compensation program. Interest rates under the Facility are determined at the time of borrowing, at the Company’s option, at either the bank’s prime rate or the London Interbank Offered Rate (LIBOR). The Facility contains one restrictive financial covenant, which is applicable when availability under the Facility is below $5 million. The Facility expires in 2012 and there were no borrowings outstanding at June 30, 2007.

The Company’s primary sources of liquidity are cash on hand, availability under the Facility and cash proceeds from asset dispositions. Management believes that these cash resources are adequate to meet its short and long term liquidity requirements.
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
In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB No. 115 (“FAS 159”), which is effective prospectively for the fiscal year beginning after November 15, 2007. FAS 159 permits entities to measure many financial instruments and certain other items at fair value, expanding the use of fair value measurement consistent with FAS No. 157. Although the Company has not completed its analysis of FAS 159, it is not expected to have a material impact.
Forward-Looking Statements
Certain information and statements contained in this report, including, without limitation, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be generally identified as such because they include future tense or dates, or are not historical or current facts, or include words such as “believes,” “may,” “expects,” “intends,” “plans,” “anticipates,” or words of similar import. Forward-looking statements are not guarantees of performance or outcomes and are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected, or anticipated as of the date of this report.
Among the risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions; import and domestic competition in the furniture industry; ability of the Company to execute its business strategies and implement its new business model; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new home and existing home sales; other factors that generally affect business; and the risk factors set forth in this Form 10-Q and the Company’s annual report on Form 10-K for the year ended December 31, 2006.
The Company does not undertake any obligation to update or revise publicly any forward-looking statements to reflect information, events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company had no bank indebtedness in the second quarter of 2007 and, therefore, no interest rate risk.
The Company sources certain raw materials and finished furniture, primarily from China. These purchases are fixed price contracts payable in U.S. dollars and, therefore, the Company has no material foreign exchange rate risk exposure.
During the three months ended June 30, 2007, certain inventories were written down to anticipated net realizable value, and assets held for sale were recorded at fair value. These assets are subject to market changes, which may require the Company to make further write-downs or may result in further impairments.
Item 4. Controls and Procedures
Chromcraft Revington’s principal executive officer and principal financial officer have concluded, based upon their evaluation, that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of the end of the period covered by this Form 10-Q.
There have been no significant changes in Chromcraft Revington’s internal control over financial reporting that occurred during the second quarter of 2007 that may have materially affected, or are reasonably likely to materially affect, Chromcraft Revington’s internal control over financial reporting.
PART II.
Item 1A. Risk Factors
We may have difficulty returning to profitability.
The Company incurred an operating loss for the three and six months ended June 30, 2007. The Company will need to increase sales, reduce expenses, and/or improve manufacturing processes in order to return to profitability in future periods.
We may not be able to effectively source our products competitively.
The continued transformation of our business model will require enhanced global sourcing capabilities. To respond to competitive pressures and customer requirements, the Company will need to develop new and better products and source effectively in lower labor cost areas, such as China. Without an improvement in these capabilities, sales and operating results can be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to shares of Chromcraft Revington common stock repurchased by the Company during the quarter ended June 30, 2007.
Purchase of Equity Securities

			Total number	Maximum number
			of shares	(or approximate
			purchased as	dollar value) of
	Total	Average	part of publicly	shares that may yet
	number	price	announced	be purchased
	of shares	paid	plans or	under the plans or
Period	purchased	per share	programs	programs (1)

April 1, 2007 to April 28, 2007	—	—	—	702,965
April 29, 2007 to May 26, 2007	—	—	—	702,965
May 27, 2007 to June 30, 2007	—	—	—	702,965

Total	—	—	—

(1)	The Company has maintained a share repurchase program since 1997, which has no expiration date.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	Chromcraft Revington held its annual meeting of stockholders on May 9, 2007.

(b)
All directors nominated were elected to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. Set forth below are the votes cast for each director.

	Votes
Directors	For	Withheld
Benjamin M. Anderson-Ray	5,000,704	490,566
Ronald H. Butler	5,012,416	478,854
John R. Hesse	5,014,689	476,581
David L. Kolb	5,012,140	479,130
Larry P. Kunz	5,015,949	475,321
Theodore L. Mullett	4,792,509	698,761
Craig R. Stokely	5,011,509	479,761
John D. Swift	5,014,246	477,024

(c)	The following matter also was voted upon at the annual meeting of stockholders. Set forth below is the vote tabulation regarding such matter.

	Votes Cast			Broker
	For	Against	Abstain	Non-vote
Approval of the Chromcraft Revington, Inc.
Executive Incentive Plan	3,235,082	1,810,491	5,814	439,883
Item 5. Other Information
On June 22, 2007, the Company entered into a new revolving loan facility with Bank of America, N.A. (“Facility”) that provides for a maximum line of credit of $35 million based on eligible accounts receivable and inventories. The Facility is secured by substantially all of the assets of the Company and its subsidiaries. At June 30, 2007 the Company had $19.4 million in availability under the Facility, which reflects a $1.3 million reduction for a letter of credit outstanding in connection with a self-insured workers compensation program. Interest rates under the Facility are determined at the time of borrowing, at the Company’s option, at either the bank’s prime rate or the London Interbank Offered Rate (LIBOR). The Facility contains one restrictive financial covenant, which is applicable when availability under the Facility is below $5 million. The Facility expires in 2012 and there were no borrowings outstanding at June 30, 2007.
At the annual meeting of stockholders held on May 9, 2007, the Company’s 2007 Executive Incentive Plan was approved, effective January 1, 2007. A brief description of the material terms and conditions of the plan was included in the Company’s proxy statement relating to its 2007 annual meeting on pages 5 through 13 under the caption “Item 2 — Approval of the 2007 Executive Incentive Plan” and is incorporated into this report by reference.
The foregoing descriptions of the Facility and the 2007 Executive Incentive Plan are qualified in their entirety by reference to the entire documents included or incorporated by reference as exhibits to this report.

Item 6. Exhibits
3.1
Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

3.2	By-laws of the Registrant, as amended, filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on December 12, 2005, is incorporated herein by reference.

10.21	Loan and Security Agreement, dated June 22, 2007, between the Registrant, CR Chromcraft, Inc., CR Home Occasional, Inc., CR Home, Inc., and Bank of America, N.A. (filed herewith).

10.57	Chromcraft Revington, Inc. 2007 Executive Incentive Plan, effective January 1, 2007, filed as Appendix A to the Registrant’s Proxy Statement dated April 11, 2007, is incorporated herein by reference.

31.1	Certification of Chief Executive Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chromcraft Revington, Inc. (Registrant)
Date: August 13, 2007	By:	/s/ Frank T. Kane
Frank T. Kane
Sr. Vice President-Finance and Chief Financial Officer (duly authorized officer and principal accounting and financial officer)