Form 10-K/A
period 2006-12-31
CHROMCRAFT REVINGTON INC
filed 2007-08-17
CIK 884130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
incorporation or organization)
1330 Win Hentschel Blvd., Ste. 250, West Lafayette, Indiana 47906
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as originally filed with the Securities and Exchange Commission on March 26, 2007 (the “Original Filing”). This Amendment amends Part IV, Item 15 of the Original Filing to revise our Notes to Consolidated Financial Statements as follows:
•	Note 1 clarification and expansion of the Registrant’s revenue recognition policy.

•	Note 10 to delete the reference to the usage of an environmental consultant to estimate certain environmental remediation costs.
Except for the revisions described above, this Amendment does not amend, modify or update the Original Filing in any respect. This Amendment does not reflect events that have occurred subsequent to the filing of the Original Filing and, accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	1. The following are included in this Amendment:
(i) Note 1 to the consolidated financial statements of the Registrant and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006 is hereby amended and superseded and is hereby replaced with the following:
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
Revenue Recognition
The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the related receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.
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
(ii) Note 10 to the consolidated financial statements of the Registrant and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006 is hereby amended and superseded and is hereby replaced with the following:

Note 10. Other Long-Term Liabilities
Other long-term liabilities include $570,000 and $597,000 at December 31, 2006 and 2005, respectively, for estimated environmental remediation costs for land that was acquired as part of a previous acquisition by the Company.
(a) 3. The documents listed in the Exhibit Index below are filed or furnished as indicated with this Amendment.
*            *            *

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Date: August 17, 2007

CHROMCRAFT REVINGTON, INC.
By:	/s/ Frank T. Kane
Frank T. Kane
Senior Vice President — Finance and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).