Form 10-K/A
period 2006-12-31
CHROMCRAFT REVINGTON INC
filed 2007-11-02
CIK 884130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

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
1330 Win Hentschel Blvd., Suite 250, West Lafayette, Indiana 47906
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

EXPLANATORY NOTE
This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as originally filed with the Securities and Exchange Commission on March 26, 2007 (the “Original Filing”), and amends our Amendment No. 1 to the Original Filing filed with the Securities and Exchange Commission on August 17, 2007 (“Amendment No. 1). This Amendment amends Part IV, Item 15 of the Original Filing to revise our Notes to Consolidated Financial Statements as follows:
•	Note 1 — clarification and expansion of our revenue recognition policy.
•	Note 10 — deletion of the reference to the usage of an environmental consultant to estimate certain environmental remediation costs.
This Amendment amends and supersedes Amendment No. 1 by including Part IV, Item 15 as amended in its entirety.
Except for the revisions described above, this Amendment does not amend, modify or update the Original Filing in any respect. Any information not affected by this Amendment is unchanged and reflects the disclosures made at the time we filed our Original Filing. This Amendment does not reflect events that have occurred subsequent to the filing of the Original Filing and, accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

Item 15.	Exhibits and Financial Statement Schedules
(a) 1.
The following Consolidated Financial Statements of Chromcraft Revington are included in this report on Form
10-K/A:

2

(a) 2.
The following consolidated financial statement schedule of Chromcraft Revington is included in this report on Form 10-K/A:

Schedule II — Valuation and Qualifying Accounts	S-1
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(a) 3. The following exhibits are filed with this Amendment:
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
Date: November 2, 2007

CHROMCRAFT REVINGTON, INC.
By:	/s/ Frank T. Kane
Frank T. Kane
Senior Vice President — Finance and Chief Financial Officer

3

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

See accompanying notes to the consolidated financial statements

Consolidated Statements of Stockholders’ Equity
Chromcraft Revington, Inc.
(In thousands, except share data)

			Capital in	Unearned				Total
	Common Stock		Excess of	ESOP	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Par Value	Shares	Earnings	Shares	Amount	Equity

Balance at January 1, 2004	7,676,190	$77	$14,414	$(18,798)	$78,451	(1,710,300)	$(20,346)	$53,798

Exercise of stock options	25,312	—	278	—	—	—	—	278
ESOP compensation expense	—	—	231	736	—	—	—	967
Stock option compensation expense	—	—	198	—	—	—	—	198
Net earnings	—	—	—	—	7,668	—	—	7,668

Balance at December 31, 2004	7,701,502	77	15,121	(18,062)	86,119	(1,710,300)	(20,346)	62,909

Purchase of treasury stock	—	—	(100)	—	—	(65,987)	(654)	(754)
Exercise of stock options	180,061	2	2,071	—	—	—	—	2,073
ESOP compensation expense	—	—	218	677	—	—	—	895
Issuance of restricted stock award	42,000	—	—	—	—	—	—	—
Amortization of unearned compensation - restricted stock grant	—	—	189	—	—	—	—	189
Stock option compensation expense	—	—	105	—	—	—	—	105
Net earnings	—	—	—	—	7,245	—	—	7,245

Balance at December 31, 2005	7,923,563	79	17,604	(17,385)	93,364	(1,776,287)	(21,000)	72,662

ESOP compensation expense	—	—	94	677	—	—	—	771
Issuance of restricted stock awards	20,600	1	—	—	—	—	—	1
Amortization of unearned compensation - restricted stock grants	—	—	212	—	—	—	—	212
Stock option compensation expense	—	—	165	—	—	—	—	165
Net loss	—	—	—	—	(3,393)	—	—	(3,393)

Balance at December 31, 2006	7,944,163	$80	$18,075	$(16,708)	$89,971	(1,776,287)	$(21,000)	$70,418

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

Charges to expense, cash payments or asset write-downs for the year ended December 31, 2006 and the restructuring liabilities at December 31, 2006 were as follows:

	(In thousands)
	Year ended December 31, 2006
	Charges to		Asset Write-	December 31,
	Expense	Cash Payments	Downs	2006

Costs to shut down, vacate and prepare for sale	$479	$(450)	$—	$29
One time termination benefits	463	(203)	—	260
Inventory write-downs	3,011	—	(3,011)	—
Asset impairment charges	3,419	—	(3,419)	—

	$7,372	$(653)	$(6,430)	$289

Note 3. Inventories
Inventories at December 31, 2006 and 2005 consisted of the following:

	(In thousands)
	2006	2005

Raw materials	$10,876	$11,754
Work-in-process	3,488	5,619
Finished goods	17,726	22,627

	32,090	40,000
LIFO reserve	(3,423)	(2,991)

	$28,667	$37,009

Note 4. Property, Plant and Equipment
Property, plant and equipment at December 31, 2006 and 2005 consisted of the following:

	(In thousands)
	2006	2005

Land	$925	$2,231
Buildings and improvements	25,989	34,740
Machinery and equipment	41,059	52,339
Leasehold improvements	1,059	1,017
Construction in progress	116	267

	69,148	90,594
Less accumulated depreciation and amortization	(49,936)	(60,320)

	$19,212	$30,274

Note 5. Assets Held for Sale
Assets held for sale at December 31, 2006 consisted of the following:

(In thousands)

Land and buildings	$4,690
Machinery and equipment	378

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
A summary of all restricted stock activity for the year ended December 31, 2006 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value

Restricted stock outstanding at January 1, 2006	28,000	$13.53
Granted	20,600	$9.49
Vested	(14,000)	$13.53

Restricted stock outstanding at December 31, 2006	34,600	$11.12

Stock Options
A summary of all stock option activity for the year ended December 31, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	(in thousands)
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value

Options outstanding at January 1, 2006	643,270	$12.07	6.4
Granted	2,518	$13.30
Exercised	—
Cancelled	(35,000)	$11.41

Options outstanding at December 31, 2006	610,788	$12.11	5.5	$3,548

Options exercisable at December 31, 2006	590,788	$12.16	5.5	$3,424

Expected to vest	20,000	$10.49	5.2	$124

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
/s/ KPMG LLP
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

(a)
Includes a restructuring and impairment charge of $7,372,000 pre-tax for the year ended December 31, 2006, to shut down, relocate, consolidate and outsource certain of the Company’s operations of which $5,773,000 was recorded in the third quarter and $1,599,000 in the fourth quarter. Gross margin in the third and fourth quarter was reduced by $5,633,000 pre-tax and $1,450,000 pre-tax, respectively, for the restructuring and impairment charge.

(b)
In connection with the Company’s restructuring activities, a non-cash income tax charge of $325,000 was recorded in the three months ended September 30, 2006 for the reduction of a deferred income tax asset.

(c)	Includes a non-recurring income tax benefit of $710,000 primarily due to the favorable resolution of a tax contingency.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Chromcraft Revington, Inc.
(In thousands)

		Additions
	Balance at	Charged to
	Beginning of	Costs and	Charged to			Balance at End
Classification	Period	Expenses	Other Accounts	Deductions		of Period

Year ended December 31, 2006
Allowance for doubtful accounts	$1,045	$(15)	$—	$(380	)(a)	$650

Year ended December 31, 2005
Allowance for doubtful accounts	$1,280	$649	$—	$(884	)(a)	$1,045

Year ended December 31, 2004
Allowance for doubtful accounts	$1,356	$287	$—	$(363	)(a)	$1,280

(a)	Represents charge-offs, net of recoveries, to the allowance for doubtful accounts.
*          *          *

S-1

EXHIBIT INDEX

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).