Form 10-Q
period 2007-09-29
CHROMCRAFT REVINGTON INC
filed 2007-11-13
CIK 884130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
Common Stock, $.01 par value – 6,173,476 shares as of November 2, 2007

PART I.
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (unaudited)
Chromcraft Revington, Inc.
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006
Sales	$28,412	$35,348	$95,028	$121,589

Cost of sales	24,661	34,798	83,498	103,912

Gross margin	3,751	550	11,530	17,677

Selling, general and administrative expenses	7,128	6,885	22,160	20,933

Operating loss	(3,377)	(6,335)	(10,630)	(3,256)

Interest income (expense), net	10	(63)	50	(193)

Loss before income tax benefit	(3,367)	(6,398)	(10,580)	(3,449)

Income tax benefit	1,286	1,941	4,020	797

Net loss	$(2,081)	$(4,457)	$(6,560)	$(2,652)

Loss per share of common stock
Basic	$(.46)	$(1.01)	$(1.46)	$(.60)
Diluted	$(.46)	$(1.01)	$(1.46)	$(.60)

Shares used in computing loss per share
Basic	4,510	4,423	4,493	4,406
Diluted	4,510	4,423	4,493	4,406
See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	Sept. 29,	Sept. 30,	Dec. 31,
	2007	2006	2006
Assets

Cash and cash equivalents	$7,747	$2,384	$8,418
Accounts receivable	15,371	18,949	19,072
Refundable income taxes	4,323	—	—
Inventories	27,022	34,700	28,667
Assets held for sale	686	—	5,068
Deferred income taxes and prepaid expenses	2,787	2,840	3,104

Current assets	57,936	58,873	64,329

Property, plant and equipment, net	17,477	26,115	19,212
Deferred income taxes and other assets	2,685	1,672	2,277

Total assets	$78,098	$86,660	$85,818

Liabilities and Stockholders’ Equity

Accounts payable	$4,545	$4,554	$5,144
Accrued liabilities	6,774	8,058	7,534

Current liabilities	11,319	12,612	12,678

Deferred compensation	1,297	2,010	1,918
Other long-term liabilities	998	1,037	804

Total liabilities	13,614	15,659	15,400

Stockholders’ equity	64,484	71,001	70,418

Total liabilities and stockholders’ equity	$78,098	$86,660	$85,818

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	Nine Months Ended
	Sept. 29,	Sept. 30,
	2007	2006
Operating Activities
Net loss	$(6,560)	$(2,652)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization expense	1,407	2,502
Deferred income taxes	451	(1,131)
Non-cash asset impairment charges	1,100	2,867
Non-cash ESOP compensation expense	425	620
Non-cash stock compensation expense	237	371
Non-cash inventory write-downs	3,113	3,378
Provision for doubtful accounts	245	250
(Gain) loss on disposal of assets	(341)	19
Changes in operating assets and liabilities
Accounts receivable	3,456	(464)
Refundable income taxes	(4,323)	—
Inventories	(1,468)	(1,069)
Prepaid expenses	(7)	(484)
Accounts payable	(599)	(894)
Accrued liabilities	(775)	730
Deferred compensation	(621)	(477)
Other long-term liabilities and assets	(326)	47

Cash provided by (used in) operating activities	(4,586)	3,613

Investing Activities
Capital expenditures	(538)	(1,239)
Proceeds on disposal of assets	4,489	10

Cash provided by (used in) investing activities	3,951	(1,229)

Financing Activities
Purchase of common stock by ESOP trust	(36)	—

Cash used in financing activities	(36)	—

Change in cash and cash equivalents	(671)	2,384

Cash and cash equivalents at beginning of the period	8,418	—

Cash and cash equivalents at end of the period	$7,747	$2,384

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
For the Nine Months Ended September 29, 2007
Chromcraft Revington, Inc.
(In thousands, except share data)

			Capital in	Unearned				Total
	Common Stock		Excess of	ESOP	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Par Value	Shares	Earnings	Shares	Amount	Equity
Balance at January 1, 2007	7,944,163	$80	$18,075	$(16,708)	$89,971	(1,776,287)	$(21,000)	$70,418

Net loss	—	—	—	—	(6,560)	—	—	(6,560)

ESOP compensation expense	—	—	(118)	543	—	—	—	425

Purchase of common stock by ESOP Trust	—	—	—	(36)	—	—	—	(36)

Issuance of restricted stock awards	13,100	—	—	—	—	—	—	—

Cancellation of restricted stock award	(7,500)	—	—	—	—	—	—	—

Amortization of unearned compensation of restricted stock awards	—	—	216	—	—	—	—	216

Stock option compensation expense	—	—	21	—	—	—	—	21

Balance at September 29, 2007	7,949,763	$80	$18,194	$(16,201)	$83,411	(1,776,287)	$(21,000)	$64,484

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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 29, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
Note 2. Inventories
Inventories consisted of the following:

	(In thousands)
	Sept. 29,	Sept. 30,	Dec. 31,
	2007	2006	2006
Raw materials	$8,227	$11,249	$10,876
Work-in-process	3,314	4,725	3,488
Finished goods	19,109	22,033	17,726

	30,650	38,007	32,090
LIFO reserve	(3,628)	(3,307)	(3,423)

	$27,022	$34,700	$28,667

Note 3. Restructuring and Asset Impairment Charges
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
Restructuring charges recorded for the three and nine months ended September 29, 2007 and September 30, 2006 were as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006
Restructuring charges:
Costs to shut down, vacate and prepare for sale	$14	$36	$343	$36

One-time termination benefits	—	122	78	122
Inventory write-downs	—	2,748	—	2,748

	14	2,906	421	2,906
Asset impairment charges	(67)	2,867	978	2,867

	$(53)	$5,773	$1,399	$5,773

Statements of Operations classification:
Gross margin	$(66)	$5,633	$1,171	$5,633
Selling general and administrative expenses	13	140	228	140

	$(53)	$5,773	$1,399	$5,773

The Company expects to incur total restructuring costs of $1,378,000 for one-time termination benefits and costs to shut down, vacate and prepare the facilities for sale as follows:

	(In thousands)
	Cumulative Costs
	Incurred to Date	Remaining Three
	Sept. 29, 2007	Months 2007	Total
Costs to shut down, vacate and prepare for sale	$822	$15	$837

One-time termination benefits	541	—	541

	$1,363	$15	$1,378

Charges to expense, cash payments or asset write-downs for the nine months ended September 29, 2007 and the restructuring liabilities at September 29, 2007 and December 31, 2006 were as follows:

	(In thousands)
		Nine Months Ended September 29, 2007
		Charges		Asset
	Dec. 31,	to	Cash	Impairments,	Sept. 29,
	2006	Expense	Payments	Net	2007
Costs to shut down, vacate and prepare for sale	$29	$343	$(372)	$—	$—

One time termination benefits	260	78	(338)	—	—

Asset impairment charges	—	978	—	(978)	—

	$289	$1,399	$(710)	$(978)	$—

For the nine months ended September 29, 2007, the Company recorded a pre-tax gain of $341,000 primarily due to the disposition of assets held for sale as part of the 2006 restructuring program.
Note 4. Assets Held for Sale
Assets held for sale consisted of the following:

	(In thousands)
	Sept. 29,	Sept. 30,	Dec. 31,
	2007	2006	2006
Land and buildings	$686	$—	$4,690
Machinery and equipment	—	—	378

	$686	$—	$5,068

Note 5. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	(In thousands)
	Sept. 29,	Sept. 30,	Dec. 31,
	2007	2006	2006
Land	$925	$2,231	$925
Buildings and improvements	26,096	31,342	25,989
Machinery and equipment	39,423	46,539	41,059
Leasehold improvements	626	1,041	1,059
Construction in progress	94	194	116

	67,164	81,347	69,148

Less accumulated depreciation and amortization	(49,687)	(55,232)	(49,936)

	$17,477	$26,115	$19,212

Note 6. Accrued Liabilities
Accrued liabilities consisted of the following:

	(In thousands)
	Sept. 29,	Sept. 30,	Dec. 31,
	2007	2006	2006
Employee-related benefits	$1,716	$2,625	$1,945
Compensation related	1,000	519	408
Deferred compensation	741	799	1,071
Sales commissions	592	778	708
Property taxes	471	731	560
Other accrued liabilities	2,254	2,606	2,842

	$6,774	$8,058	$7,534

Note 7. Employee Stock Ownership Plan
Chromcraft Revington sponsors a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees who have completed six months of service. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust’s repayment of its loan from the Company. As the ESOP loan is repaid, shares are released and allocated to ESOP accounts of active employees based on the proportion of debt service paid in the year. Chromcraft Revington accounts for its ESOP in accordance with AICPA Statement of Position 93-6, Accounting for Employee Stock Ownership Plans. Accordingly, unearned ESOP shares are reported as a reduction of stockholders’ equity as reflected in the Condensed Consolidated Statement of Stockholders’ Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings (loss) per share computations. ESOP compensation expense, a non-cash charge, for the three and nine months ended September 29, 2007 was $139,000 and $425,000, respectively, compared to $182,000 and $620,000, respectively, for the prior year periods. ESOP shares consisted of the following:

	(In thousands)
	Sept. 29,	Sept. 30,	Dec. 31,
	2007	2006	2006
Allocated shares	263	244	296
Committed to be released shares	51	51	—
Unearned ESOP shares	1,620	1,688	1,671

Total ESOP shares	1,934	1,983	1,967

Unearned ESOP shares, at cost	$16,201	$16,878	$16,708

Fair value of unearned ESOP shares	$7,631	$16,675	$14,353

Note 8. Earnings per Share of Common Stock
Due to the net loss in the three and nine months ended September 29, 2007, and September 30, 2006, loss per share, basic and diluted, are the same, as the effect of potential common shares would be antidilutive.
Note 9. Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The implementation of FIN 48 did not result in recognition of previously unrecognized tax benefits. At January 1, 2007 and September 29, 2007, the Company had $270,000 of unrecognized tax benefits, all of which would affect the effective tax rate if recognized.
The Company or its subsidiaries file federal and various state income tax returns. The Internal Revenue Service concluded an examination of the Company’s U.S. income tax return for the year ended December 31, 2002, with no proposed adjustments. With few exceptions, the Company is no longer subject to state or local income tax examinations by tax authorities for years before 2003.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated financial statements. For the nine months ended September 29, 2007, the Company recognized approximately $4,000 in interest and penalties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
In recent years, the furniture industry has rapidly shifted to a global supply chain. Foreign manufacturers, primarily located in China and other Asian countries, have used substantially lower labor costs and somewhat lower material costs to achieve a competitive advantage over U.S. based manufacturers. The Company is adapting to these competitive conditions by shifting its business toward use of the global supply chain and transitioning its U.S. based operations to build-to-order customization and distribution activities. As part of this transition, the Company has consolidated and shutdown facilities, reduced employment levels, expanded its Asian sourcing and supply chain operations and is progressively outsourcing existing furniture lines and developing new products utilizing the global supply chain.
The Company is also changing its organization structure from autonomous operating divisions to a unified functional organization and transitioning its management and staffing to support the new business model. In 2007, the Company consolidated its residential sales, product development and marketing functions, combined its product showrooms and launched new products under a CR Home banner using extensive consumer research. Supply chain, operations and other administrative areas are also transitioning to a centralized management structure.
As part of its transformation, the Company has incurred asset impairment charges, inventory write-downs, plant shutdown costs, employee severance costs and other restructuring related costs and reported operating losses in 2007 and 2006. Additional transition costs, reduced revenue, increased operating expenses, restructuring charges and asset impairments will likely occur as the Company continues its transformation. The Company believes that the shift in its business model will provide a more competitive business model of import and U.S. customization capabilities. Also, the new business model is expected to have a more variable cost structure, which the Company anticipates will provide greater flexibility in competing in the furniture industry.
For the first nine months of 2007, the Company used $4.6 million in cash in operating activities, which was partially offset by cash of $4.5 million provided by asset dispositions from the restructuring activities in 2006. At September 29, 2007, the Company had cash of $7.7 million and no bank indebtedness. The Company anticipates a tax operating loss for 2007 and plans to carry back its tax loss to taxable income years for a refund of taxes paid in 2006 and 2005. At September 29, 2007 the Company recorded refundable income taxes of $4.3 million. Most of these tax refunds are expected to be received in 2008.
The Company has a revolving loan facility (“Bank Facility”) with a bank that allows the Company to borrow up to $35 million based on eligible accounts receivable and inventories. The Bank Facility is secured by substantially all of the assets of the Company and its subsidiaries. At September 29, 2007, the Company had approximately $18.7 million in availability under the Bank Facility. The Bank Facility’s only restrictive financial covenant is applicable when availability under the Bank Facility is below $5 million. The Bank Facility expires in 2012.

Results of Operations
The following table sets forth the Condensed Consolidated Statements of Operations of Chromcraft Revington for the three and nine months ended September 29, 2007 and September 30, 2006 expressed as a percentage of sales.

	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.8	98.4	87.9	85.5

Gross margin	13.2	1.6	12.1	14.5
Selling, general and administrative expenses	25.1	19.5	23.3	17.2

Operating loss	(11.9)	(17.9)	(11.2)	(2.7)
Interest income (expense), net	—	(0.2)	0.1	(0.2)

Loss before income tax benefit	(11.9)	(18.1)	(11.1)	(2.9)
Income tax benefit	4.6	5.5	4.2	0.7

Net loss	(7.3)%	(12.6)%	(6.9)%	(2.2)%

Sales for the three and nine months ended September 29, 2007 of $28.4 million and $95.0 million, respectively, represented a decrease of 20% and 22%, respectively, from the same periods last year. Residential furniture shipments in 2007 were lower due to a weak retail environment, competitive pressure from imports, and the impact of restructuring the Company. Commercial furniture shipments rose in 2007 as compared to the prior year primarily due to higher shipments of seating products. The consolidated sales decrease for 2007 was primarily due to lower unit volume.
Gross margin for the three and nine months ended September 29, 2007 was $3.8 million and $11.5 million, respectively, as compared to $.6 million and $17.7 million, respectively, for the prior year periods. Gross margin in 2007 was negatively impacted by the lower sales volume, product sales mix, price discounting, and non-cash charges for inventory write-downs. The lower sales volume resulted in a reduced domestic production level, which unfavorably impacted fixed cost absorption and manufacturing operations. For the three and nine months ended September 29, 2007, the Company recorded non-cash inventory write-downs of $.7 million pre-tax and $3.1 million pre-tax, respectively, compared to $3.1 million pre-tax and $3.4 million pre-tax, respectively, in the prior year periods to reflect anticipated net realizable value on disposition. The Company also recorded non-cash asset impairment charges of $1.1 million pre-tax in the first nine months of 2007 as compared to $2.9 million pre-tax in the prior year period to reduce the carrying value of long term assets to expected disposition value. The asset impairment charge in 2006 was recorded in the third quarter of 2006.

Selling, general and administrative expenses as a percentage of sales were 25.1% and 23.3%, respectively, for the three and nine months ended September 29, 2007, compared to 19.5% and 17.2%, respectively, for the same periods last year. The higher percentage in the 2007 periods was primarily due to fixed selling and administrative costs spread over a lower sales volume. The Company also incurred higher product development, marketing and selling costs in 2007 primarily to support its new focus on consumer research based products. In addition, compensation related expenses, including employee severance costs, were higher in the three and nine months ended September 29, 2007 compared to the same periods in the prior year.
Net interest income for the three and nine months ended September 29, 2007 was $10,000 and $50,000, respectively, as compared to net interest expense of $63,000 and $193,000, respectively, for the same periods in 2006. Net interest income for the three and nine months ended September 29, 2007 was due to an increase in available funds for investment as compared to the year earlier periods.
Chromcraft Revington’s effective income tax benefit rate for the three and nine months ended September 29, 2007 was 38.2% and 38.0%, respectively, as compared to 30.3% and 23.1%, respectively, for the same periods in 2006. The lower tax benefit in 2006 was primarily due to the establishment of a valuation allowance for a state net operating loss carryforward.
Liquidity and Capital Resources
Operating activities of the Company used $4.6 million of cash for the first nine months of 2007 as compared to $3.6 million of cash generated in the prior year period. The decrease in cash from operating activities in 2007 as compared to the prior year period was primarily due to an increase in the operating loss in 2007. The Company expects a tax operating loss for 2007 and plans to carry back its tax loss to taxable income years for a refund of taxes paid in 2006 and 2005. At September 29, 2007, the Company recorded refundable income taxes of $4.3 million. Most of these tax refunds are expected to be received in 2008.
Investing activities generated cash of $4.0 million for the nine months ended September 29, 2007 as compared to $1.2 million of cash used in the prior year period. During the first nine months of 2007, the Company received cash proceeds of $4.5 million on asset dispositions. The Company used cash of $.5 million for capital expenditures during the first nine months of 2007, as compared to $1.2 million spent during the same period last year. The Company expects to spend approximately $1.1 million in 2007 on capital expenditures.
At September 29, 2007, the Company had $18.7 million in availability under a revolving loan facility with a bank (“Bank Facility”), which reflects a $1.3 million reduction for a letter of credit outstanding in connection with a self-insured workers compensation program. Interest rates under the Bank Facility are determined at the time of borrowing, at the Company’s option, at either the bank’s prime rate or the London Interbank Offered Rate (LIBOR). The Bank Facility contains one restrictive financial covenant, which is applicable when availability under the Bank Facility is below $5 million. The Bank Facility is secured by substantially all of the assets of Chromcraft Revington and its subsidiaries. The Bank Facility expires in 2012 and there were no borrowings outstanding at September 29, 2007.
The Company’s primary sources of liquidity are cash on hand, tax refund receivables and availability under the Bank Facility. Management believes that these cash resources are adequate to meet its short and long term liquidity requirements.

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
Among the risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions; import and domestic competition in the furniture industry; ability of the Company to execute its business strategies, implement its new business model and successfully complete its business transformation; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new home and existing home sales; other factors that generally affect business; and the risk factors set forth in this Form 10-Q and the Company’s annual report on Form 10-K for the year ended December 31, 2006.
The Company does not undertake any obligation to update or revise publicly any forward-looking statements to reflect information, events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or circumstances.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company had no bank indebtedness in 2007 and, therefore, no interest rate risk.

The Company sources certain raw materials and finished furniture, primarily from China. These purchases are fixed price contracts payable in U.S. dollars and, therefore, the Company has no material foreign exchange rate risk exposure.
During the first nine months of 2007, certain inventories were written down to anticipated net realizable value, and assets held for sale were recorded at fair value. These assets are subject to market changes, which may require the Company to make further write-downs or may result in further impairments.
Item 4. Controls and Procedures
Chromcraft Revington’s principal executive officer and principal financial officer have concluded, based upon their evaluation, that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of the end of the period covered by this Form 10-Q.
There have been no significant changes in Chromcraft Revington’s internal control over financial reporting that occurred during the third quarter of 2007 that may have materially affected, or are reasonably likely to materially affect, Chromcraft Revington’s internal control over financial reporting.
PART II.
Item 1A. Risk Factors
We may have difficulty returning to profitability.
The Company incurred an operating loss for the three and nine months ended September 29, 2007. The Company will need to increase sales, reduce expenses, and/or improve manufacturing processes and procurement in order to return to profitability in future periods.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to shares of Chromcraft Revington common stock repurchased by the Company during the quarter ended September 29, 2007.
Purchase of Equity Securities

			Total number	Maximum number
			of shares	(or approximate
			purchased as	dollar value) of
	Total	Average	part of publicly	shares that may yet
	number	price	announced	be purchased
	of shares	paid	plans or	under the plans or
Period	purchased	per share	programs	programs (1)
July 1, 2007 to July 28, 2007	—	—	—	702,965
July 29, 2007 to August 25, 2007	—	—	—	702,965
August 26, 2007 to September 29, 2007	—	—	—	702,965

Total	—	—	—

(1)	The Company has maintained a share repurchase program since 1997, which has no expiration date.
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

Chromcraft Revington, Inc. (Registrant)
Date: November 12, 2007	By:	/s/ Frank T. Kane
Frank T. Kane
Sr. Vice President-Finance and Chief Financial Officer (duly authorized officer and principal accounting and financial officer)

EXHIBIT INDEX
Exhibit No.	Description
31.1	Certification of Chief Executive Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).