Form 10-K
period 2007-12-31
CHROMCRAFT REVINGTON INC
filed 2008-03-31
CIK 884130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
Commission file number 1-13970
CHROMCRAFT REVINGTON, INC.
(Exact name of registrant as specified in its charter)

Delaware	35-1848094

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
1330 Win Hentschel Blvd., Suite 250, West Lafayette, IN 47906
(Address, including zip code, of registrant’s principal executive offices)
(765) 807-2640
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Name of each
Title of each class	exchange on which registered

Common Stock, $.01 par value	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 1, 2008 there were 6,172,609 shares of the registrant’s common stock ($.01 par value) outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $33.1 million (based upon the closing price of the registrant’s common stock, as reported by the American Stock Exchange).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the annual meeting of stockholders to be held May 8, 2008 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
General
Chromcraft Revington, Inc., incorporated in 1992, is engaged in the design, import, manufacture and marketing of residential and commercial furniture (“Chromcraft Revington” or the “Company”). Chromcraft Revington is headquartered in West Lafayette, IN with furniture manufacturing, warehousing and distribution operations in Delphi, IN, Senatobia, MS and Lincolnton, NC.
The furniture industry has rapidly shifted to a global supply chain and foreign manufacturers, primarily located in China and other Asian countries, have used substantially lower labor costs and somewhat lower material costs to achieve a competitive advantage over U.S. based manufacturers. In addition, the residential furniture market is currently experiencing a slow down in retail activity and may be in recession. The commercial furniture market is experiencing a similar slow down.
The Company is adapting to these competitive market conditions by shifting its business toward use of the global supply chain and transitioning its U.S. based operations to built-to-order customization and distribution activities. As part of this transition, the Company has consolidated and shut down facilities, reduced employment levels, expanded its Asian sourcing and supply chain operations and is progressively outsourcing existing furniture lines and developing new products utilizing the global supply chain. At the same time, the Company is also changing its organizational structure from autonomous operating divisions to a unified functional organization and transitioning its management and staffing to support the new business model.
In 2007, the Company consolidated its residential sales force, product development and marketing functions, combined its product showrooms and launched new products using extensive consumer research. The Company also launched an umbrella identity program for its residential business under the CR-Home brand name. All new product launches were based on expanded use of global purchasing including products that offer consumer customization. The Company also outsourced a number of previously domestically made products as part of its transition to the new business model. The Company’s supply chain, operations and other administrative areas are also in the process of transitioning to a centralized management structure and developing management processes to support the more unified approach. In addition, the Company has established an Asian based sourcing and quality control function to enhance its procurement, vendor management, supply chain flow and quality of sourced goods. To support the unified operating model, the Company began the process of consolidating its multiple divisionally-based legacy information technology systems.
In 2006, the Company began implementing a restructuring program that included the shut down, relocation, consolidation and outsourcing of certain manufacturing and distribution operations. The purposes of the restructuring were to improve the utilization of a global supply chain, to reduce fixed costs and to redeploy assets. Two manufacturing plants and one stand-alone distribution center were closed in 2006. Most of these idle assets, including buildings and equipment, were sold in 2007.

The Company, as part of its transformation to a new business model, has incurred asset impairment charges, inventory write-downs, plant shut down costs, employee severance costs and other restructuring related costs, and has reported operating losses in 2007 and 2006. Additional transition costs, reduced revenue, increased operating expenses, restructuring charges and asset impairments will likely occur as the Company continues its transformation. Continued outsourcing of domestically made products and development of an optimized distribution and logistics capability will result in additional transition costs in 2008 and potentially beyond. The Company believes that the shift in its business model will provide a more competitive business model of import and U.S. customization capabilities. Also, the new business model is expected to have a more variable cost structure, which the Company anticipates will provide greater flexibility in competing in the furniture industry.
On March 25, 2008, the board of directors approved a restructuring plan to cease furniture manufacturing at the Company’s Delphi, IN location effective May 30, 2008 and to outsource the products made at this facility to overseas suppliers. The purposes of the restructuring are to improve the utilization of the global supply chain, to enhance competitiveness, to improve operating margins, to reduce fixed costs and to redeploy assets. The Company plans to continue its Delphi distribution and warehouse operation, sell the manufacturing equipment and layoff approximately 150 associates at this site. The Company expects to incur total restructuring costs and related asset impairment charges of approximately $1.5 million to $2.0 million pre-tax. Most of these charges are expected to be recorded in the first half of 2008.
Certain Risks
There are various risks that are currently affecting the Company’s business and its ability to return to profitability, including, among others, the following:
•	Competition from a number of foreign and domestic manufacturers that are larger and have greater resources than the Company;
•
The Company’s ability to adapt to the continuing shift in the U.S. furniture industry from domestic based manufacturing to foreign sourced products as well as the realignment of distribution channels and customer buying patterns from primarily traditional furniture stores to include specialty/lifestyle stores and internet sales;

•
Uncertainties associated with the Company’s increased reliance on foreign sourced products, such as the ability to purchase goods that meet our manufacturing and quality specifications at acceptable prices and delivery schedules, the political stability in the countries where the Company sources products and the value of the U.S. dollar against other foreign currencies;

•	The current downturn in the economy and its impact on the retail environment resulting in a decrease in the Company’s sales volume and/or profit margins;
•	The successful implementation of the Company’s transformed business model and the realization of the intended benefits from the new model;

•	The Company’s ability to increase sales by adding new customers, or increase market share, and to sell the right mix of products;
•	The Company’s ability to develop new products with high customer acceptance levels;
•	The loss of customers, whether due to customers purchasing products of one of the Company’s competitors or customers going out of business;
•	The ability of the Company’s customers to source products directly from foreign manufacturers;
•	The Company’s ability to maintain adequate liquidity from available cash and bank financing in the near term; and
•	The impact of additional asset impairments and inventory write-downs as the Company transitions to its new business model.
Products
The Company markets its residential furniture products under the “CR-Home” banner with “Chromcraft,” “Peters-Revington,” “Cochrane,” “Sumter” and “Silver” as brand names. The Chromcraft brand is also used in the commercial furniture markets. Each brand is focused on serving the unique consumer and end-user needs of specific market niches within larger product categories. These include occasional, bedroom, dining room, upholstered and commercial furniture.
In 2007, the Company began using extensive consumer research to develop new residential furniture products and marketing information for retail dealers. The research uses consumer surveys for feedback on product development including color, fabric, texture, finishes and product construction features.
Occasional Furniture
Three of the Company’s brands supply occasional furniture from entry to mid-to-upper price points primarily to independent and regional furniture retailers. Occasional furniture includes coffee tables, end tables and sofa tables. Occasional furniture collections may also include coordinating furniture items such as entertainment storage cabinets, library and modular wall units and other accent pieces. Occasional furniture is manufactured using a wide assortment of materials including solid hardwoods, veneers, printed fiberboard, metals, glass, natural stone, leathers and other materials.
The Peters-Revington and Silver brands are uniquely focused on the occasional furniture category and offer a broad assortment of occasional furniture. The brands have various collections with extensive item selection incorporating common designs and styling elements. Occasional furniture is manufactured and sourced globally to provide a variety of products for the brands. The brands provide products based on a wide range of consumer lifestyle-based needs from traditional American and European styles to more contemporary urban fusion designs. Imported occasional tables generally require some assembly by a retailer or consumer. Some occasional table collections include coordinating upholstery products. Also, certain imported furniture is sold to retailers by direct container delivered to the retailer from an overseas supplier.

Occasional furniture is marketed under the Cochrane brand in coordination with its exposed wood upholstered products. This provides consumers and retailers with a unique combination of built-to-order upholstered products and style coordinating occasional furniture room groupings. Cochrane’s occasional products are sold at mid-market price points.
Bedroom Furniture
Bedroom furniture includes bed frames, dressers, night stands, entertainment armoires and mirrors in a wide range of styles. Bedroom furniture is constructed using solid hardwoods and veneers.
The Cochrane brand focuses on mid-priced and customized bedroom collections. The Cochrane brand also includes a range of inventoried bedroom styles to provide a wider selection within its collections.
The Sumter brand is positioned to serve the mid-to-upper price points offering premium construction and larger scale bedroom furniture.
Dining Room Furniture
The Company manufactures and markets formal and casual dining furniture for use in dining rooms, great rooms, kitchens and hearth rooms. Dining room furniture includes a broad line of tables, armed and side chairs, buffets and china cabinets in a wide range of designs. Three of the brands provide products in these niches.
The Chromcraft brand offers metal, wood and mixed media casual dining furniture. The product line consists primarily of dining tables and stationary or tilt-swivel chairs. Certain casual dining sets have matching barstools and china cabinets. Chairs are upholstered in a variety of fabrics and vinyls, while tables are manufactured from metal, wood, glass, faux marble and other materials and come in a variety of shapes. Most casual dining furniture is custom-ordered by the retailer or end consumer. The Chromcraft brand products are manufactured in a U.S. production facility and imported. Chromcraft’s casual dining furniture is offered in a wide range of designs from contemporary to traditional styling and is sold at medium price points.
The Sumter brand offers formal dining room furniture in solid wood. It is focused on serving the needs of upper-end consumers with traditional craftsman construction and features. The products are designed in traditional and transitional styles and are positioned at mid-to-higher price points.
The Cochrane brand provides custom-design wood casual dining room furniture. Under this program, consumers can personalize their dining tables, chairs and china cabinets by selecting from a kiosk unit various wood finishes and styling, chair fabrics, hardware, accent finishes and table sizes and shapes. Custom-design dining room furniture is manufactured in solid wood and sold at mid-to-higher price points. The brand also includes more traditional dining room furniture sets to provide a wide range of consumer choice.
Upholstered Furniture
Cochrane upholstered products include sofas, chairs and ottomans in a range of designs for different consumer lifestyles. The brand offers a wide range of built-to-order upholstered products and allows consumer choice of fabrics and construction style. Upper end construction features are incorporated and the products are positioned at mid-market price points.

Commercial Furniture
Commercial furniture products are sold under the Chromcraft brand and include office chairs, conference, meeting room and training tables, and lounge-area seating furniture for airports and other public waiting areas. Office chairs are offered in various grades and colors of fabric or leather and include executive, ergonomic and computer task models. Also, a limited number of commercial chairs are imported to broaden product offerings. Chromcraft commercial brand furniture mainly sells at mid-market price points and is marketed primarily through commercial dealers.
Sales and Distribution
In 2007, the Company consolidated its residential sales management and shifted to an exclusive sales representation of its brands. In the past, the Company used multi-line independent representatives who sold other furniture companies’ products. These residential sales representatives were managed by separate divisions of Chromcraft Revington. Commercial furniture is still primarily sold through multi-line independent sales representatives.
There are many channels of furniture distribution including independent furniture stores, national and regional chains, office furniture stores, rental/rent-to-own stores, specialty/lifestyle stores, department stores, catalogs, wholesale clubs and manufacturer dedicated stores. The Company markets and sells its residential furniture primarily to independent furniture retailers and regional furniture chains. Chromcraft’s commercial furniture is sold primarily to office furniture dealers, wholesalers, distributors, furniture rental stores and contract customers.
The Company has several thousand active customer accounts. Major customers include Nebraska Furniture Mart, Jordan’s, American, Rooms To Go and Aaron’s. No material amount of Chromcraft Revington’s sales is dependent upon a single customer. Sales outside the U.S. represent less than one percent of total sales.
Competition
The furniture industry is highly fragmented. The Company encounters intense domestic and foreign import competition in the sale of all its products. The Company encounters competition from a number of foreign and domestic manufacturers that are larger than the Company and have greater resources than the Company. In recent years, manufacturers in China and other Asian countries, which benefit from lower labor costs, have significantly increased shipments into the U.S. Many of the Company’s competitors, some of which are larger and have greater financial resources, produce a number of products which are not competitive with the Company’s products. In many cases, such companies do not disclose the portion of their sales attributable to products similar to those manufactured by the Company. It is, therefore, impractical to state with any certainty the Company’s relative position in a particular product line. Competition in the Company’s products is in the form of the quality of its products, service and selling prices.

Manufacturing and Global Sourcing
The Company has several manufacturing and warehousing facilities in the U.S. to supply products. Wood and metal working plants include machining, finishing and assembly operations. The Company’s upholstered furniture operations include chair foam production, cutting and sewing operations.
In recent years, the Company has increased imports of furniture components and finished furniture from lower labor cost areas to supplement the Company’s domestic furniture manufacturing. The Company uses agents and Company personnel to purchase furniture parts and finished furniture from suppliers primarily located in China, Vietnam and the Philippines. Suppliers are selected by their ability to provide high quality products on a timely basis and at competitive prices. Agents and Company personnel perform quality control inspections at supplier locations. The Company maintains a purchasing and quality control inspection office in China.
Imported furniture is purchased in U.S. dollars and, as a result, Chromcraft Revington is not subject to foreign currency exchange risk.
Raw Materials
The major raw materials used in manufacturing are wood, steel, fabrics, glass, chair mechanisms, fiberboard, finishing materials, hardware, cartons and foam for upholstered furniture. Chromcraft Revington believes that supplies of raw materials are available in sufficient quantities from an adequate number of suppliers. No significant shortages of raw materials were experienced during 2007.
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
Over the last several years, the Company has increased its overseas purchases of furniture parts and finished furniture. As a result, the Company has increased its raw material and finished goods inventory levels for certain product lines in order to accommodate the longer delivery times and, in some cases, to obtain quantity price discounts.
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
Associates
The Company employs a total of approximately 750 people. None of the associates are represented by a collective bargaining agreement.
Additional Information
Chromcraft Revington files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Stockholders may inspect and copy these materials at the Public Reference Room maintained by the SEC at 100 F Street, N.E., Washington, D.C.  20549. Please call the SEC at 1-800-SEC-0330 for more information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of the site is http://www.sec.gov. Copies of the Company’s annual, quarterly and current reports are available to stockholders without charge upon written request to: Corporate Secretary, Chromcraft Revington, Inc., 1330 Win Hentschel Blvd., Suite 250, West Lafayette, IN 47906.
Item 2. Properties
The following table summarizes the Company’s principal facilities as of December 31, 2007:

	Square			Owned/
Location	Feet	Operations	Product	Lease

West Lafayette, IN	4,000	Headquarters		Lease

Delphi, IN	519,000	Manufacturing/warehousing	Occasional/upholstery	Owned

Lincolnton, NC	368,000	Manufacturing/warehousing	All residential categories	Owned

Lincolnton, NC	159,000	Warehousing	All residential categories	Owned

Senatobia, MS	560,000	Manufacturing/warehousing	Dining Room/commercial	Owned

Highpoint, NC, Las Vegas, NV
and Chicago, IL	53,000	Showrooms		Lease
Chromcraft Revington also leases trucks, trailers and other transportation equipment. Management believes its properties and equipment are maintained in good operating condition and are adequate to support present operations. The Company is not utilizing all of its productive capacity.
Item 3. Legal Proceedings
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Chromcraft Revington’s common stock is traded on the American Stock Exchange under the ticker symbol “CRC”. The following table sets forth the high and low prices of the common stock, as reported by the American Stock Exchange, for the periods indicated:

	2007		2006
	High	Low	High	Low

First quarter	$9.95	$8.03	$13.52	$12.61
Second quarter	9.64	7.35	13.62	11.60
Third quarter	7.60	4.67	11.89	9.55
Fourth quarter	5.43	4.25	9.95	7.80
As of March 1, 2008, there were approximately 247 security holders of record of Chromcraft Revington’s common stock. Chromcraft Revington’s bank credit agreement does restrict the payment of cash dividends, and the Company does not intend to pay cash dividends in the foreseeable future. On March 20, 2008, the closing price of Chromcraft Revington’s common stock was $4.53 as reported by the American Stock Exchange.
Equity Compensation Plan Information
The following table provides certain information as of December 31, 2007 with respect to the Company’s equity compensation plans under which equity securities of the Company are authorized for issuance.

Number of
	securities to	Weighted
	be issued	average
	upon exercise	exercise price
	of outstanding	of outstanding
	options,	options,	Number of
	warrants and	warrants and	securities
Plan Category	rights	rights	remaining (1)

Equity compensation plans approved by security holders (2)	549,976	$11.82	526,816

Equity compensation plans not approved by security holders (3)	—	—	—

Total	549,976	$11.82	526,816

(1)	Available for future issuance under equity compensation plans (excluding securities reflected in the first column).

(2)	Includes the Chromcraft Revington, Inc. 2007 Executive Incentive Plan and the Directors’ Stock Plan of Chromcraft Revington, Inc.

(3)	The Company has no equity compensation plan that has not been authorized by its stockholders.

Purchases of Equity Securities by the Issuer
The following table represents information with respect to shares of Chromcraft Revington common stock repurchased by the Company during the three months ended December 31, 2007.

				Maximum
				number (or
			Total number of	approximate
			shares	dollar value) of
			purchased as	shares that may
			part of publicly	yet be
	Total number of		announced	purchased
	shares	Average price	plans or	under the plans
Period	purchased	paid per share	programs	or programs (1)

October 1, 2007 to October 27, 2007	—	—	—	702,965

October 28, 2007 to November 24, 2007	—	—	—	702,965

November 25, 2007 to December 31, 2007	867	$4.84	867	702,098

	867	$4.84	867

(1)	The Company has maintained a share repurchase program since 1997.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The furniture industry has rapidly shifted to a global supply chain and foreign manufacturers, primarily located in China and other Asian countries, have used substantially lower labor costs and somewhat lower material costs to achieve a competitive advantage over U.S. based manufacturers. In addition, the residential furniture market is currently experiencing a slow down in retail activity and may be in recession. The commercial furniture market is experiencing a similar slow down.
The Company is adapting to these competitive market conditions by shifting its business toward use of the global supply chain and transitioning its U.S. based operations to built-to-order customization and distribution activities. As part of this transition, the Company has consolidated and shut down facilities, reduced employment levels, expanded its Asian sourcing and supply chain operations and is progressively outsourcing existing furniture lines and developing new products utilizing the global supply chain. At the same time, the Company is also changing its organizational structure from autonomous operating divisions to a unified functional organization and transitioning its management and staffing to support the new business model.

In 2007, the Company consolidated its residential sales force, product development and marketing functions, combined its product showrooms and launched new products using extensive consumer research. The Company also launched an umbrella identity program for its residential business under the CR-Home brand name. All new product launches were based on expanded use of global purchasing including products that offer consumer customization. The Company also outsourced a number of previously domestically made products as part of its transition to the new business model. The Company’s supply chain, operations and other administrative areas are also in the process of transitioning to a centralized management structure and developing management processes to support the more unified approach. In addition, the Company has established an Asian based sourcing and quality control function to enhance its procurement, vendor management, supply chain flow and quality of sourced goods. To support the unified operating model, the Company began the process of consolidating its multiple divisionally-based legacy information technology systems.
In 2006, the Company began implementing a restructuring program that included the shut down, relocation, consolidation and outsourcing of certain manufacturing and distribution operations. The purposes of the restructuring were to improve the utilization of a global supply chain, to reduce fixed costs and to redeploy assets. Two manufacturing plants and one stand-alone distribution center were closed in 2006. Most of these idle assets, including buildings and equipment, were sold in 2007.
The Company, as part of its transformation to a new business model, has incurred asset impairment charges, inventory write-downs, plant shut down costs, employee severance costs and other restructuring related costs, and has reported operating losses in 2007 and 2006. Additional transition costs, reduced revenue, increased operating expenses, restructuring charges and asset impairments will likely occur as the Company continues its transformation. Continued outsourcing of domestically made products and development of an optimized distribution and logistics capability will result in additional transition costs in 2008 and potentially beyond. The Company is also subject to market, competitive and other risks as more fully described in Part I, Item 1. under the caption “Certain Risks,” which is incorporated herein by reference. The Company believes that the shift in its business model will provide a more competitive business model of import and U.S. customization capabilities. Also, the new business model is expected to have a more variable cost structure, which the Company anticipates will provide greater flexibility in competing in the furniture industry.
On March 25, 2008, the board of directors approved a restructuring plan to cease furniture manufacturing at the Company’s Delphi, IN location effective May 30, 2008 and to outsource the products made at this facility to overseas suppliers. The purposes of the restructuring are to improve the utilization of the global supply chain, to enhance competitiveness, to improve operating margins, to reduce fixed costs and to redeploy assets. The Company plans to continue its Delphi distribution and warehouse operation, sell the manufacturing equipment and layoff approximately 150 associates at this site. The Company expects to incur total restructuring costs and related asset impairment charges of approximately $1.5 million to $2.0 million pre-tax. Most of these charges are expected to be recorded in the first half of 2008.

Results of Operations
The table below sets forth the results of operations of Chromcraft Revington for the years ended December 31, 2007 and 2006 expressed as a percentage of sales:

	2007	2006
Sales	100.0%	100.0%
Cost of sales	88.0	85.3

Gross margin	12.0	14.7
Selling, general and administrative expenses	24.5	17.4

Operating loss	(12.5)	(2.7)
Interest expense, net	—	(0.1)

Loss before income tax benefit	(12.5)	(2.8)
Income tax benefit	0.5	0.7

Net loss	(12.0)%	(2.1)%

2007 Compared to 2006
Consolidated sales in 2007 were $123,373,000, a 23.1% decrease from sales of $160,478,000 in 2006. Shipments of residential furniture in 2007 were lower primarily due to a weak retail environment, competitive pressures from imports and the impact of restructuring activities. In 2007, as part of the Company’s transition to its new business model, sales were negatively impacted by the discontinuation of certain slow moving domestic products before new outsourced replacements were available. In addition, the Company realigned its sales force which caused a decrease in sales due to customer relationship disruptions. Commercial furniture shipments rose in 2007 as compared to the prior year due to higher shipments of office seating products. The consolidated sales decrease for 2007 was primarily due to lower unit volume.
Gross margin decreased $8.8 million to $14.8 million in 2007 as compared to $23.6 million in 2006. Gross margin in 2007 was negatively impacted by the lower sales volume, product sales mix, price discounting and non-cash charges for inventory write-downs and asset impairments. The lower sales volume resulted in a reduced domestic production level, which unfavorably impacted fixed cost absorption and manufacturing operations. For 2007, the Company recorded non-cash inventory write-downs of $5.4 million pre-tax compared to $3.9 million pre-tax in 2006 to reflect anticipated net realizable value on disposition. The inventory write-downs were primarily due to competitive conditions and the discontinuation of certain slow moving domestic products. In 2006, the Company recorded a non-cash asset impairment charge of $3.4 million pre-tax in connection with restructuring activities to reduce the carrying value of long-lived assets to expected disposition value. In 2007, an additional $1.2 million pre-tax asset impairment charge was recorded to reflect the actual disposition value of those assets.
Selling, general and administrative expenses increased $2.3 million to $30.3 million, or 24.5% of sales in 2007, from $28.0 million, or 17.4% of sales in 2006. The higher cost percentage in 2007 was primarily due to fixed selling and administrative costs spread over a lower sales volume. The Company incurred higher costs in 2007, including product development, marketing, selling, professional fees and severance, primarily due to the Company’s transition to its new business model. In addition, bad debt expense in 2007 increased $1.2 million as compared to the prior year primarily due to the bankruptcy of a large customer and the weak retail environment.

Net interest expense for 2007 was $48,000 as compared to $232,000 in 2006. Net interest expense for 2007 was lower than the prior year due to an increase in available funds for investment.
Chromcraft Revington’s effective income tax benefit rate for 2007 was 4.1% as compared to 25.4% in 2006. The lower tax benefit in 2007 resulted from the Company recording an additional valuation allowance of $5,152,000 against the entire net deferred tax asset balances. The valuation allowance was recorded in the fourth quarter of 2007 after consideration of relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carryforwards and the ability to generate future taxable income. In 2006, the Company recorded state income taxes attributable to income generated on the cancellation of intercompany indebtedness and the establishment of a valuation allowance of $62,000 for a state net operating loss carryforward.
Liquidity and Capital Resources
Operating activities of the Company used $3.0 million of cash in 2007 primarily due to the operating loss which was partially offset by cash generated from a liquidation of working capital. The Company expects a tax loss for 2007 and plans to carry back a portion of its tax loss to taxable income years for a refund of taxes paid in 2006 and 2005. At December 31, 2007, the Company recorded refundable income taxes of $4.3 million. These tax refunds are expected to be received in 2008.
Investing activities generated cash of $3.5 million for 2007 as compared to $0.5 million of cash used in 2006. During 2007, the Company received cash proceeds of $4.5 million on asset dispositions, including the sale of three buildings and idled machinery and equipment under a restructuring program implemented in 2006. The Company used cash of $1.0 million for capital expenditures during 2007, as compared to $1.6 million spent in the prior year. In 2008, the Company expects to spend approximately $3.0 million for capital expenditures primarily to upgrade information systems.
At December 31, 2007, the Company had cash and cash equivalents of $8.8 million and $15.5 million in availability under a revolving loan facility with a bank (“Bank Facility”). Interest rates under the Bank Facility are determined at the time of borrowing based, at the Company’s option, on either the bank’s prime rate or the London Interbank Offered Rate (LIBOR). The Bank Facility contains one restrictive financial covenant, which is applicable when availability under the Bank Facility is below $5.0 million. The Bank Facility is secured by substantially all of the assets of Chromcraft Revington and its subsidiaries. The Bank Facility expires in 2012 and there were no borrowings outstanding at December 31, 2007.
The Company’s primary sources of liquidity are cash on hand, tax refund receivables and availability under the Bank Facility. Management believes that these cash resources are adequate to fund its business model transformation and meet its other short term liquidity requirements in 2008. The Company will need to generate cash flow from operations in future periods in order to support and grow its business.

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
Inventories
Inventories are valued at the lower of cost or market. The Company evaluates its inventories for excess or slow moving items based on sales order activity and expected market changes. If circumstances indicate the cost of inventories exceeds their recoverable value, inventories are reduced to net realizable value.
Employee Related Benefits
Accounting for self-insured health care and workers’ compensation liabilities involves assumptions of expected claims based on past experience and a review of individual claims. The Company establishes a liability based on claim information supplied by insurance and third party administrators. Actual claim expense could differ from the estimates made by the Company.
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
Deferred Income Taxes
Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and include net operating loss tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reviews relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carryforwards and the ability to generate future taxable income to determine if deferred income taxes are recoverable and if a valuation reserve is required.

Recently Issued Accounting Standards
In September 2006, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), which is effective prospectively for the fiscal year beginning after November 15, 2007. FAS 157 provides a single authoritative definition of fair value, a framework for measuring fair value, and requires additional disclosure about fair value measurements. Although the Company has not completed its analysis of FAS 157, it is not expected to have a material impact.
In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB No. 115 (“FAS 159”), which is effective prospectively for the fiscal year beginning after November 15, 2007. FAS 159 permits entities to measure many financial instruments and certain other items at fair value, expanding the use of fair value measurement consistent with FAS 157. Although the Company has not completed its analysis of FAS 159, it is not expected to have a material impact.
In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“FAS 141R”), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report beginning after December 15, 2008. Earlier adoption is prohibited. FAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Although the Company has not completed its analysis of FAS 141R, any impact will be limited to business combinations occurring on or after January 1, 2009.
In December 2007, FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (“FAS 160”), which is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. FAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Although the Company has not completed its analysis of FAS 160, it is not expected to have a material impact.
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

Among the risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions, including the current recessionary trends in the U.S. economy; import and domestic competition in the furniture industry; ability of the Company to execute its business strategies, implement its new business model and successfully complete its business transformation; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new home and existing home sales; financial viability of the Company’s customers and their ability to continue or increase product orders; and other factors that generally affect business.
The Company does not undertake any obligation to update or revise publicly any forward-looking statements to reflect information, events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or circumstances.
Item 8. Financial Statements
The financial statements are listed in Part IV, Items 15(a) 1. and 2. and are filed as part of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A (T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Chromcraft Revington’s principal executive officer and principal financial officer have concluded, based on their evaluation, that the Company’s disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), were ineffective as of the end of the period covered by this report on Form 10-K due to the material weakness identified in Management’s Report on Internal Control over Financial Reporting below.
Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this evaluation, management used the criteria set forth in Internal Control over Financial Reporting – Guidance for Smaller Public Companies drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this evaluation, management concluded that, as of December 31, 2007, the Company did not maintain effective internal control over financial reporting. Management identified a material weakness in the Company’s internal control over financial reporting as it did not properly design a control to ensure the assumptions used to determine the realizability of its deferred tax assets were properly evaluated. The Company designed a control relating to these assumptions and subsequently revalued its deferred tax assets prior to the issuance of the Company’s 2007 financial statements.
A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.
Attestation Report of Independent Registered Public Accounting Firm
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
Other than the control changes discussed above, there have been no significant changes in Chromcraft Revington’s internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, Chromcraft Revington’s internal control over financial reporting.
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

Audit Committee Financial Expert
The Company’s board of directors has determined that each member of its Audit Committee is an “audit committee financial expert,” as defined under Item 407(d) of Regulation S-K of the Securities Exchange Act of 1934. The members of the Company’s Audit Committee are John R. Hesse, Larry P. Kunz, Theodore L. Mullett, and John D. Swift, and each is independent under the requirements of the American Stock Exchange.
In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 10 is not set forth herein because Chromcraft Revington intends to file with the SEC a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2007 fiscal year, which Proxy Statement will contain such information. The information required by Item 10, not presented above, is incorporated herein by reference to such Proxy Statement.
Items 11. through 14.
In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is not set forth herein because Chromcraft Revington intends to file with the SEC a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2007 fiscal year, which Proxy Statement will contain such information. The above information required by Items 11, 12, 13, and 14 is incorporated herein by reference to such Proxy Statement.
Part IV
Item 15. Exhibits and Financial Statements
(a) 1. and 2. List of Financial Statements:
The following Consolidated Financial Statements of Chromcraft Revington are included in this report on Form 10-K:

(a) 3. Listing of Exhibits
(3.1)
Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

(3.2)	By-laws of the Registrant, as amended, filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2007, is incorporated herein by reference.
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

(10.2)
Third Amendment to the Chromcraft Revington Employee Stock Ownership Trust, effective December 31, 2005, by and between the Registrant and First Bankers Trust Services, Inc., filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

(10.21)
Loan and Security Agreement, dated June 22, 2007, between the Registrant, CR Chromcraft, Inc., CR Home Occasional, Inc., CR Home, Inc., and Bank of America, N.A., filed as Exhibit 10.21 to Form 10-Q for the quarter ended June 30, 2007, is incorporated herein by reference.

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

(10.32)
Amendment No. 2 to the Term Loan and Security Agreement, dated December 21, 2005, by and between the Registrant and First Bankers Trust Services, Inc. (as successor trustee), not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust, filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

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

(10.57)	Chromcraft Revington, Inc. 2007 Executive Incentive Plan, effective January 1, 2007, filed as Appendix A to the Registrant’s Proxy Statement dated April 11, 2007, is incorporated herein by reference.
(10.9)	Employment Agreement, dated March 15, 2002, between the Registrant and Frank T. Kane, filed as Exhibit 10.9 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
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

(10.96)
Form of Restricted Stock Award Agreement for non-employee directors under the Directors’ Stock Plan of the Company, filed as Exhibit 10.96 to Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2007, is incorporated herein by reference.

(10.97)
Form of Restricted Stock Award Agreement for key employees, filed as Exhibit 10.97 to Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2007, is incorporated herein by reference.

(10.98)
Employment Agreement, dated March 22, 2007, between the Registrant and Richard J. Garrity, filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on March 28, 2007, is incorporated herein by reference.

(14)
Code of Business Conduct and Ethics of Chromcraft Revington, Inc., as amended and restated effective January 4, 2008, filed as Exhibit 14 to Form 8-K, as filed with the Securities and Exchange Commission on January 10, 2008, is incorporated herein by reference.

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

Chromcraft Revington, Inc.
(Registrant)

Date: March 31, 2008	By:	/s/ Benjamin M. Anderson-Ray
Benjamin M. Anderson-Ray,
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Chromcraft Revington, Inc. and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Benjamin M. Anderson-Ray Benjamin M. Anderson-Ray	Chairman, Chief Executive Officer and Director (principal executive officer)	March 31, 2008

/s/ Frank T. Kane Frank T. Kane	Sr. Vice President — Finance (principal accounting and financial officer)	March 31, 2008

/s/ Ronald H. Butler	Director	March 31, 2008
Ronald H. Butler

/s/ John R. Hesse	Director	March 31, 2008
John R. Hesse

/s/ David L. Kolb	Director	March 31, 2008
David L. Kolb

/s/ Larry P. Kunz	Director	March 31, 2008
Larry P. Kunz

/s/ Theodore L. Mullett	Director	March 31, 2008
Theodore L. Mullett

/s/ Craig R. Stokely	Director	March 31, 2008
Craig R. Stokely

/s/ John D. Swift	Director	March 31, 2008
John D. Swift

Consolidated Statements of Operations
Chromcraft Revington, Inc.
(In thousands, except per share data)

	Year Ended December 31,
	2007	2006

Sales	$123,373	$160,478

Cost of sales	108,572	136,842

Gross margin	14,801	23,636

Selling, general and administrative expenses	30,255	27,952

Operating loss	(15,454)	(4,316)

Interest expense, net	(48)	(232)

Loss before income tax benefit	(15,502)	(4,548)

Income tax benefit	630	1,155

Net loss	$(14,872)	$(3,393)

Loss per share of common stock
Basic	$(3.30)	$(.77)

Diluted	$(3.30)	$(.77)

Shares used in computing loss per share
Basic	4,502	4,415
Diluted	4,502	4,415
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
Chromcraft Revington, Inc.
(In thousands, except share data)

	December 31,
	2007	2006
Assets

Cash and cash equivalents	$8,785	$8,418
Accounts receivable, less allowance of $625 in 2007 and $650 in 2006	12,187	19,072
Refundable income taxes	4,325	—
Inventories	24,455	28,667
Assets held for sale	455	5,068
Prepaid expenses and other	1,266	3,104

Current assets	51,473	64,329

Property, plant and equipment, net	17,456	19,212
Other assets	805	2,277

Total assets	$69,734	$85,818

Liabilities and Stockholders’ Equity

Accounts payable	$5,137	$5,144
Accrued liabilities	6,047	7,534

Current liabilities	11,184	12,678

Deferred compensation	1,289	1,918
Other long-term liabilities	997	804

Total liabilities	13,470	15,400

Stockholders’ equity

Preferred stock, $1.00 par value, 100,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 7,949,763 shares issued in 2007 and 7,944,163 shares issued in 2006	80	80
Capital in excess of par value	18,121	18,075
Unearned ESOP shares	(16,032)	(16,708)
Retained earnings	75,099	89,971

	77,268	91,418
Less cost of common stock in treasury, 1,777,154 shares in 2007 and 1,776,287 in 2006	(21,004)	(21,000)

Total stockholders’ equity	56,264	70,418

Total liabilities and stockholders’ equity	$69,734	$85,818

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Chromcraft Revington, Inc.
(In thousands)

	Year Ended December 31,
	2007	2006
Operating Activities
Net loss	$(14,872)	$(3,393)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization expense	1,916	3,086
Deferred income taxes	3,819	(3,167)
Non-cash asset impairment charges	1,342	3,419
Non-cash ESOP compensation expense	509	771
Non-cash stock compensation expense	309	404
Non-cash inventory write-downs	5,369	3,859
Provision for doubtful accounts	1,160	(15)
Gain on disposal of assets	(345)	(19)
Changes in operating assets and liabilities
Accounts receivable	5,725	(322)
Refundable income taxes	(4,325)	—
Inventories	(1,157)	4,483
Prepaid expenses	(66)	722
Accounts payable	(7)	(304)
Accrued liabilities	(1,487)	206
Deferred compensation	(629)	(568)
Other long-term liabilities and assets	(310)	(252)

Cash provided by (used in) operating activities	(3,049)	8,910

Investing Activities
Capital expenditures	(1,037)	(1,649)
Proceeds on disposal of assets	4,493	1,157

Cash provided by (used in) investing activities	3,456	(492)

Financing Activities
Stock repurchase	(4)	—
Purchase of common stock by ESOP trust	(36)	—

Cash used in financing activities	(40)	—

Change in cash and cash equivalents	367	8,418

Cash and cash equivalents at beginning of the period	8,418	—

Cash and cash equivalents at end of the period	$8,785	$8,418

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
Chromcraft Revington, Inc.
(In thousands, except share data)

			Capital in	Unearned				Total
	Common Stock		Excess of	ESOP	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Par Value	Shares	Earnings	Shares	Amount	Equity

Balance at January 1, 2006	7,923,563	$79	$17,604	$(17,385)	$93,364	(1,776,287)	$(21,000)	$72,662

ESOP compensation expense	—	—	94	677	—	—	—	771
Issuance of restricted stock awards	20,600	1	—	—	—	—	—	1
Amortization of unearned compensation of restricted stock awards	—	—	212	—	—	—	—	212
Stock option compensation expense	—	—	165	—	—	—	—	165
Net loss	—	—	—	—	(3,393)	—	—	(3,393)

Balance at December 31, 2006	7,944,163	$80	$18,075	$(16,708)	$89,971	(1,776,287)	$(21,000)	$70,418

Purchase of treasury stock	—	—	—	—	—	(867)	(4)	(4)
ESOP compensation expense	—	—	(203)	712	—	—	—	509
Purchase of common stock by ESOP Trust	—	—	—	(36)	—	—	—	(36)
Issuance of restricted stock awards	13,100	—	—	—	—	—	—	—
Cancellation of restricted stock award	(7,500)	—	—	—	—	—	—	—
Amortization of unearned compensation of restricted stock awards	—	—	228	—	—	—	—	228
Stock option compensation expense	—	—	21	—	—	—	—	21
Net loss	—	—	—	—	(14,872)	—	—	(14,872)

Balance at December 31, 2007	7,949,763	$80	$18,121	$(16,032)	$75,099	(1,777,154)	$(21,004)	$56,264

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Chromcraft Revington, Inc.
Note 1. Summary of Significant Accounting Policies
The consolidated financial statements include the accounts of Chromcraft Revington, Inc. and its wholly-owned subsidiaries (together, the Company). All significant intercompany accounts and transactions have been eliminated.
Chromcraft Revington manufactures, distributes and sells residential and commercial furniture. Products are sold primarily through furniture dealers throughout the U.S. and Canada. Chromcraft Revington has several operating segments which are aggregated into one reportable segment in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.
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
Inventories
All inventories (materials, labor and overhead) are valued at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) basis represent approximately 60% and 57% of total inventories at December 31, 2007 and 2006, respectively. Remaining inventories are valued using the first-in, first-out (FIFO) basis.

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
Deferred Income Taxes
Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established based on relevant factors including recent operating results, the likelihood of the utilization of net operating loss tax carryforwards and the ability to generate future taxable income.
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

Note 2. Inventories
Inventories at December 31, 2007 and 2006 consisted of the following:

	(In thousands)
	2007	2006

Raw materials	$6,880	$10,876
Work-in-process	2,987	3,488
Finished goods	18,129	17,726

	27,996	32,090
LIFO reserve	(3,541)	(3,423)

	$24,455	$28,667

Note 3. Property, Plant and Equipment
Property, plant and equipment at December 31, 2007 and 2006 consisted of the following:

	(In thousands)
	2007	2006

Land	$925	$925
Buildings and improvements	26,097	25,989
Machinery and equipment	38,982	41,059
Leasehold improvements	656	1,059
Construction in progress	496	116

	67,156	69,148
Less accumulated depreciation and amortization	(49,700)	(49,936)

	$17,456	$19,212

Note 4. Assets Held for Sale
Assets held for sale at December 31, 2007 and 2006 consisted of the following:

	(In thousands)
	2007	2006

Land and buildings	$445	$4,690
Machinery and equipment	10	378

	$455	$5,068

Note 5. Accrued Liabilities
Accrued liabilities at December 31, 2007 and 2006 consisted of the following:

	(In thousands)
	2007	2006

Employee-related benefits	$1,283	$1,945
Compensation related	1,276	408
Deferred compensation	710	1,071
Sales commissions	534	708
Other accrued liabilities	2,244	3,402

	$6,047	$7,534

Note 6. Income Taxes
The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (liabilities) at December 31, 2007 and 2006 are summarized below:

	(In thousands)
	2007	2006
Deferred tax assets attributable to:
Inventories	$427	$105
Accounts receivable	528	249
Assets held for sale	193	19
Employee benefit plans	918	655
ESOP compensation expense	745	645
Deferred compensation	2,064	2,372
Stock compensation expense	290	296
Goodwill	555	704
Net operating loss carryforwards	1,939	725
Other	513	864

Total deferred tax assets	8,172	6,634

Deferred tax liabilities attributable to:
Property, plant and equipment	(2,958)	(2,789)
Other	—	(150)

Total gross deferred tax liabilities	(2,958)	(2,939)

Net deferred tax asset before valuation allowance	5,214	3,695

Valuation allowance	(5,214)	(62)

Net deferred tax balance after valuation allowance	$—	$3,633

Balance sheet classifications of net deferred taxes, net of valuation allowance, at December 31, 2007 and 2006 were as follows:

	(In thousands)
	2007	2006
Current asset	$—	$1,904
Long-term asset	—	1,729

Net deferred tax asset	$—	$3,633

Components of income tax (benefit), expense in the Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 were as follows:

	(In thousands)
	2007	2006
Current:
Federal	$(4,049)	$1,488
State	(460)	498

	(4,509)	1,986

Deferred:
Federal	(904)	(3,288)
State	(369)	85
Change in valuation allowance	5,152	62

	3,879	(3,141)

Income tax benefit	$(630)	$(1,155)

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
Statutory federal income tax rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(3.5)	2.2
Cancellation of intercompany indebtedness — state taxes	—	5.8
Employee stock ownership plan	(0.4)	0.7
Qualified production activities deduction	—	(0.9)
Deferred tax asset valuation allowance	33.2	1.4
Other, net	0.6	(0.6)

Effective income tax rate	(4.1)%	(25.4)%

At December 31, 2007 and 2006, the Company has deferred tax assets for federal and state net operating loss (NOL) carryforwards of $1,501,000 and $438,000, respectively, with expiration dates ranging from 2009 through 2027. After consideration of relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carryforwards and the ability to generate future taxable income, the Company recorded a full valuation allowance against the entire net deferred tax asset balances in the fourth quarter of 2007.

In 2006, the Company utilized a state net operating loss carryforward (NOL) to offset state taxable income generated on the cancellation of intercompany indebtedness and established a valuation allowance of $62,000 for the remaining portion of this NOL.
Tax expense relating to share-based plans of $60,000 and $27,000, in 2007 and 2006, respectively, has been recorded under Capital in Excess of Par Value in the accompanying Consolidated Statements of Stockholders’ Equity.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The implementation of FIN 48 did not result in recognition of previously unrecognized tax benefits. At December 31, 2007 and January 1, 2007, the Company had $285,000 and $270,000 of unrecognized tax benefits, respectively, all of which would affect the effective tax rate if recognized.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)
Unrecognized tax benefits balance at January 1, 2007	$270
Gross increases for tax positions of prior years	15
Gross decreases for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits balance at December 31, 2007	$285

The Company or its subsidiaries file federal and various state income tax returns. The Internal Revenue Service has completed an examination of the Company’s U.S. income tax returns through 2002. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2004.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated financial statements. As of December 31, 2007 and January 1, 2007, the Company had approximately $58,000 and $48,000 of accrued interest and penalties related to uncertain tax positions, respectively.
Note 7. Bank Debt
On June 22, 2007, the Company entered into a new revolving loan facility (“Bank Facility”) with a bank that allows the Company to borrow up to $35.0 million based on eligible accounts receivable and inventories. At December 31, 2007, the Company had approximately $15.5 million in availability under the Bank Facility, which reflects a $1.3 million reduction for a letter of credit outstanding in connection with a self-insured workers’ compensation program. Interest rates under the Bank Facility are determined at the time of borrowing based, at the Company’s option, on either the bank’s prime rate or the London Interbank Offered Rate (LIBOR). During 2007, a commitment fee of .375% per annum was payable on the unused portion of the credit line. Thereafter, the commitment fee will be .25% for each calendar month during which the average amount of the principal balance of the revolver loans plus the letter of credit obligations equals or exceeds $10.0 million and .30% for any other calendar month.

The Bank Facility contains one restrictive financial covenant, which is applicable when availability under the Bank Facility is below $5.0 million. The Bank Facility is secured by substantially all of the assets of Chromcraft Revington and its subsidiaries and expires in 2012. There were no borrowings outstanding under the Bank Facility at December 31, 2007.
Note 8. Restructuring and Asset Impairment Charges
In 2006, the Board of Directors of the Company approved the restructuring of certain of the Company’s operations. The restructuring program included the shut down, relocation, consolidation and outsourcing of certain furniture manufacturing and distribution operations. The purposes of the restructuring program were to improve the utilization of a global supply chain, to reduce fixed costs and to redeploy assets,
Restructuring charges include inventory write-downs to reflect anticipated net realizable value, one-time termination benefits and costs to shut down, vacate and prepare the facilities for sale. Asset impairment charges were recorded to reduce the carrying values of buildings, machinery and equipment to fair value. Fair value was determined by actual sales, purchase offers or estimates from real estate brokers.
Restructuring and asset impairment charges recorded for the years ended December 31, 2007 and 2006 were as follows:

	(In thousands)
	Years Ended December 31,
	2007	2006
Restructuring charges:
Costs to shut down, vacate and prepare for sale	$353	$479
One-time termination benefits	78	463
Inventory write-downs	—	3,011

	431	3,953

Asset impairment charges	1,210	3,419

	$1,641	$7,372

Statements of Operations classification:
Gross margin	$1,403	$7,083
Selling, general and administrative expenses	238	289

	$1,641	$7,372

Charges to expense, cash payments or asset write-downs for the years ended December 31, 2007 and 2006, and the restructuring liabilities at December 31, 2007 and 2006 were as follows:

	(In thousands)
		Year Ended December 31, 2007
	Balance	Charges		Asset	Balance
	Jan. 1,	to	Cash	Write-downs,	Dec. 31,
	2007	Expense	Payments	Net	2007

Costs to shut down, vacate and prepare for sale	$29	$353	$(382)	$—	$—

One- time termination benefits	260	78	(338)	—	—

Asset impairment charges	—	1,210	—	(1,210)	—

	$289	$1,641	$(720)	$(1,210)	$—

	(In thousands)
		Year Ended December 31, 2006
	Balance	Charges		Asset	Balance
	Jan. 1,	to	Cash	Write-downs,	Dec. 31,
	2006	Expense	Payments	Net	2006

Costs to shut down, vacate and prepare for sale	$—	$479	$(450)	$—	$29

One-time termination benefits	—	463	(203)	—	260

Inventory write-downs	—	3,011	—	(3,011)	—

Asset impairment charges	—	3,419	—	(3,419)	—

	$—	$7,372	$(653)	$(6,430)	$289

For the year ended December 31, 2007, the Company recorded an increase in gross margin of $345,000 pre-tax primarily due to the disposition of assets held for sale as part of the 2006 restructuring program.
Note 9. Earnings Per Share of Common Stock
Due to the net loss in both 2007 and 2006, loss per share, basic and diluted, are the same, as the effect of potential common shares would be anti-dilutive.
Note 10. Other Long-Term Liabilities
Other long-term liabilities include $558,000 and $570,000 at December 31, 2007 and 2006, respectively, for estimated environmental remediation costs for land that was acquired as part of a previous acquisition by the Company.

Note 11. Employee Stock Ownership Plan
Chromcraft Revington sponsors a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees who have completed six months of service. Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP stock transaction. The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust’s repayment obligation under the loan to the ESOP from the Company. The shares of common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company’s loan to the ESOP Trust. As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of total debt service paid in the year. Chromcraft Revington accounts for its ESOP in accordance with AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. Accordingly, unearned ESOP shares are reported as a reduction of stockholders’ equity as reflected in the Consolidated Statements of Stockholders’ Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense, a non-cash charge, was $509,000 in 2007 and $771,000 in 2006.
ESOP shares at December 31, 2007 and 2006, respectively, consisted of the following:

	(In thousands)
	2007	2006
Allocated shares	268	296
Unearned ESOP shares	1,603	1,671

Total ESOP shares	1,871	1,967

Unearned ESOP shares, at cost	$16,032	$16,708

Fair value of unearned ESOP shares	$7,695	$14,353

At December 31, 2007, the ESOP Trust owned approximately 30.3% of the issued and outstanding shares of the Company’s common stock.
Note 12. Other Benefit Plans
Chromcraft Revington sponsors a defined contribution plan qualified under Internal Revenue Code Section 401(k). For the years ended December 31, 2007 and 2006, the Company’s matching contributions with respect to participants’ pre-tax contributions to the 401(k) plan were made to the ESOP. The ESOP used such contributions to pay the loan from the Company.

Note 13. Stock-Based Compensation
The Company has the following stock-based compensation plans:
2007 Executive Incentive Plan
On May 9, 2007, the Company’s stockholders approved the 2007 Executive Incentive Plan effective as of January 1, 2007 (“Executive Incentive Plan”). The Executive Incentive Plan superseded and replaced the 1992 Stock Option Plan, as amended (“1992 Plan”), the Short Term Executive Incentive Plan and the Long Term Executive Incentive Plan, provided that options outstanding prior to 2007 continue to be subject to the 1992 Plan. The Executive Incentive Plan allows the Compensation Committee of the Board of Directors to make new stock-based awards of nonqualified stock options (“non-ISOs”), stock appreciation rights, restricted shares and performance shares. Incentive stock options (“ISOs”) outstanding under the 1992 Plan are exercisable over a 10-year period and were granted at an exercise price no less than the fair market value of Chromcraft Revington’s common shares as of the date of grant. The Compensation Committee of the Board of Directors determines the vesting period and exercise prices of non-ISOs. All outstanding options were vested and exercisable at December 31, 2007. At December 31, 2007 there were 478,016 common shares available for future awards under the Executive Incentive Plan. Under the 1992 Plan, there were 298,025 shares available for future stock option awards at December 31, 2006.
The purposes of the Executive Incentive Plan are to provide the Company the flexibility to grant various types of stock-based compensation awards, rather than only stock options, and cash awards to our executive officers and other key employees and to attract, retain and motivate executive officers and other key employees, to provide them with an incentive for making contributions to the financial success, as well as to achieve short-term and long-term objectives, of the Company and to further align their interests with the interests of the Company’s stockholders.
Directors’ Stock Plan
The Company’s Amended and Restated Directors’ Stock Plan (“Directors’ Plan”) provides for the granting of restricted stock or non-ISOs to members of the board of directors who are not employees of the Company. Under the Directors’ Plan, eligible directors of the Company receive an award of either 800 shares of restricted common stock or an option to purchase 2,500 shares of common stock on the day following their re-election to the Board at each annual meeting of stockholders. Any new director who is elected or appointed for the first time to the board of directors receives an award of either 3,000 shares of restricted common stock or an option to purchase 10,000 shares of common stock. The Compensation Committee of the board of directors determines whether awards under the Directors’ Plan are made in restricted stock or stock options. The total number of shares of common stock subject to the Directors’ Plan is 150,000 shares. No restricted common stock or options will be granted under the Directors’ Plan after December 1, 2015. Shares of restricted common stock granted to directors under the Directors’ Plan will vest on the day immediately preceding the next annual meeting of stockholders following the award date. Non-ISOs granted under the Directors’ Plan are 100% vested on the date of the grant and are granted at an exercise price equal to the fair market value of the Company’s common shares as of the date of the grant. The options are exercisable for a period of ten years. At December 31, 2007 and 2006, there were 48,800 and 54,400 shares, respectively, available for future awards.

The Directors’ Plan is designed to promote the interests of the Company and its stockholders through the granting of restricted common stock and options to the non-employee members of the Company’s board of directors, thereby encouraging their focus on enhancing long-term stockholder value of the Company.
Restricted Stock Awards
The Company has granted to certain key employees and outside directors restricted shares of the Company’s common stock in connection with their employment agreements and the Directors’ Plan, respectively. These shares are valued at fair market value on the date of grant and reflected as part of stockholders’ equity. Compensation expense is recognized ratably over the vesting period.
During 2007 and 2006, the Company granted 7,500 shares and 15,000 shares, respectively, of restricted common stock to employees in connection with their employment agreements with the Company. In 2007, the Company cancelled 7,500 restricted shares awarded to an employee in 2006 in connection with the resignation of this employee. The remaining awards provide that the 15,000 shares will vest based on continued employment with 5,000 shares eligible to vest on each of December 31, 2007, 2008 and 2009.
The Company also granted 5,600 shares of restricted common stock in 2007 and 2006, respectively, to each of its non-employee Directors under the Directors’ Plan. Each year, the 5,600 shares will vest on the day immediately preceding the annual meeting of stockholders that next follows the award date.
For the years ended December 31, 2007 and 2006, the Company granted 13,100 and 20,600 shares, respectively, of restricted common stock with aggregate fair market values, on the dates of grant, of $121,000 and $195,000, respectively. The shares generally vest over periods ranging from one to three years.
As of December 31, 2007, there was a total unearned compensation balance attributable to restricted stock awards of $106,000. The cost is expected to be recognized over a weighted average period of 1.8 years. Compensation expense recognized for restricted stock awards during the years ended December 31, 2007 and 2006 was $289,000 and $239,000, respectively. The related tax benefit for the compensation expense was $12,000 and $78,000 for the same periods, respectively.

A summary of all non-vested restricted stock activity for the year ended December 31, 2007 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock Outstanding at January 1, 2007	34,600	$11.12
Granted	13,100	$9.23
Forfeited	(7,500)	$8.15
Vested	(24,600)	$12.43

Restricted Stock Outstanding at December 31, 2007	15,600	$8.90

Stock Options
A summary of all stock option activity for the year ended December 31, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options Outstanding at January 1, 2007	610,788	$12.11	5.5
Granted	—
Exercised	—
Forfeited	(60,812)	$14.71

Options Outstanding and Exercisable at December 31, 2007	549,976	$11.82	4.7	$—

At December 31, 2007, the market price was less than the exercise price of all outstanding options and, therefore, no intrinsic value is reflected in the above table.
There were no stock options granted in 2007. The estimated per share weighted average fair value of stock options granted during 2006 was $5.88 on the date of grant. The fair value of stock options on the date of grant was estimated using the Black-Scholes pricing valuation model with the following weighted average assumptions:

2006
Expected life (years)	7
Interest rate	4.8%
Volatility	32.1%
The fair value of each option is amortized into compensation expense on a straight line basis between the grant date of the option and each vesting date. The application of the Black-Scholes model involves assumptions that are judgmental and sensitive in the determination of compensation expense. Historical information is the primary basis for the selection of the expected volatility and life of an option. The risk-free interest rate is selected based upon the yield of the U.S. Treasury issued with a term equal to the expected life of the option being valued.

There were no stock options exercised during the twelve months ended December 31, 2007 or 2006, respectively. New shares are issued by the Company upon the exercise of options.
The intrinsic value of options that vested during the years ended December 31, 2007 and 2006 was $124,000 and $262,000, respectively. As of December 31, 2007, there were no unvested options.
Compensation expense recognized for stock options was $21,000 and $165,000 for the years ended December 31, 2007 and 2006, respectively. The related tax benefit for the compensation expense was $1,000 and $53,000 for the same periods, respectively.
Accounting for the Plans
Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123(R)”) using the modified prospective application method for transition for its two stock-based compensation plans. Also effective January 1, 2006, the Company adopted FASB Staff Position 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides a simplified alternative approach to calculate the initial pool of excess tax benefits. The adoption of FAS 123 (R) increased the net loss by approximately $111,000 (approximately $.03 per share) for the year ended December 31, 2006.
Note 14. Supplemental Cash Flow Information
Interest, net of interest income, paid during the years ended December 31, 2007 and 2006 was $67,000 and $244,000, respectively. Income taxes paid during the years ended December 31, 2007 and 2006 were $43,000 and $1,119,000, respectively.
Note 15. Rental Commitments
Chromcraft Revington leases office space, showroom facilities and transportation and other equipment under non-cancelable operating leases. The future minimum lease payments under non-cancelable leases for the years ending December 31, 2008, 2009, 2010, 2011, and 2012 are $1,799,000, $1,837,000, $1,070,000, $829,000, and $573,000, respectively. It is expected that, in the normal course of business, leases that expire will be renewed or replaced.
Rental expense was $2,150,000 and $1,616,000 for the years ended December 31, 2007 and 2006.
Note 16. Recently Issued Accounting Standards
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
In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“FAS 141R”), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report beginning after December 15, 2008. Earlier adoption is prohibited. FAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Although the Company has not completed its analysis of FAS 141R, any impact will be limited to business combinations occurring on or after January 1, 2009.
In December 2007, FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“FAS 160”), which is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. FAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Although the Company has not completed its analysis of FAS 160, it is not expected to have a material impact.
Note 17. Subsequent Event
On March 25, 2008, the board of directors approved a restructuring plan to cease furniture manufacturing at the Company’s Delphi, IN location on May 30, 2008 and to outsource the products made at this facility to overseas suppliers. The purposes of the restructuring are to improve the utilization of the global supply chain, to enhance competitiveness, to improve operating margins, to reduce fixed costs and to redeploy assets. The Company plans to continue its Delphi distribution and warehouse operation, sell the manufacturing equipment and layoff approximately 150 associates at this site. The Company expects to incur total restructuring costs and related asset impairment charges of approximately $1.5 million to $2.0 million pre-tax. Most of these charges are expected to be recorded in the first half of 2008.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Chromcraft Revington, Inc.:
We have audited the accompanying balance sheets of Chromcraft Revington, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chromcraft Revington, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 6 to the consolidated financial statements, effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and as discussed in Note 13 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by the Statement of Financial Accounting Standards No. 123(R), Shared-Based Payment.
Indianapolis, Indiana
March 28, 2008

EXHIBIT INDEX
(3.1)
Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

(3.2)	By-laws of the Registrant, as amended, filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2007, is incorporated herein by reference.

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

(10.2)
Third Amendment to the Chromcraft Revington Employee Stock Ownership Trust, effective December 31, 2005, by and between the Registrant and First Bankers Trust Services, Inc., filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

(10.21)
Loan and Security Agreement, dated June 22, 2007, between the Registrant, CR Chromcraft, Inc., CR Home Occasional, Inc., CR Home, Inc., and Bank of America, N.A., filed as Exhibit 10.21 to Form 10-Q for the quarter ended June 30, 2007, is incorporated herein by reference.

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

(10.32)
Amendment No. 2 to the Term Loan and Security Agreement, dated December 21, 2005, by and between the Registrant and First Bankers Trust Services, Inc. (as successor trustee), not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust, filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

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

(10.57)	Chromcraft Revington, Inc. 2007 Executive Incentive Plan, effective January 1, 2007, filed as Appendix A to the Registrant’s Proxy Statement dated April 11, 2007, is incorporated herein by reference.

(10.9)	Employment Agreement, dated March 15, 2002, between the Registrant and Frank T. Kane, filed as Exhibit 10.9 to Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

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

(10.96)
Form of Restricted Stock Award Agreement for non-employee directors under the Directors’ Stock Plan of the Company, filed as Exhibit 10.96 to Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2007, is incorporated herein by reference.

(10.97)
Form of Restricted Stock Award Agreement for key employees, filed as Exhibit 10.97 to Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2007, is incorporated herein by reference.

(10.98)
Employment Agreement, dated March 22, 2007, between the Registrant and Richard J. Garrity, filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on March 28, 2007, is incorporated herein by reference.

(14)
Code of Business Conduct and Ethics of Chromcraft Revington, Inc., as amended and restated effective January 4, 2008, filed as Exhibit 14 to Form 8-K, as filed with the Securities and Exchange Commission on January 10, 2008, is incorporated herein by reference.

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