Form 10-Q
period 2008-03-29
CHROMCRAFT REVINGTON INC
filed 2008-05-13
CIK 884130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value – 6,172,609 as of May 2, 2008

PART I.
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (unaudited)
Chromcraft Revington, Inc.
(In thousands, except per share data)

	Three Months Ended
	March 29,	March 31,
	2008	2007

Sales	$27,463	$33,847

Cost of sales	23,014	28,357

Gross margin	4,449	5,490

Selling, general and administrative expenses	6,635	7,466

Operating loss	(2,186)	(1,976)

Interest income (expense), net	(59)	18

Loss before income tax benefit	(2,245)	(1,958)

Income tax benefit	—	780

Net loss	$(2,245)	$(1,178)

Loss per share of common stock
Basic	$(.49)	$(.26)

Diluted	$(.49)	$(.26)

Shares used in computing loss per share
Basic	4,562	4,471
Diluted	4,562	4,471
See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	March 29,	December 31,
	2008	2007
Assets

Cash and cash equivalents	$5,311	$8,785
Accounts receivable	14,036	12,187
Refundable income taxes	4,325	4,325
Inventories	23,463	24,455
Assets held for sale	—	455
Prepaid expenses and other	1,093	1,266

Current assets	48,228	51,473

Property, plant and equipment, net	17,205	17,456
Other assets	795	805

Total assets	$66,228	$69,734

Liabilities and Stockholders’ Equity

Accounts payable	$4,082	$5,137
Accrued liabilities	6,014	6,047

Current liabilities	10,096	11,184

Long-term liabilities	2,006	2,286

Total liabilities	12,102	13,470

Stockholders’ equity	54,126	56,264

Total liabilities and stockholders’ equity	$66,228	$69,734

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	Three Months Ended
	March 29,	March 31,
	2008	2007
Operating Activities
Net loss	$(2,245)	$(1,178)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization expense	435	487
Deferred income taxes	—	96
(Gain) loss on disposal of assets	4	(357)
Non-cash ESOP compensation expense	83	144
Non-cash stock compensation expense	24	95
Provision for doubtful accounts	148	174
Non-cash inventory write-downs	550	384
Non-cash asset impairment charges	210	—
Changes in operating assets and liabilities
Accounts receivable	(1,997)	546
Inventories	442	1,854
Prepaid expenses and other	173	(497)
Accounts payable and accrued liabilities	(1,088)	(1,345)
Other long-term liabilities and assets	(270)	(170)

Cash provided by (used in) operating activities	(3,531)	233

Investing Activities
Capital expenditures	(398)	(167)
Proceeds on disposal of assets	455	2,518

Cash provided by investing activities	57	2,351

Change in cash and cash equivalents	(3,474)	2,584

Cash and cash equivalents at beginning of the period	8,785	8,418

Cash and cash equivalents at end of the period	$5,311	$11,002

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
Three Months Ended March 29, 2008
Chromcraft Revington, Inc.
(In thousands, except share data)

			Capital in	Unearned				Total
	Common Stock		Excess of	ESOP	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Par Value	Shares	Earnings	Shares	Amount	Equity

Balance at January 1, 2008	7,949,763	$80	$18,121	$(16,032)	$75,099	(1,777,154)	$(21,004)	$56,264

ESOP compensation expense	—	—	(86)	169	—	—	—	83

Amortization of unearned compensation of restricted stock awards	—	—	24	—	—	—	—	24

Net loss	—	—	—	—	(2,245)	—	—	(2,245)

Balance at March 29, 2008	7,949,763	$80	$18,059	$(15,863)	$72,854	(1,777,154)	$(21,004)	$54,126

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
Chromcraft Revington, Inc.
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Chromcraft Revington, Inc. and its wholly-owned subsidiaries (together, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and the requirements of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 29, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in Chromcraft Revington’s annual report on Form 10-K for the year ended December 31, 2007.
Note 2. Restructuring and Asset Impairment Charges
On March 25, 2008, the Board of Directors of the Company approved a restructuring plan to cease furniture manufacturing at the Company’s Delphi, IN location effective May 30, 2008, and to outsource the products made at this facility to overseas suppliers. The Company plans to continue its Delphi distribution and warehouse operation, to sell the manufacturing-related equipment, and to reduce its workforce by approximately 150 associates at this site. The purposes of the restructuring are to improve the utilization of the global supply chain, to enhance competitiveness, to improve operating margins, to reduce fixed costs and to redeploy assets.
For the three months ended March 29, 2008, the Company recorded an asset impairment charge to reduce the carrying value of manufacturing equipment at the Delphi, IN facility to fair value. The determination of fair value was based on information obtained from an equipment auction broker. In addition, estimated raw material and in-process inventories at May 30, 2008 were written down to reflect net realizable value.
In connection with a restructuring program implemented in 2006, the Company recorded costs related to exit and disposal activities and one-time termination benefits of $365,000 pre-tax during the three months ended March 31, 2007. The Company also recorded a gain of $357,000 pre-tax in the first quarter of 2007 primarily due to the disposal of assets held for sale as part of the 2006 restructuring program.

Restructuring costs and related impairment costs recorded for the three months ended March 29, 2008 and March 31, 2007, were as follows:

	(In thousands)
	Three Months Ended
	March 29, 2008	March 31, 2007
Restructuring costs:

Exit and disposal activities	$—	$287

One-time termination benefits	—	78

Inventory write-downs	520	—

Total restructuring costs	520	365

Asset impairment charges	210	(7)

	$730	$358

Statements of Operations classification:

Gross margin	$730	$178
Selling, general and administrative expenses	—	180

	$730	$358

The Company expects to incur total restructuring costs of approximately $1,170,000 for the year ending December 31, 2008, as follows:

(In thousands)

Exit and disposal activities	$250
One-time termination benefits	400
Inventory write downs	520
$1,170

For the three months ended March 29, 2008, the Company has expensed $520,000 of the above restructuring costs. The restructuring activities are expected to be completed on or before December 31, 2008.
Note 3. Inventories
Inventories at March 29, 2008 and December 31, 2007 consisted of the following:

	(In thousands)
	March 29,	December 31,
	2008	2007

Raw materials	$6,162	$6,880
Work-in-process	2,324	2,987
Finished goods	18,518	18,129

	27,004	27,996
LIFO reserve	(3,541)	(3,541)

	$23,463	$24,455

Note 4. Property, Plant and Equipment
Property, plant and equipment at March 29, 2008 and December 31, 2007 consisted of the following:

	(In thousands)
	March 29,	December 31,
	2008	2007

Land	$925	$925
Buildings and improvements	26,097	26,097
Machinery and equipment	28,855	38,982
Leasehold improvements	661	656
Construction in progress	826	496

	57,364	67,156

Less accumulated depreciation and amortization	(40,159)	(49,700)

	$17,205	$17,456

In the first quarter of 2008, the Company, in connection with its restructuring activity, recorded an asset impairment charge to reduce the carrying value of its manufacturing equipment at its Delphi, IN facility. The Company plans to sell these assets in the second half of 2008.
Note 5. Accrued Liabilities
Accrued liabilities at March 29, 2008 and December 31, 2007 consisted of the following:

	(In thousands)
	March 29,	December 31,
	2008	2007

Employee-related benefits	$1,450	$1,283
Compensation related	1,105	1,276
Deferred compensation	647	710
Sales commissions	512	534
Other accrued liabilities	2,300	2,244

	$6,014	$6,047

Note 6. Employee Stock Ownership Plan
Chromcraft Revington sponsors a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees who have completed six months of service. Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP stock transaction. The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust’s repayment obligation under the loan to the ESOP from the Company. The shares of common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company’s loan to the ESOP Trust. As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of total debt service paid in the year. Chromcraft Revington accounts for its ESOP in accordance with AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. Accordingly, unearned ESOP shares are reported as a reduction of stockholders’ equity as reflected in the Consolidated Statements of Stockholders’ Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense, a non-cash charge, for the three months ended March 29, 2008 and March 31, 2007 was $83,000 and $144,000, respectively.
ESOP shares at March 29, 2008 and December 31, 2007, respectively, consisted of the following:

	(In thousands)
	March 29,	December 31,
	2008	2007
Allocated shares	273	268
Unearned ESOP shares	1,586	1,603

Total ESOP shares	1,859	1,871

Unearned ESOP shares, at cost	$15,863	$16,032

Fair value of unearned ESOP shares	$7,376	$7,695

Note 7. Income Taxes
At December 31, 2007, the Company established a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carryforwards, and the ability to generate future taxable income. The Company expects to maintain a full valuation allowance on the entire net deferred tax assets in 2008, resulting in an effective tax rate of zero for the three months ended March 29, 2008.
Note 8. Earnings per Share of Common Stock
Due to the net loss in the three months ended March 29, 2008, and March 31, 2007, loss per share, basic and diluted, are the same, as the effect of potential common shares would be antidilutive.

Note 9: New Accounting Pronouncements
Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value, and FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which provides a single authoritative definition of fair value, a framework for measuring fair value, and requires additional disclosure about fair value measurements. Neither of these statements had an impact on results for the first quarter of 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet determined the impact that the implementation of SFAS No. 157 will have on our non-financial assets and liabilities, which are not recognized on a recurring basis, however, we do not anticipate it will significantly impact our consolidated financial statements.

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
The Company, as part of its transformation to a new business model, has incurred asset impairment charges, inventory write-downs, plant shut down costs, employee severance costs and other restructuring related costs. Additional transition costs, reduced revenue, increased operating expenses, restructuring charges and asset impairments will likely occur as the Company continues its transformation. Continued outsourcing of domestically made products and development of an optimized distribution and logistics capability will result in additional transition costs in 2008 and potentially beyond. The Company believes that the shift in its business model will provide a more competitive business model of import and U.S. customization capabilities. Also, the new business model is expected to have a more variable cost structure, which the Company anticipates will provide greater flexibility in competing in the furniture industry.
The Company previously announced that on March 25, 2008, the Board of Directors approved a restructuring plan to cease furniture manufacturing at the Company’s Delphi, IN location effective May 30, 2008 and to outsource the products made at this facility to overseas suppliers. The Company plans to continue its Delphi distribution and warehouse operation, sell the manufacturing equipment and layoff approximately 150 associates at this site. The purposes of the restructuring are to improve the utilization of the global supply chain, to enhance competitiveness, to improve operating margins, to reduce fixed costs and to redeploy assets.
The Company expects to incur total restructuring and related asset impairment charges of approximately $1.4 million pre-tax to write-down inventories, as well as machinery and equipment used in the manufacturing process, to convert the plant into a distribution facility and to record termination benefits for affected employees. Most of these charges are expected to be recorded in the first half of 2008.

During the three months ended March 29, 2008, the Company recorded a $210,000 pre-tax asset impairment charge on the machinery and equipment to reflect fair value. In addition, certain raw and in-process inventories were written down to net realizable value, resulting in a non-cash inventory charge of approximately $520,000 pre-tax. Termination benefits for employees of approximately $400,000 pre-tax and other costs to transition the plant to a warehouse and distribution center of approximately $250,000 pre-tax will be recorded as incurred.
A portion of these charges to transition the plant to a warehouse and distribution facility and for one-time termination benefits will result in cash expenditures of approximately $650,000 pre-tax. These expenditures do not include cash proceeds from the sale of the machinery and equipment which are expected to be approximately $650,000 pre-tax. Certain general and administrative costs associated with the wind down of the Delphi manufacturing operations will be recorded as incurred.
Results of Operations
The following table sets forth the Condensed Consolidated Statements of Operations of Chromcraft Revington for the three months ended March 29, 2008 and March 31, 2007 expressed as a percentage of sales.

	Three Months Ended
	March 29,	March 31,
	2008	2007
Sales	100.0%	100.0%
Cost of sales	83.8	83.8

Gross margin	16.2	16.2
Selling, general and administrative expenses	24.2	22.1

Operating loss	(8.0)	(5.9)
Interest income (expense), net	(0.2)	0.1

Loss before income tax benefit	(8.2)	(5.8)
Income tax benefit	—	2.3

Net loss	(8.2)%	(3.5)%

Consolidated shipments in the first quarter of 2008 were favorably impacted by a reduction in backlog. Sales orders received in the first quarter of 2008 were 27% lower as compared to the prior year period.
Consolidated sales for the three months ended March 29, 2008 of $27,463,000 represented an 18.9% decrease from $33,847,000 reported for the prior year period. Residential furniture shipments for the current quarter were lower primarily due to a weak retail environment, competitive pressures from imports and the impact of restructuring activities. As part of the Company’s transition to its new business model, sales in the first quarter of 2008 were negatively impacted by the discontinuation of certain domestic products before new outsourced replacements were available. In addition, the Company realigned its sales force which caused a decrease in sales due to customer relationship disruptions. Commercial furniture shipments rose in the first quarter of 2008 as compared to the prior year period primarily due to higher shipments of office seating products. Shipments of imported product represented 31% of consolidated sales for the three months ended March 29, 2008. The consolidated sales decrease for the three months ended March 29, 2008 was primarily due to lower unit volume.

Gross margin decreased $1,041,000 to $4,449,000, or 16.2% of sales, for the three months ended March 29, 2008 as compared to $5,490,000, or 16.2% of sales, in the prior year period. Gross margin in 2008 was negatively impacted by the lower sales volume. The gross margin percentage remained unchanged from the prior year period. A favorable sales mix and a reduction in certain overhead expenses offset higher restructuring related costs in 2008. In the three month period ended March 31, 2007, the Company recognized a $357,000 pre-tax gain on asset sales, which favorably impacted gross margin.
Selling, general and administrative expenses decreased $831,000 to $6,635,000, or 24.2% of sales, in the first quarter of 2008 from $7,466,000, or 22.1% of sales, for the prior year period. The higher cost percentage in 2008 was primarily due to fixed selling and administrative costs spread over a lower sales volume. The decrease in selling, general and administrative expenses for the three months ended March 29, 2008 compared to the same period in the prior year was primarily due to lower incentive compensation and selling expenses.
Net interest expense for 2008 was $59,000 as compared to net interest income of $18,000 in the prior year period. Net interest expense for 2008 was primarily due a decrease in available funds for investment and a lower investment return.
At December 31, 2007, the Company recorded a full valuation allowance against the entire net deferred income tax asset balances. The Company expects to maintain a full valuation allowance on the entire net deferred tax assets at December 31, 2008, resulting in an effective tax rate of zero for the first three months of 2008 as compared to an income tax benefit rate of 39.8% for the prior year period.
Liquidity and Capital Resources
Operating activities of the Company used $3,531,000 of cash in the first quarter of 2008 as compared to $233,000 of cash generated in the prior year period. The lower cash flow from operating activities in 2008 was primarily due to an increase in working capital (excluding cash) and a higher cash operating loss as compared to the prior year period. Refundable income taxes of $4.3 million at March 29, 2008 are expected to be primarily received in the second half of 2008.
Investing activities generated cash of $57,000 in the first quarter of 2008 as compared to $2,351,000 of cash generated in the prior year period. As part of its restructuring activities, the Company has sold idle assets and received cash during the first three months of 2008 and 2007 of $455,000 and $2,518,000, respectively. The Company used cash of $398,000 for capital expenditures during the first three months of 2008, as compared to $167,000 spent in the prior year period. In 2008, the Company expects to spend approximately $3.0 million for capital expenditures primarily to upgrade information systems.
At March 29, 2008, the Company had cash and cash equivalents of $5.3 million and $17.8 million in availability under a revolving loan facility with a bank (“Bank Facility”). The Bank Facility contains one restrictive financial covenant, which is applicable when availability under the Bank Facility is below $5.0 million. The Bank Facility expires in 2012 and there were no borrowings outstanding at March 29, 2008.
The Company’s primary sources of liquidity are cash on hand, tax refund receivables and availability under the Bank Facility. Management believes that these cash resources are adequate to fund its business model transformation and meet its other short term liquidity requirements in 2008. The Company will need to generate cash flow from operations in future periods in order to maintain and grow its business.

Recently Issued Accounting Standards
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
Among the risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions; import and domestic competition in the furniture industry; ability of the Company to execute its business strategies, implement its new business model and successfully complete its business transformation; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new home and existing home sales; other factors that generally affect business; and the risk factors set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
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
There have been no significant changes in Chromcraft Revington’s internal control over financial reporting that occurred during the first quarter of 2008 that may have materially affected, or are reasonably likely to materially affect, Chromcraft Revington’s internal control over financial reporting.

PART II.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to shares of Chromcraft Revington common stock repurchased by the Company during the three months ended March 29, 2008.
Purchases of Equity Securities by the Issuer
The Company did not purchase any equity securities during the first quarter of 2008.

			Total number	Maximum number
			of shares	(or approximate
			purchased as	dollar value) of
	Total	Average	part of publicly	shares that may yet
	number	price	announced	be purchased
	of shares	paid	plans or	under the plans or
Period	purchased	per share	programs	programs (1)

January 1, 2008 to January 26 , 2008	—	—	—	702,098

January 27 , 2008 to February 23 , 2008	—	—	—	702,098

February 24 , 2008 to March 29, 2008	—	—	—	702,098

Total	—	—	—

(1)	The Company has maintained a share repurchase program since 1997.
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

Chromcraft Revington, Inc. (Registrant)
Date: May 13, 2008	By:	/s/ Frank T. Kane
Frank T. Kane
Sr. Vice President-Finance (Duly Authorized Officer and Principal Accounting and Finance Officer)

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