Form 10-Q
period 2008-06-28
CHROMCRAFT REVINGTON INC
filed 2008-08-12
CIK 884130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 6,136,209 as of July 30, 2008

PART 1.
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (unaudited)
Chromcraft Revington, Inc.
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Sales	$25,605	$32,769	$53,068	$66,616

Cost of sales	23,558	30,480	46,572	58,837

Gross margin	2,047	2,289	6,496	7,779

Selling, general and administrative expenses	7,969	7,566	14,604	15,032

Operating loss	(5,922)	(5,277)	(8,108)	(7,253)

Interest income (expense), net	(116)	22	(175)	40

Loss before income tax benefit	(6,038)	(5,255)	(8,283)	(7,213)

Income tax benefit	—	1,954	—	2,734

Net loss	$(6,038)	$(3,301)	$(8,283)	$(4,479)

Loss per share of common stock
Basic	$(1.32)	$(.73)	$(1.81)	$(1.00)
Diluted	$(1.32)	$(.73)	$(1.81)	$(1.00)

Shares used in computing loss per share
Basic	4,582	4,493	4,572	4,485
Diluted	4,582	4,493	4,572	4,485
See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	June 28,	December 31,
	2008	2007

Assets

Cash and cash equivalents	$1,300	$8,785
Accounts receivable	13,687	12,187
Refundable income taxes	3,664	4,325
Inventories	24,372	24,455
Assets held for sale	688	455
Prepaid expenses and other	838	1,266

Current assets	44,549	51,473

Property, plant and equipment, net	16,473	17,456
Other assets	554	805

Total assets	$61,576	$69,734

Liabilities and Stockholders’ Equity

Accounts payable	$5,600	$5,137
Accrued liabilities	5,369	6,047

Current liabilities	10,969	11,184

Deferred compensation	1,449	1,289
Other long-term liabilities	983	997

Total liabilities	13,401	13,470

Stockholders’ equity	48,175	56,264

Total liabilities and stockholders’ equity	$61,576	$69,734

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	Six Months Ended
	June 28,	June 30,
	2008	2007

Operating Activities
Net loss	$(8,283)	$(4,479)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization expense	811	966
Deferred income taxes	—	(384)
Non-cash asset impairment charges	210	1,100
Non-cash ESOP compensation expense	150	286
Non-cash stock compensation expense	44	175
Non-cash inventory write-downs	2,358	2,400
Provision for doubtful accounts	502	209
(Gain) loss on disposal of assets	4	(283)
Changes in operating assets and liabilities
Accounts receivable	(2,002)	1,674
Refundable income taxes	661	(2,276)
Inventories	(2,275)	143
Prepaid expenses and other	428	40
Current liabilities	(215)	(1,647)
Deferred compensation	160	(609)
Other long-term liabilities and assets	237	(391)

Cash used in operating activities	(7,210)	(3,076)

Investing Activities
Capital expenditures	(730)	(351)
Proceeds on disposal of assets	455	2,936

Cash provided by (used in) investing activities	(275)	2,585

Change in cash and cash equivalents	(7,485)	(491)

Cash and cash equivalents at beginning of the period	8,785	8,418

Cash and cash equivalents at end of the period	$1,300	$7,927

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
Six Months Ended June 28, 2008
Chromcraft Revington, Inc.
(In thousands, except share data)

			Capital in	Unearned				Total
	Common Stock		Excess of	ESOP	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Par Value	Shares	Earnings	Shares	Amount	Equity

Balance at January 1, 2008	7,949,763	$80	$18,121	$(16,032)	$75,099	(1,777,154)	$(21,004)	$56,264

ESOP compensation expense	—	—	(188)	338	—	—	—	150

Issuance of restricted stock awards	5,600	—	—	—	—	—	—	—

Amortization of unearned compensation of restricted stock awards	—	—	44	—	—	—	—	44

Net loss	—	—	—	—	(8,283)	—	—	(8,283)

Balance at June 28, 2008	7,955,363	$80	$17,977	$(15,694)	$66,816	(1,777,154)	$(21,004)	$48,175

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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 28, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
Note 2. Subsequent Events and Severance Agreement
Effective July 1, 2008, the Board of Directors of the Company appointed Mr. Ronald H. Butler as the new Chairman and Chief Executive Officer of the Company. Mr. Butler has been a director of the Company since 2004. He resigned his position as President and Chief Executive Officer of Pet Resorts, Inc., a privately held company, in order to accept the position with the Company. Mr. Butler previously served as an officer of other public companies, including Executive Vice President of Merchandising and Marketing of PetSMART, Inc.
On June 12, 2008, the Company and Mr. Benjamin M. Anderson-Ray, the former Chairman and Chief Executive Officer of the Company, entered into an agreement with respect to Mr. Anderson-Ray’s separation from employment and resignation as a director effective June 30, 2008 (the “Agreement”). In connection with the Agreement, Mr. Anderson-Ray will receive a severance payment equal to $780,000, with $195,000 payable on December 31, 2008 and the remaining balance to be paid in eighteen equal monthly installments of $32,500 beginning on January 31, 2009, subject to reduction or termination as set forth in the Agreement. In addition, the Agreement provides for the reimbursement of certain health related expenses as well as other costs of Mr. Anderson-Ray. In connection with this Agreement, the Company recorded a pre-tax charge of $863,000 in the three months ended June 30, 2008.
Under the Agreement, the Company also purchased from Mr. Anderson-Ray 42,000 shares of his common stock for $156,000 on July 1, 2008. The purchase price was determined based on the average of the high and low selling prices of the Company’s common stock for twenty business days during the month of June, 2008.

Note 3. Restructuring and Asset Impairment Charges
On March 25, 2008, the Board of Directors of the Company approved a restructuring plan to cease furniture manufacturing at the Company’s Delphi, IN location, effective May 30, 2008, and to outsource the products made at this facility to overseas suppliers. The Company plans to continue its Delphi distribution and warehouse operation and to sell the manufacturing-related equipment. The purposes of the restructuring are to improve the utilization of the global supply chain, to enhance competitiveness, to improve operating margins, to reduce fixed costs and to redeploy assets.
Restructuring charges include write-downs of manufacturing raw materials and in-process inventories at May 30, 2008 to net realizable value, one-time termination benefits and costs for exit and disposal activities. Asset impairment charges were recorded to reduce the carrying value of machinery and equipment to fair value. Fair value was determined based on information obtained from an equipment auction broker.
In connection with a restructuring program implemented in 2006, the Company recorded restructuring expenses and asset impairment charges during the three and six months ended June 30, 2007. In addition, the Company recorded a pretax gain of $283,000 in the first six months of 2007, primarily due to the disposition of assets held for sale as part of the 2006 restructuring program.
Restructuring charges recorded for the three and six months ended June 28, 2008 and June 30, 2007 were as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Restructuring charges:
Exit and disposal activities	$46	$42	$46	$329
One-time termination benefits	384	—	384	78
Inventory write-downs	(7)	—	513	—

Total restructuring costs	423	42	943	407
Asset impairment charges	—	1,052	210	1,045

	$423	$1,094	$1,153	$1,452

Statements of Operations classification:
Gross margin	$363	$1,059	$1,093	$1,237
Selling, general and administrative expenses	60	35	60	215

	$423	$1,094	$1,153	$1,452

The Company expects to incur at its Delphi, Indiana location, total restructuring costs of approximately $1,151,000 for the year ending December 31, 2008, as follows:

	(In thousands)
	Six Months	2008
	Ended	Remaining Six
	June 28, 2008	Months	Total
Exit and disposal activities	$46	$154	$200
One-time termination benefits	384	54	438
Inventory write-downs	513	—	513

	$943	$208	$1,151

Charges to expense, cash payments or asset write-downs for the six months ended June 28, 2008 and the restructuring liabilities at June 28, 2008 were as follows:

	(In thousands)
	Six Months Ended June 28, 2008
	Charges	Cash	Asset	June 28,
	to Expense	Payments	Write-downs	2008

Exit and disposal activities	$46	$(46)	$—	$—
One time termination benefits	384	(276)	—	108
Inventory write-downs	513	—	(513)	—
Asset impairment charges	210	—	(210)	—

	$1,153	$(322)	$(723)	$108

Charges to expense, cash payments or asset write-downs for the six months ended June 30, 2007 and the restructuring liabilities at June 30, 2007 were as follows:

	(In thousands)
		Six Months Ended June 30, 2007
	December 31,	Charges	Cash	Asset	June 30,
	2006	to Expense	Payments	Write-downs	2007

Exit and disposal activities	$29	$329	$(358)	$—	$—
One time termination benefits	260	78	(338)	—	—
Asset impairment charges	—	1,045	—	(1,045)	—

	$289	$1,452	$(696)	$(1,045)	$—

Note 4. Inventories
Inventories at June 28, 2008 and December 31, 2007 consisted of the following:

	(In thousands)
	June 28,	December 31,
	2008	2007
Raw materials	$6,056	$6,880
Work-in-process	2,011	2,987
Finished goods	19,846	18,129

	27,913	27,996
LIFO reserve	(3,541)	(3,541)

	$24,372	$24,455

Note 5. Assets Held for Sale
Assets held for sale at June 28, 2008 and December 31, 2007 consisted of the following:

	(In thousands)
	June 28,	December 31,
	2008	2007

Land and buildings	$—	$445
Machinery and equipment	688	10

	$688	$455

Note 6. Property, Plant and Equipment
Property, plant and equipment at June 28, 2008 and December 31, 2007 consisted of the following:

	(In thousands)
	June 28,	December 31,
	2008	2007

Land	$925	$925
Buildings and improvements	26,102	26,097
Machinery and equipment	28,306	38,982
Leashold improvements	669	656
Construction in progress	1,003	496

	57,005	67,156
Less accumulated depreciation and amortization	(40,532)	(49,700)

	$16,473	$17,456

Construction in progress consists primarily of expenditures for information system upgrades not placed in service at June 28, 2008.

Note 7. Accrued Liabilities
Accrued liabilities at June 28, 2008 and December 31, 2007 consisted of the following:

	(In thousands)
	June 28,	December 31,
	2008	2007

Employee-related benefits	$1,175	$1,283
Compensation related	281	1,276
Deferred compensation	712	710
Sales commissions	515	534
Other accrued liabilities	2,686	2,244

	$5,369	$6,047

Note 8. Employee Stock Ownership Plan
Chromcraft Revington sponsors a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees who have completed six months of service. Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP stock transaction. The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust’s repayment obligation under the loan to the ESOP from the Company. The shares of common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company’s loan to the ESOP Trust. As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of total debt service paid in the year. Chromcraft Revington accounts for its ESOP in accordance with AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. Accordingly, unearned ESOP shares are reported as a reduction of stockholders’ equity as reflected in the Consolidated Statement of Stockholders’ Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense, a non-cash charge, for the three and six months ended June 28, 2008 was $67,000 and $150,000, respectively, compared to $142,000 and $286,000, respectively, for the prior year periods.
ESOP shares at June 28, 2008 and December 31, 2007, respectively, consisted of the following:

	(In thousands)
	June 28,	December 31,
	2008	2007

Allocated shares	286	268
Unearned ESOP shares	1,569	1,603

Total ESOP shares	1,855	1,871

Unearned ESOP shares, at cost	$15,694	$16,032

Fair value of unearned ESOP shares	$5,195	$7,695

Note 9. Income Taxes
At December 31, 2007, the Company established a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carryforwards, and the ability to generate future taxable income. The Company expects to maintain a full valuation allowance on the entire net deferred tax assets in 2008, resulting in an effective tax rate of zero for the three and six months ended June 28, 2008.
Note 10. Earnings per Share of Common Stock
Due to the net loss in the three and six months ended June 28, 2008, and June 30, 2007, loss per share, basic and diluted, are the same, as the effect of potential common shares would be antidilutive.
Note 11. New Accounting Pronouncements
Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value, and FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which provides a single authoritative definition of fair value, a framework for measuring fair value, and requires additional disclosure about fair value measurements. Neither of these statements had an impact on results for the first half of 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet determined the impact that the implementation of SFAS No. 157 will have on our non-financial assets and liabilities, which are not recognized on a recurring basis; however, we do not anticipate it will significantly impact our consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Effective July 1, 2008, the Board of Directors of the Company appointed Mr. Ronald H. Butler as the new Chairman and Chief Executive Officer of the Company. Mr. Butler has been a director of the Company since 2004. He resigned his position as President and Chief Executive Officer of Pet Resorts, Inc., a privately held company, in order to accept the position with the Company. Mr. Butler previously served as an officer of other public companies, including Executive Vice President of Merchandising and Marketing of PetSMART, Inc.
On June 12, 2008, the Company and Mr. Benjamin M. Anderson-Ray, the former Chairman and Chief Executive Officer of the Company, entered into an agreement with respect to Mr. Anderson-Ray’s separation from employment and resignation as a director effective June 30, 2008 (the “Agreement”). In connection with the Agreement, Mr. Anderson-Ray will receive a severance payment equal to $780,000, with $195,000 payable on December 31, 2008 and the remaining balance to be paid in eighteen equal monthly installments of $32,500 beginning on January 31, 2009, subject to reduction or termination as set forth in the Agreement. In addition, the Agreement provides for the reimbursement of certain health related expenses as well as other costs of Mr. Anderson-Ray. In connection with this Agreement, the Company recorded a pre-tax charge of $863,000 in the three months ended June 30, 2008.

Under the Agreement, the Company also purchased from Mr. Anderson-Ray 42,000 shares of his common stock for $156,000 on July 1, 2008. The purchase price was determined based on the average of the high and low selling prices of the Company’s common stock for twenty business days during the month of June, 2008.
The furniture industry has rapidly shifted to a global supply chain and foreign manufacturers, primarily located in China and other Asian countries, have used substantially lower labor costs and somewhat lower material costs to achieve a competitive advantage over U.S. based manufacturers. The Company’s residential furniture business is being negatively impacted by the globalization of furniture manufacturing and a weak furniture retail environment.
The Company is adapting to these competitive market conditions by shifting its business toward use of the global supply chain and transitioning certain of its U.S. based manufacturing and assembly operations to distribution activities. As part of this transition, the Company has consolidated and shut down facilities, reduced employment levels and expanded its Asian sourcing and supply chain operations. The Company has centralized certain management functions to better support its new business model. The Company is also reviewing its overhead expense structure and product line offerings to reduce expenses and complexity in order to adapt to its current revenue base.
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
As previously announced, the Company ceased furniture manufacturing at its Delphi, Indiana location on May 30, 2008. The facility’s manufacturing equipment is expected to be sold at its carrying value in the third quarter of 2008 and the plant will be converted to a distribution and warehouse operation. In connection with this restructuring, the Company recorded pre-tax charges of $423,000 and $1,153,000 during the three and six months ended June 28, 2008, respectively. For the second quarter of 2008, the Company recorded termination benefits of $384,000 pre-tax and exit and disposal expenses of $46,000 pre-tax. In addition to the above charges, the Company recorded in the first six months of 2008 a $210,000 pre-tax asset impairment charge on the machinery and equipment to reflect fair value and a $513,000 pre-tax charge to write down certain raw and in-process inventories to net realizable value. The Company expects to incur total cash expenditures for one-time termination benefits and exit and disposal activities of approximately $638,000 pre-tax. These expenditures do not include cash proceeds from the sale of the machinery and equipment which are estimated at $688,000 pre-tax. Certain general and administrative costs associated with the wind down of the Delphi manufacturing operations will be recorded as incurred.

Results of Operations
The following table sets forth the Condensed Consolidated Statements of Operations of Chromcraft Revington for the three and six months ended June 28, 2008 and June 30, 2007 expressed as a percentage of sales.

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.0	93.0	87.8	88.3

Gross margin	8.0	7.0	12.2	11.7
Selling, general and administrative expenses	31.1	23.1	27.5	22.6

Operating loss	(23.1)	(16.1)	(15.3)	(10.9)
Interest income (expense), net	(0.5)	0.1	(0.3)	0.1

Loss before income tax benefit	(23.6)	(16.0)	(15.6)	(10.8)
Income tax benefit	—	5.9	—	4.1

Net loss	(23.6)%	(10.1)%	(15.6)%	(6.7)%

Consolidated sales for the three and six months ended June 28, 2008 of $25,605,000 and $53,068,000, respectively, represented a decrease of 21.9% and 20.3%, respectively, from the same periods last year. Residential furniture shipments in 2008 were lower in all categories primarily due to a weak retail environment, competitive pressures from imports and the impact of restructuring activities. As part of the Company’s transition to its new business model, sales in 2008 were negatively impacted by the discontinuation of certain domestic products before new outsourced replacements were available. In addition, the Company realigned its sales force which caused a decrease in sales due to customer relationship disruptions. Commercial furniture shipments were lower in 2008 compared to the prior year, due to lower shipments of public waiting area seating, primarily in airport lounge seating. Consolidated shipments of imported product represented 33% and 32%, respectively, of consolidated sales for the three and six months ended June 28, 2008. The consolidated sales decrease for 2008 was primarily due to lower unit volume.
Gross margin for the three and six months ended June 28, 2008 was $2,047,000 and $6,496,000, respectively, as compared to $2,289,000 and $7,779,000, respectively, for the prior year periods. Restructuring and asset impairment charges reduced gross margin by $363,000 and $1,093,000, respectively, for the three and six months ended June 28, 2008 and $1,059,000 and $1,237,000, respectively, for the same periods in 2007. The Company recorded non-cash pretax inventory write-downs, in addition to those classified as restructuring expenses in 2008, of $1,815,000 and $1,845,000, respectively, for the three and six months ended June 28, 2008, as compared to $2,016,000 and $2,400,000, respectively, in the prior year periods. These inventory write-downs were recorded to reflect anticipated net realizable value on disposition. Overall, gross margin in 2008 was negatively impacted by the lower sales volume.
Selling, general and administrative expenses as a percentage of sales were 31.1% and 27.5%, respectively, for the three and six months ended June 28, 2008, compared to 23.1% and 22.6%, respectively, for the same periods last year. The higher percentage in 2008 was primarily due to fixed selling and administrative costs spread over a lower sales volume. Selling, general and administrative expenses of $7,969,000 for the three months ended June 28, 2008 were higher as compared to the prior year period of $7,566,000 primarily due to an increase in severance and bad debt expenses, which was partially offset by lower selling related expenses.

Net interest expense for the three and six months ended June 28, 2008 was $116,000 and $175,000, as compared to net interest income of $22,000 and $40,000, respectively, in the prior year periods. Net interest expense for 2008 was primarily due a decrease in available funds for investment and a lower investment return.
At December 31, 2007, the Company recorded a full valuation allowance against the entire net deferred income tax asset balances. The Company expects to maintain a full valuation allowance on the entire net deferred tax assets at December 31, 2008, resulting in an effective tax rate of zero for the three and six months ended June 28, 2008.
Liquidity and Capital Resources
Operating activities of the Company used $7,210,000 of cash for the six months ended June 28, 2008 as compared to $3,076,000 of cash used in the prior year period. The lower cash flow from operating activities in 2008 was primarily due to a higher cash operating loss and an increase in working capital (excluding cash) as compared to the prior year period. Refundable income taxes of $3,664,000 at June 28, 2008 are expected to be received in the fourth quarter of 2008.
Investing activities used cash of $275,000 for the six months ended June 28, 2008 as compared to $2,585,000 of cash generated in the prior year period. Investing activities include cash received from the sale of assets from restructuring activities of $455,000 in the first six months of 2008 as compared to $2,936,000 in the prior year period. The Company used cash of $730,000 for capital expenditures during the six month period of 2008, as compared to $351,000 spent in the prior year period. Capital expenditures in 2008 were primarily used for information system upgrades. In 2008, the Company expects to spend approximately $3,000,000 for capital expenditures.
At June 28, 2008, the Company had cash and cash equivalents of $1,300,000 and approximately $17,100,000 in availability under a revolving loan facility with a bank (“Bank Facility”). The Bank Facility contains one restrictive financial covenant, which is applicable when availability under the Bank Facility is below $5,000,000. The Bank Facility expires in 2012 and there were no borrowings outstanding at June 28, 2008. The Company expects to be borrowing under the Bank Facility at the end of the third quarter of 2008 to support operating activities.
The Company’s primary sources of liquidity are cash on hand, tax refund receivables and availability under the Bank Facility. Management believes that these cash resources are adequate to meet its short term liquidity requirements in 2008. The Company will need to generate cash flow from operations in future periods in order to meet its long term liquidity needs. In the absence of adequate cash flow from operations in the future, the Company may need to restrict capital or other expenditures, sell assets, or seek additional business funding.
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
Among such risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions, including the weak retail environment; import and domestic competition in the furniture industry; ability of the Company to execute its business strategies, implement its new business model and successfully complete its business transition; supply disruptions with products manufactured in China; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new home and existing home sales; financial viability of the Company’s customers and their ability to continue or increase product orders; other factors that generally affect business; and certain risks as set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
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
There have been no significant changes in Chromcraft Revington’s internal control over financial reporting that occurred during the second quarter of 2008 that may have materially affected, or are reasonably likely to materially affect, Chromcraft Revington’s internal control over financial reporting.

PART II.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The Company did not purchase any equity securities during the second quarter of 2008.
The following table represents information with respect to shares of Chromcraft Revington common stock repurchased by the Company during the three months ended June 28, 2008.
Purchases of Equity Securities by the Issuer

			Total number	Maximum number
			of shares	(or approximate
			purchased as	dollar value) of
	Total	Average	part of publicly	shares that may yet
	number	price	announced	be purchased
	of shares	paid	plans or	under the plans or
Period	purchased	per share	programs	programs (1)

March 30, 2008 to April 26, 2008	—	—	—	702,098

April 27, 2008 to May 24, 2008	—	—	—	702,098

May 25, 2008 to June 28, 2008	—	—	—	702,098

Total	—	—	—

(1)	The Company has maintained a share repurchase program since 1997.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	Chromcraft Revington held its annual meeting of stockholders on May 8, 2008.
(b) and (c)
All directors nominated were elected to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. Set forth below are the votes cast for each director.

	Votes
Directors	For	Withheld

Benjamin M. Anderson-Ray*	5,017,453	67,984
Ronald H. Butler	5,018,002	67,435
John R. Hesse	5,018,002	67,435
David L. Kolb	5,019,299	66,138
Larry P. Kunz	5,018,645	66,792
Theodore L. Mullett	4,818,645	266,792
Craig R. Stokely	4,957,435	128,002
John D. Swift	5,019,942	65,495

*	Mr. Anderson-Ray resigned as a member of the Board of Directors effective June 30, 2008.

Item 6. Exhibits
3.1
Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

3.2	By-laws of the Registrant, as amended, filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2007, is incorporated herein by reference.

10.93	Mutual Separation and Release Agreement, dated June 12, 2008, between the Registrant and Benjamin Anderson-Ray (filed herewith).

10.94	Employment Agreement, dated July 1, 2008, between the Registrant and Ronald H. Butler (filed herewith).

31.1	Certification of Chief Executive Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chromcraft Revington, Inc.
(Registrant)
Date: August 11, 2008	By:	/s/ Frank T. Kane
Frank T. Kane
Executive Vice President (Duly Authorized Officer and Principal Accounting and Finance Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.93	Mutual Separation and Release Agreement, dated June 12, 2008, between the Registrant and Benjamin Anderson-Ray (filed herewith).

10.94	Employment Agreement, dated July 1, 2008, between the Registrant and Ronald H. Butler (filed herewith).

31.1	Certification of Chief Executive Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).