Form 10-Q
period 2008-09-27
CHROMCRAFT REVINGTON INC
filed 2008-11-10
CIK 884130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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
Common Stock, $.01 par value – 6,126,209 as of October 31, 2008

PART I.
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (unaudited)
Chromcraft Revington, Inc.
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Sales	$23,071	$28,412	$76,139	$95,028

Cost of sales	26,683	24,661	73,255	83,498

Gross margin (expense)	(3,612)	3,751	2,884	11,530

Selling, general and administrative expenses	6,225	7,128	20,829	22,160

Operating loss	(9,837)	(3,377)	(17,945)	(10,630)

Interest income (expense), net	(128)	10	(303)	50

Loss before income tax benefit (expense)	(9,965)	(3,367)	(18,248)	(10,580)

Income tax benefit (expense)	(202)	1,286	(202)	4,020

Net loss	$(10,167)	$(2,081)	$(18,450)	$(6,560)

Loss per share of common stock
Basic	$(2.23)	$(.46)	$(4.04)	$(1.46)
Diluted	$(2.23)	$(.46)	$(4.04)	$(1.46)

Shares used in computing loss per share
Basic	4,561	4,510	4,568	4,493
Diluted	4,561	4,510	4,568	4,493
See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	September 27,	December 31,
	2008	2007

Assets

Cash and cash equivalents	$—	$8,785
Accounts receivable	12,876	12,187
Refundable income taxes	3,462	4,325
Inventories	24,059	24,455
Assets held for sale	—	455
Prepaid expenses and other	1,005	1,266

Current assets	41,402	51,473

Property, plant and equipment, net	12,288	17,456
Other assets	614	805

Total assets	$54,304	$69,734

Liabilities and Stockholders’ Equity

Accounts payable	$5,395	$5,137
Accrued liabilities	6,269	6,047

Current liabilities	11,664	11,184

Bank debt	2,818	—
Deferred compensation	955	1,289
Other long-term liabilities	982	997

Total liabilities	16,419	13,470

Stockholders’ equity	37,885	56,264

Total liabilities and stockholders’ equity	$54,304	$69,734

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	Nine Months Ended
	September 27,	September 29,
	2008	2007

Operating Activities
Net loss	$(18,450)	$(6,560)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization expense	1,175	1,407
Deferred income taxes	202	451
(Gain) loss on disposal of assets	8	(341)
Non-cash ESOP compensation expense	221	425
Non-cash stock compensation expense	28	237
Provision for doubtful accounts	641	245
Non-cash inventory write-downs	4,880	3,113
Non-cash asset impairment charges	4,610	1,100
Changes in operating assets and liabilities
Accounts receivable	(1,330)	3,456
Refundable income taxes	661	(4,323)
Inventories	(4,484)	(1,468)
Prepaid expenses and other	261	(7)
Accounts payable and accrued liabilities	480	(1,374)
Long-term deferred compensation	(334)	(621)
Other long-term liabilities and assets	176	(326)

Cash used in operating activities	(11,255)	(4,586)

Investing Activities
Capital expenditures	(1,290)	(538)
Proceeds on disposal of assets	1,120	4,489

Cash provided by (used in) investing activities	(170)	3,951

Financing Activities
Net borrowing under a bank revolving credit line	2,818	—
Stock repurchase from related party	(156)	—
Purchase of common stock by ESOP trust	(22)	(36)

Cash provided by (used in) financing activities	2,640	(36)

Change in cash and cash equivalents	(8,785)	(671)

Cash and cash equivalents at beginning of the period	8,785	8,418

Cash and cash equivalents at end of the period	$—	$7,747

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
Chromcraft Revington, Inc.
Nine Months Ended September 27, 2008
(In thousands, except share data)

			Capital in	Unearned				Total
	Common Stock		Excess of	ESOP	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Par Value	Shares	Earnings	Shares	Amount	Equity

Balance at January 1, 2008	7,949,763	$80	$18,121	$(16,032)	$75,099	(1,777,154)	$(21,004)	$56,264

ESOP compensation expense	—	—	(307)	506	—	—	—	199

Issuance of restricted stock awards	5,600	—	—	—	—	—	—	—

Cancellation of restricted stock awards	(10,000)	—	—	—	—	—	—	—

Purchase of treasury stock	—	—	—	—	—	(42,000)	(156)	(156)

Amortization of unearned compensation of restricted stock awards	—	—	28	—	—	—	—	28

Net loss	—	—	—	—	(18,450)	—	—	(18,450)

Balance at September 27, 2008	7,945,363	$80	$17,842	$(15,526)	$56,649	(1,819,154)	$(21,160)	$37,885

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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 27, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
Note 2. Management Reorganization, Severance and Subsequent Event
Effective July 1, 2008, the Board of Directors of the Company appointed Mr. Ronald H. Butler as the new Chairman and Chief Executive Officer of the Company, replacing Mr. Benjamin M. Anderson-Ray. Mr. Butler has been a director of the Company since 2004. He resigned his position as President and Chief Executive Officer of Pet Resorts, Inc., a privately held company, in order to accept the position with the Company. Mr. Butler previously served as an officer of other public companies, including Executive Vice President of Merchandising and Marketing of PetSMART, Inc.
Effective August 8, 2008, the Company provided notice to Dennis C. Valkanoff that his employment was terminated. Mr. Valkanoff had served as Senior Vice President of the Company in charge of residential furniture sales since December, 2006. Effective September 29, 2008, the Company provided notice to Richard J. Garrity that his employment was terminated. Mr. Garrity had served as Senior Vice President of Supply Chain since April, 2007. Effective September 29, 2008, Brenda J. Dillon’s employment was terminated by the Company. Ms. Dillon had served as Vice President of Marketing and was in charge of product development activities at the Company. Ms. Dillon joined the Company in May, 2007. As part of the management reorganization, various salaried positions were eliminated. E. Michael Hanna who recently rejoined the Company as Senior Vice President of Sales for residential furniture, assumed responsibility for residential furniture marketing and product development activities. William Massengill was promoted to Vice President of Operations and is now responsible for operations and supply chain activities for the Company. Mr. Massengill reports to Frank T. Kane, Executive Vice President of the Company. Mr. Kane was appointed Executive Vice President of the Company on July 1, 2008 and continues to serve as Chief Financial Officer, having served in that capacity since 1992. Messrs. Hanna and Massengill previously held executive management positions at subsidiary operations of the Company.

On June 12, 2008, the Company and Mr. Anderson-Ray entered into an agreement with respect to his separation from employment and resignation as a director effective June 30, 2008 (the “Agreement”). In connection with this Agreement, the Company recorded a pre-tax charge of $863,000 in the three months ended June 30, 2008 for severance and certain other benefit related expenses.
Effective September 2, 2008, Mr. Anderson-Ray accepted employment with another company. Under the resulting offset provisions of the Agreement, the Company’s severance obligations to Mr. Anderson-Ray have been reduced to a severance payment equal to $322,000, with $112,000 payable on December 31, 2008 and the remaining balance to be paid in eighteen equal monthly installments of approximately $12,000 beginning on January 31, 2009. In addition, other severance related benefits were reduced under offset provisions of the Agreement. As a result, the Company recorded a pre-tax reduction to expense of approximately $489,000 in the three months ended September 27, 2008.
The employment terminations of Messrs. Valkanoff and Garrity require that the Company pay severance equal to their regular monthly base salary for a period of fifteen months, subject to reduction or termination as set forth in their employment agreements. In connection with these employment terminations, the Company recorded a pre-tax charge of $649,000 for severance expense and other related benefits in the three months ended September 27, 2008.
Ms. Dillon will receive severance equal to her regular monthly base salary and other related benefits for a period of six months. The Company will record a pre-tax charge for severance and related expenses of $99,000 in the fourth quarter of 2008.
Note 3. Restructuring and Asset Impairment Charges
Beginning in 2006, the Company, in response to competitive business conditions in the residential furniture market, began reducing its furniture manufacturing operations and shifting the products manufactured at these facilities to the global supply chain, primarily located in China. As a result, the Company has incurred restructuring and asset impairment charges for plant shutdowns and consolidation, exit and disposal activities, termination benefits and inventory write-downs since 2006. At the same time, the Company centralized sales, marketing, supply chain management and added new senior management and supporting salaried personnel and overhead expenses.
In 2008, the Company reorganized its management by replacing its CEO and senior managers in sales, marketing, operations and supply chain, and eliminated various salaried positions. Severance related costs in connection with the management reorganization are included in restructuring expenses as one-time termination benefits. Certain termination benefit expenses recorded in the second quarter of 2008 have been classified as restructuring expenses for the nine months ended September 27, 2008.
The Company closed its Delphi, Indiana furniture manufacturing operations on May 30, 2008 and converted this site to a warehouse and distribution facility. Restructuring activities and related charges for the Delphi site were substantially completed in the third quarter of 2008.

On September 26, 2008, the Board of Directors of the Company approved the closure of the Company’s Lincolnton, North Carolina furniture manufacturing operation by November 29, 2008 and the Lincolnton warehousing and distribution operations in the first half of 2009. The Company plans to sell its buildings and equipment in Lincolnton and lay off approximately 185 employees at this site. Warehousing and distribution operations at Lincolnton will be consolidated into existing distribution centers. Occasional and dining room furniture manufactured at the Delphi and Lincolnton facilities are being outsourced.
Restructuring charges include write-downs of raw materials and in-process inventories related to plant closures to net realizable value, one-time termination benefits and costs for exit and disposal activities. Asset impairment charges were recorded to reduce the carrying value of building, machinery and equipment to fair value. Estimates of fair value were based on information obtained from real estate and equipment brokers.
Restructuring charges recorded for the three and nine months ended September 27, 2008 and September 29, 2007 were as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Restructuring charges:
Exit and disposal activities	$35	$14	$81	$343
One-time termination benefits	295	—	1,542	78
Inventory write-downs	1,901	—	2,414	—

Total restructuring costs	2,231	14	4,037	421

Asset impairment charges	4,400	(67)	4,610	978

	$6,631	$(53)	$8,647	$1,399

Statements of Operations classification:
Gross margin	$5,926	$(66)	$7,019	$1,171
Selling, general and administrative expenses	705	13	1,628	228

	$6,631	$(53)	$8,647	$1,399

The Company expects to incur total restructuring costs of approximately $5,070,000 as follows:

	(In thousands)
		Forecast
	Nine Months	Three Months	Twelve Months
	Ended	Ending	Ending
	September 27,	December 31,	December 31,
	2008	2008	2009	Total
Exit and disposal activities	$81	$85	$225	$391
One-time termination benefits	1,542	545	178	2,265
Inventory write-downs	2,414	—	—	2,414

	$4,037	$630	$403	$5,070

Charges to expense, cash payments or asset write-downs for the nine months ended September 27, 2008 and the restructuring liabilities at September 27, 2008 were as follows:

	(In thousands)
	Nine Months Ended September 27, 2008
	Charges	Cash	Asset	September 27,
	to Expense	Payments	Write-downs	2008

Exit and disposal activities	$81	$(81)	$—	$—
One time termination benefits	1,542	(539)	—	1,003
Inventory write-downs	2,414	—	(2,414)	—
Asset impairment charges	4,610	—	(4,610)	—

	$8,647	$(620)	$(7,024)	$1,003

Charges to expense, cash payments or asset write-downs for the nine months ended September 29, 2007 and the restructuring liabilities at September 29, 2007 were as follows:

	(In thousands)
		Nine Months Ended September 29, 2007
	December 31,	Charges	Cash	Asset	September 29,
	2006	to Expense	Payments	Write-downs	2007

Exit and disposal activities	$29	$343	$(372)	$—	$—
One time termination benefits	260	78	(338)	—	—
Asset impairment charges	—	978	—	(978)	—

	$289	$1,399	$(710)	$(978)	$—

Note 4. Inventories
Inventories at September 27, 2008 and December 31, 2007 consisted of the following:

	(In thousands)
	September 27,	December 31,
	2008	2007
Raw materials	$4,464	$6,880
Work-in-process	2,580	2,987
Finished goods	20,556	18,129

	27,600	27,996
LIFO reserve	(3,541)	(3,541)

	$24,059	$24,455

Note 5. Assets Held for Sale
Assets held for sale at September 27, 2008 and December 31, 2007 consisted of the following:

	(In thousands)
	September 27,	December 31,
	2008	2007

Land and buildings	$—	$445
Machinery and equipment	—	10

	$—	$455

Note 6. Property, Plant and Equipment
Property, plant and equipment at September 27, 2008 and December 31, 2007 consisted of the following:

	(In thousands)
	September 27,	December 31,
	2008	2007

Land	$624	$925
Buildings and improvements	21,131	26,097
Machinery and equipment	22,877	38,982
Leasehold improvements	696	656
Construction in progress	909	496

	46,237	67,156
Less accumulated depreciation and amortization	(33,949)	(49,700)

	$12,288	$17,456

For the first nine months of 2008, the Company, in connection with its restructuring activities, recorded various asset impairment charges to reduce the carrying value of its property, plant and equipment to fair value.

Note 7. Accrued Liabilities
Accrued liabilities at September 27, 2008 and December 31, 2007 consisted of the following:

	(In thousands)
	September 27,	December 31,
	2008	2007

Employee-related benefits	$875	$1,283
Compensation related	422	1,276
Deferred compensation and severance	1,111	710
Other accrued liabilities	3,861	2,778

	$6,269	$6,047

Note 8. Bank Debt
The Company has a revolving loan facility with a bank (“Bank Facility”) which allows it to borrow up to $30,000,000 based on eligible accounts receivable and inventory. Effective September 1, 2008, the Company reduced its line of credit under the Bank Facility from $35,000,000 to $30,000,000 to reflect its expected future utilization. The interest rate under the Bank Facility is determined at the time of borrowing based, at the Company’s option, on either the bank’s prime rate or the London Interbank Offered Rate (LIBOR). A commitment fee of .25% per annum is payable on the unused portion of the line for each calendar month during which the average amount of the principal balance of the revolver loans plus letter of credit obligations equals or exceeds $10,000,000 and ..30% for any other calendar month. The interest rate on borrowings outstanding at September 27, 2008 was approximately 5.0%.
The Bank Facility contains one restrictive financial covenant, which is applicable when availability under the Bank Facility is below $5,000,000. At September 27, 2008, the Company had approximately $14,231,000 in unused availability under the Bank Facility. The Bank Facility expires in 2012.
The outstanding balance of the Bank Facility at September 27, 2008 was $2,818,000. The Company had no bank borrowings outstanding at December 31, 2007.
Note 9. Employee Benefits
Employee Stock Ownership Plan
Chromcraft Revington sponsors a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees who have completed six months of service. Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP stock transaction. The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust’s repayment obligation under the loan to the ESOP from the Company. The shares of common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company’s loan to the ESOP Trust. As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of total debt service paid in the year. Chromcraft Revington accounts for its ESOP in accordance with AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. Accordingly, unearned ESOP shares are reported as a reduction of stockholders’ equity as reflected in the Consolidated Statement of Stockholders’ Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense, a non-cash charge, for the three and nine months ended September 27, 2008 was $49,000 and $199,000, respectively, compared to $139,000 and $425,000, respectively, for the prior year periods.

ESOP shares at September 27, 2008 and December 31, 2007, respectively, consisted of the following:

	(In thousands)
	September 27,	December 31,
	2008	2007

Allocated shares	310	268
Unearned ESOP shares	1,553	1,603
Total ESOP shares	1,863	1,871
Unearned ESOP shares, at cost	$15,526	$16,032
Fair value of unearned ESOP shares	$2,655	$7,695
Supplemental Executive Retirement Plan
The Company maintains a supplemental retirement plan for the benefit of Frank T. Kane, Executive Vice President. Mr. Kane is 100% vested in this Plan. Effective July 1, 2008, the Plan was amended to pay in a single lump sum his actuarially equivalent retirement benefit of $206,000 on January 2, 2009.
Note 10. Income Taxes
At December 31, 2007, the Company established a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating results, the likelihood of the utilization of net operating loss (NOL) tax carryforwards, and the ability to generate future taxable income. The Company expects to maintain a full valuation allowance on the entire net deferred tax assets in 2008, resulting in an effective tax rate of approximately zero for the three and nine months ended September 27, 2008.
In the third quarter of 2008, the Company filed its federal income tax return and determined that the refundable portion of its 2007 tax loss should be reduced by $202,000 and characterized as an NOL tax carryforward. As a result, the Company recorded income tax expense of $202,000 in the three months ended September 27, 2008 to increase its valuation allowance on deferred income tax assets.
Note 11. Earnings per Share of Common Stock
Due to the net loss in the three and nine months ended September 27, 2008, and September 29, 2007, loss per share, basic and diluted, are the same, as the effect of potential common shares would be antidilutive.

Note 12. Stockholders’ Equity and Related Party Transaction
Restricted Stock Awards
During the three months ended September 27, 2008, the Company cancelled awards to employees of 10,000 restricted shares awarded in 2007 and 2006 in connection with their employment termination. Compensation expense for restricted stock awards was reduced by $22,000 in the third quarter of 2008 due to these forfeitures.
2007 Executive Incentive Plan
Ronald H. Butler, Chairman and Chief Executive Officer of the Company, under his employment agreement, is eligible to receive a stock based compensation award opportunity of 240,000 shares of restricted stock under the Company’s 2007 Executive Incentive Plan for the three-year performance period ending December 31, 2010. The performance measures, goals or targets for the award have not yet been established by the Board of Directors or a committee thereof and no shares have been granted.
Related Party Transaction
Under a separation agreement with Benjamin Anderson-Ray, former Chairman and Chief Executive Officer, the Company purchased from Mr. Anderson-Ray 42,000 shares of his common stock for $156,000 on July 1, 2008. The purchase price was determined based on the average of the high and low selling prices of the Company’s common stock for 20 business days during the month of June 2008.
Note 13. Recently Issued Accounting Standards
Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value, and FASB Statement No. 157, Fair Value Measurements (“FAS 157”), which provides a single authoritative definition of fair value, a framework for measuring fair value, and requires additional disclosure about fair value measurements. Neither of these statements had an impact on results for the first nine months of 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of FAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet determined the impact that the implementation of FAS 157 will have on our non-financial assets and liabilities, which are not recognized on a recurring basis; however, we do not anticipate it will significantly impact our consolidated financial statements.
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

In May 2008, FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”), which is effective 60 days following the Securities and Exchange Commission’s (“SEC’s”) approval of the Public Company Accounting Oversight Board (“PCAOB”) Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. Prior to the issuance of FAS 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Although the Company has not completed its analysis of FAS 162, it is not expected to have a material impact.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The furniture industry has rapidly shifted to a global supply chain and foreign manufacturers have used substantially lower labor costs and somewhat lower material costs to achieve a competitive advantage over U.S. based manufacturers. The Company’s residential furniture business is being negatively impacted by the globalization of furniture manufacturing, a weak furniture retail environment and general poor economic conditions.
Beginning in 2006, the Company, in response to competitive business conditions in the residential furniture market, began reducing its furniture manufacturing operations and shifting the products manufactured at these facilities to overseas suppliers, primarily located in China. As a result, the Company has incurred restructuring and asset impairment charges for plant shutdowns and consolidation, exit and disposal activities, termination benefits and inventory write-downs since 2006. At the same time, the Company centralized sales, marketing, supply chain management and added new senior management and supporting salaried personnel and overhead expenses.
In 2008, the Company reorganized its management by replacing its CEO and senior managers in sales, marketing, operations and supply chain, and eliminated various salaried positions. Severance related costs in connection with the management reorganization are included in restructuring expenses as one-time termination benefits. Certain termination benefit expenses recorded in the second quarter of 2008 have been classified as restructuring expenses for the nine months ended September 27, 2008.
As previously reported, the Company closed its Delphi, Indiana furniture manufacturing operations on May 30, 2008 and converted this site to a warehouse and distribution facility. Restructuring activities and related charges for the Delphi site were substantially completed in the third quarter of 2008.
On September 26, 2008, the Board of Directors of the Company approved the closure of the Company’s Lincolnton, North Carolina furniture manufacturing operation by November 29, 2008 and the Lincolnton warehousing and distribution operations in the first half of 2009. The Company plans to sell its buildings and equipment in Lincolnton and lay off approximately 185 employees at this site. Warehousing and distribution operations at Lincolnton will be consolidated into existing distribution centers. Occasional and dining room furniture manufactured at the Delphi and Lincolnton facilities are being outsourced to suppliers.

The Company expects to incur total asset impairment and restructuring expenses of $9,680,000 for the restructuring activities implemented in 2008. A portion of these charges and expenses, resulting in cash expenditures of approximately $2,650,000, do not include expected cash proceeds from restructuring asset sales of approximately $3,965,000. Additional transition costs, reduced revenue, increased operating expenses, restructuring charges and asset impairments may occur as the Company continues its transition.
After completing these restructuring activities, the Company will be manufacturing and distributing dining room and commercial furniture from its Senatobia, Mississippi facility; warehousing and distributing occasional and bedroom furniture from its Delphi, Indiana facility; operating a product quality and sourcing office in Dongguan, China; and performing administrative and finance functions at its corporate headquarters office in West Lafayette, Indiana.
Due to competitive market conditions, the transition of its business to the global supply chain, and other factors, the Company has reported operating losses and lower sales for the last several years. The Company has several sources of cash to complete its business transition and to fund its future operating activities.
•	At September 27, 2008, the Company has unused borrowing capacity of approximately $14,231,000 under its Bank Facility.

•	The Company expects to receive asset sale proceeds of approximately $3,300,000 in 2009 from the sale of its Lincolnton, North Carolina buildings, machinery and equipment.

•	At September 27, 2008, the Company has refundable income taxes of $3,462,000, primarily from net operating loss (NOL) carrybacks, which are expected to be received in the fourth quarter of 2008.

•	The Company plans to sell excess inventories and generate cash of approximately $3,000,000 in 2009.

•	The Company has recently implemented spending controls and overhead expense reductions in personnel.

•	Future capital spending for information technology upgrades will be delayed to 2010.
The Company believes that these cash resources will be adequate to meet its short term liquidity requirements. The Company will need to generate cash flow from operations in future periods in order to meet its long term liquidity needs. In the absence of adequate cash flow from operations in the future, the Company may need to restrict expenditures, sell assets, or seek additional business funding.

Results of Operations
The following table sets forth the Condensed Consolidated Statements of Operations of Chromcraft Revington for the three and nine months ended September 27, 2008 and September 29, 2007 expressed as a percentage of sales.

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	115.7	86.8	96.2	87.9

Gross margin (expense)	(15.7)	13.2	3.8	12.1
Selling, general and administrative expenses	27.0	25.1	27.4	23.3

Operating loss	(42.7)	(11.9)	(23.6)	(11.2)
Interest income (expense), net	(0.5)	—	(0.4)	0.1

Loss before income tax benefit (expense)	(43.2)	(11.9)	(24.0)	(11.1)
Income tax benefit (expense)	(0.9)	4.6	(0.2)	4.2

Net loss	(44.1)%	(7.3)%	(24.2)%	(6.9)%

Consolidated sales for the three and nine months ended September 27, 2008 of $23,071,000 and $76,139,000, respectively, represented a decrease of 18.8% and 19.9%, respectively, from the same periods last year. Consolidated shipments of imported finished furniture represented 44% and 36%, respectively, of consolidated sales for the three and nine months ended September 27, 2008. The consolidated sales decrease for 2008 was primarily due to lower unit volume.
Residential furniture shipments in 2008 as compared to the prior period were lower in all product categories primarily due to a weak economic environment, competitive pressures from imports, restructuring activities, and recent unsuccessful product introductions. In addition, the Company realigned its sales force in 2007 which caused a decrease in sales due to customer relationship disruptions. Commercial furniture shipments were higher in the three months ended September 27, 2008 as compared to the same period last year, primarily due to an increase in shipments of seating products.
Gross margin (expense) for the three and nine months ended was $(3,612,000) and $2,884,000, respectively, as compared to $3,751,000 and $11,530,000, respectively, for the prior year periods. Restructuring and asset impairment charges reduced (increased) gross margin by $5,926,000 and $7,019,000, respectively, for the three and nine months ended September 27, 2008 and $(66,000) and $1,171,000, respectively, for the same periods in 2007. The Company recorded non-cash pretax inventory write-downs, in addition to those classified as restructuring expenses in 2008, of $621,000 and $2,466,000, respectively, for the three and nine months ended September 27, 2008, as compared to $713,000 and $3,113,000, respectively, in the prior year periods. These inventory write-downs were recorded to reflect anticipated net realizable value on disposition. In addition to the asset impairment, restructuring and inventory write-down charges, gross margin in 2008 was negatively impacted by the lower sales volume and competitive pressures from the globalization of the residential furniture market.
Selling, general and administrative expenses as a percentage of sales were 27.0% and 27.4%, respectively, for the three and nine months ended September 27, 2008, compared to 25.1% and 23.3%, respectively, for the same periods last year. The higher percentage in 2008 was primarily due to fixed selling and administrative costs spread over a lower sales volume. Selling, general and administrative expenses of $6,225,000 for the three months ended September 27, 2008 were lower as compared to the prior year period of $7,128,000 primarily due to a decrease in compensation and selling related expenses.

Net interest expense for the three and nine months ended September 27, 2008 was $128,000 and $303,000, respectively, as compared to net interest income of $10,000 and $50,000, respectively, in the prior year periods. The Company had net interest expense for 2008 primarily due to a decrease in interest income from a reduction in investments of excess cash and borrowings under the Company’s bank revolving loan facility, which began in the third quarter of 2008.
At December 31, 2007, the Company established a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating results, the likelihood of the utilization of NOL tax carryforwards, and the ability to generate future taxable income. The Company expects to maintain a full valuation allowance on the entire net deferred tax assets in 2008.
In the third quarter of 2008, the Company filed its federal income tax return and determined that the refundable portion of its 2007 tax loss should be reduced by $202,000 and characterized as an NOL tax carryforward. As a result, the Company recorded income tax expense of $202,000 in the three months ended September 27, 2008 to increase its valuation allowance on deferred income tax assets.
Liquidity and Capital Resources
Operating activities of the Company used $11,255,000 of cash for the nine months ended September 27, 2008 as compared to $4,586,000 of cash used in the prior year period. The lower cash flow from operating activities in 2008 was primarily due to a higher cash operating loss and an increase in inventories as compared to the prior year period. The Company expects to generate cash by selling excess inventories of approximately $3,000,000 in 2009 and collecting its refundable income taxes of $3,462,000 at September 27, 2008 in the fourth quarter of 2008.
Investing activities used cash of $170,000 the first nine months of 2008 as compared to $3,951,000 of cash generated in the prior year period. Investing activities include cash received from the sale of assets from restructuring activities of $1,120,000 in the first nine months of 2008 as compared to $4,489,000 in the prior year period. The Company used cash of $1,290,000 for capital expenditures during the nine month period of 2008, as compared to $538,000 spent in the prior year period. Capital expenditures in 2008 were primarily used for information technology upgrades. In 2008, the Company expects to spend approximately $1,500,000 for capital expenditures.
Financing activities provided cash from borrowings under the Company’s bank revolving loan facility of $2,818,000 for the nine months ended September 27, 2008. In addition, cash of $156,000 was used to purchase Company common stock from the former Chairman and CEO in the third quarter of 2008.
At September 27, 2008, the Company had borrowings outstanding of $2,818,000 and approximately $14,231,000 in availability under its Bank Facility, which expires in 2012. Effective September 1, 2008, the Company reduced its line of credit under the Bank Facility from $35,000,000 to $30,000,000 to reflect its expected future utilization. Availability under the Bank Facility is based on eligible accounts receivable and inventory. The Bank Facility contains one restrictive financial covenant, which is applicable when unused availability under the Bank Facility is below $5,000,000.

The Company has several sources of cash to complete its business transition and to fund its future operating activities.
•	At September 27, 2008, the Company has unused borrowing capacity of approximately $14,231,000 under its Bank Facility.

•	The Company expects to receive asset sale proceeds of approximately $3,300,000 in 2009 from the sale of its Lincolnton, North Carolina buildings, machinery and equipment.

•	At September 27, 2008, the Company has refundable income taxes of $3,462,000, primarily from net operating loss (NOL) carrybacks, which are expected to be received in the fourth quarter of 2008.

•	The Company plans to sell excess inventories and generate cash of approximately $3,000,000 in 2009.

•	The Company has recently implemented spending controls and overhead expense reductions in personnel.

•	Future capital spending for information technology upgrades will be delayed to 2010.
The Company believes that these cash resources will be adequate to meet its short term liquidity requirements. The Company will need to generate cash flow from operations in future periods in order to meet its long term liquidity needs. In the absence of adequate cash flow from operations in the future, the Company may need to restrict expenditures, sell assets, or seek additional business funding.
Recently Issued Accounting Standards
Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value, and FASB Statement No. 157, Fair Value Measurements (“FAS 157”), which provides a single authoritative definition of fair value, a framework for measuring fair value, and requires additional disclosure about fair value measurements. Neither of these statements had an impact on results for the first nine months of 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of FAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet determined the impact that the implementation of FAS 157 will have on our non-financial assets and liabilities, which are not recognized on a recurring basis; however, we do not anticipate it will significantly impact our consolidated financial statements.
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

In May 2008, FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”), which is effective 60 days following the Securities and Exchange Commission’s (“SEC’s”) approval of the Public Company Accounting Oversight Board (“PCAOB”) Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. Prior to the issuance of FAS 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Although the Company has not completed its analysis of FAS 162, it is not expected to have a material impact.
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
Among such risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions, including the weak retail environment; current difficult general economic conditions; import and domestic competition in the furniture industry; ability of the Company to execute its business strategies, implement its new business model and successfully complete its business transition; supply disruptions with products manufactured in China; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new and existing home sales; financial viability of the Company’s customers and their ability to continue or increase product orders; other factors that generally affect business; and certain risks as set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
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
There have been no significant changes in Chromcraft Revington’s internal control over financial reporting that occurred during the third quarter of 2008 that may have materially affected, or are reasonably likely to materially affect, Chromcraft Revington’s internal control over financial reporting.
PART II.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	The following table represents information with respect to shares of Chromcraft Revington common stock repurchased by the Company during the three months ended September 27, 2008.
Purchases of Equity Securities by the Issuer

			Total number of	Maximum number (or
	Total	Average	shares purchased	approximate dollar value)
	number	price	as part of publicly	of shares that may yet
	of shares	paid	announced	be purchased under
Period	purchased	per share	plans or programs	the plans or programs (1)

June 29, 2008 to July 26, 2008	42,000	$3.72	42,000	660,098

July 27, 2008 to August 23, 2008	—	—	—	660,098

August 24, 2008 to September 27, 2008	—	—	—	660,098

Total	42,000	$3.72	42,000

(1)	The Company has maintained a share repurchase program since 1997.
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

Chromcraft Revington, Inc.
(Registrant)

Date: November 10, 2008	By:	/s/ Frank T. Kane
Frank T. Kane
Executive Vice President (Duly Authorized Officer and Principal Accounting and Finance Officer)