Form 10-K
period 2008-12-31
CHROMCRAFT REVINGTON INC
filed 2009-04-17
CIK 884130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(765) 807-2640
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Name of each
Title of each class	exchange on which registered

Common Stock, $.01 par value	NYSE Amex
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2009 there were 6,126,209 shares of the registrant’s common stock ($.01 par value) outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $15.0 million (based upon the closing price of the registrant’s common stock, as reported by the NYSE Amex (formerly the American Stock Exchange).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the annual meeting of stockholders to be held May 21, 2009 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
General
Chromcraft Revington, Inc., incorporated in 1992, is engaged in the design, import, manufacture and marketing of residential and commercial furniture (“Chromcraft Revington” or the “Company”). Chromcraft Revington is headquartered in West Lafayette, IN with furniture manufacturing, warehousing and distribution operations in Senatobia, MS and warehouse and distribution operations in Delphi, IN and Lincolnton, NC.
The furniture industry has rapidly shifted to a global supply chain and foreign manufacturers have used substantially lower labor costs and somewhat lower material costs to achieve a competitive advantage over U.S. based manufacturers. The Company’s residential furniture business is being negatively impacted by low-cost competition overseas, a weak retail furniture market reflecting the effects of the current economic recession, and restructuring activities. The Company’s commercial furniture business has recently been impacted by the industry-wide reduced spending on contract and institutional projects as a result of the economic recession.
Beginning in 2006, the Company, in response to competitive business conditions in the residential furniture market, began reducing its furniture manufacturing operations and shifting the products manufactured at these domestic facilities to overseas suppliers, primarily located in China. As a result, the Company has incurred asset impairment and restructuring charges for plant shutdowns and consolidation, exit and disposal activities, termination benefits and inventory write-downs since 2006. At the same time, the Company centralized sales, marketing, product development, and supply chain management and added new senior management and supporting salaried personnel and overhead expenses.
In 2008, the Company incurred asset impairment and restructuring charges of $8,977,000 in connection with the shutdown of two furniture manufacturing operations, the consolidation of warehousing and distribution operations, and a management reorganization. The Company reorganized its management in 2008 by replacing its CEO and senior managers in sales, marketing, product development, operations and supply chain, and eliminated various salaried positions. Severance related costs in connection with the management reorganization are included in restructuring expenses as one-time termination benefits.
The Company expects to incur total asset impairment and restructuring expenses of $9,534,000 for the restructuring activities implemented in 2008, of which $557,000 is expected in 2009. A portion of these charges and expenses, resulting in total expected cash expenditures of approximately $2,615,000, do not include cash proceeds of $4,121,000 of cash received in 2008 from asset sales arising from the restructuring and approximately $484,000 of cash that was received in the first quarter of 2009.
Additional transition costs, reduced revenue, restructuring charges and asset impairments may occur as the Company continues its transition. Continued outsourcing of domestically made products and development of an optimized distribution and logistics capability will result in additional transition costs in 2009 and beyond. The Company is also subject to market, competitive and other risks as more fully described in this Item 1 under the caption “Certain Risks”. The Company believes that the shift in its business model will provide a more competitive business model of import and U.S. customization capabilities. In addition, the new business model is expected to have a more variable cost structure, which the Company anticipates will provide greater flexibility in competing in the furniture industry.

After completing the 2008 restructuring activities, the Company will be manufacturing and distributing dining room and commercial furniture from its Senatobia, Mississippi facility; warehousing and distributing occasional furniture from its Delphi, Indiana facility; operating a product quality and sourcing office in Dongguan, China; and performing administrative and finance functions at its corporate headquarters office in West Lafayette, Indiana.
Certain Risks
There are various risks that are currently affecting the Company’s business and its ability to return to profitability, including, among others, the following:
•	The current recessionary business conditions and their impact on the retail environment resulting in a continued decrease in the Company’s sales volume and/or operating margins;
•	Competition from a number of foreign and domestic manufacturers that are larger and have greater resources than the Company;
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
•
The Company will need to generate cash flow from operations in future periods in order to meet its long term liquidity needs. In the absence of adequate cash flow from operations in the future, the Company may need to further restrict expenditures, sell assets or seek additional business funding;

•
The Company’s ability to be in compliance with the provisions of the loan agreement relating to its revolving bank credit facility. While the Company expects to comply with the loan agreement, in the event that the Company is in default under the loan agreement, the bank could declare all obligations then outstanding to be immediately due, terminate the credit facility extended to the Company and take certain other actions as a secured party, which could adversely affect our liquidity and our business.

Among the provisions that the bank may consider in determining if the Company is in default under the loan agreement is whether any change in the Company’s condition could reasonably be expected to have a material adverse effect on the business, operations, condition (financial or otherwise) or prospects of the Company or the value of any material collateral, or whether any event or circumstance impairs the ability of the Company to repay any obligations owed under its credit facility. In addition, certain covenants and restrictions, including a fixed charge coverage ratio as defined in the loan agreement, will become effective if availability under the credit facility is less than $5,000,000. The Company did not comply with the fixed charge coverage ratio at December 31, 2008; however, the Company’s availability under its credit facility exceeded $5,000,000 at December 31, 2008 and, accordingly, the covenant regarding this ratio did not apply at year-end;

•	The successful implementation of the Company’s transformed business model and the realization of the intended benefits from the new model;
•	The impact of additional asset impairments and inventory write-downs as the Company transitions to its new business model;
•	The Company’s ability to increase sales by adding new customers, or increase market share, and to sell the right mix of products;
•	The Company’s ability to develop new products with high customer acceptance levels;
•	The loss of customers, whether due to customers purchasing products of one of the Company’s competitors or customers going out of business; and
•	The ability of the Company’s customers to source products directly from foreign manufacturers instead of buying these products from us.
Products
The Company markets its residential furniture products under the ChromcraftTM, Peters-RevingtonTM and CochraneTM brand names. The ChromcraftTM brand is also used in the commercial furniture markets. Brands are primarily used to focus on specific market niches.
Occasional Furniture
The Company’s Peters-RevingtonTM brand supplies occasional furniture from entry to mid price points primarily to independent and regional furniture retailers. Occasional furniture includes coffee tables, end tables and sofa tables. Occasional furniture collections may also include coordinating furniture items such as entertainment storage cabinets, library and modular wall units and other accent pieces. Occasional furniture is constructed using a wide assortment of materials including solid hardwoods, veneers, printed fiberboard, metals, glass, natural stone, leathers and other materials.
The Peters-RevingtonTM brand is uniquely focused on the occasional furniture category and offers a broad assortment of furniture. The brand has various collections with extensive item selection incorporating common designs and styling elements. Occasional furniture is sourced globally to provide a variety of products. The brand provides products based on a wide range of consumer lifestyle-based needs from traditional American and European styles to more contemporary urban fusion designs. Imported occasional tables generally require some assembly by a retailer or consumer. Also, certain imported furniture is sold to retailers by direct container delivered to the retailer from an overseas supplier.
Dining Room Furniture
The Company manufactures, sources and markets dining furniture for use in dining rooms, great rooms, kitchens and hearth rooms. Dining furniture includes a broad line of tables, armed and side chairs, buffets and china cabinets in a wide range of designs.

The Chromcraft brand offers metal, wood and mixed media casual dining furniture. The product line consists primarily of dining tables and stationary or tilt-swivel chairs. Certain casual dining sets have matching barstools and china cabinets. Chairs are upholstered in a variety of fabrics and vinyls, while tables are manufactured from metal, wood, glass, faux marble and other materials and come in a variety of shapes. Most casual dining furniture is custom-ordered by the retailer or end consumer. Chromcraft’s casual dining furniture is offered in a wide range of designs from contemporary to traditional styling and is sold at mid price points.
The Company also provides custom-design wood casual dining room furniture under the Cochrane brand name. Under this program, consumers can personalize their dining tables, chairs and china cabinets by selecting from a kiosk unit various wood finishes and styling, chair fabrics, hardware, accent finishes and table sizes and shapes. Custom-design dining room furniture is sold at mid-to-higher price points.
Other Residential Furniture
The Company expects to supplement its existing product lines with additional furniture categories using its global sourcing model.
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
Sales and Distribution
The Company uses independent representatives to sell its residential and commercial offerings to its customers.
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
The Company has more than 2,500 active customer accounts. Major customers include Nebraska Furniture Mart, Jordan’s, American, Rooms To Go, and Aaron’s. No material amount of Chromcraft Revington’s sales is dependent upon a single customer. Sales outside the U.S. represent less than one percent of total sales.

Competition
The furniture industry is highly fragmented. The Company encounters intense domestic and foreign import competition in the sale of all its products. The Company encounters competition from a number of foreign and domestic manufacturers that are larger than the Company and have greater resources than the Company. In recent years, manufacturers in China and other Asian countries, which benefit from lower labor costs, have significantly increased shipments into the U.S. Many of the Company’s competitors produce a number of products which are not competitive with the Company’s products. In many cases, such companies do not disclose the portion of their sales attributable to products similar to those manufactured by the Company. It is, therefore, impractical to state with any certainty the Company’s relative position in a particular product line. Competition in the Company’s products is in the form of the quality of its products, service and selling prices.
Manufacturing and Global Sourcing
The Company has a metal and wood furniture manufacturing facility that fabricates, machines, finishes and assembles commercial and casual dining furniture. With the closure of the Lincolnton distribution facility in the second quarter of 2009, the Company will have two facilities distributing furniture in the U.S.
The Company uses agents and Company personnel to purchase furniture from suppliers primarily located in China. Suppliers are selected by their ability to provide high quality products on a timely basis and at competitive prices. Agents and Company personnel perform quality control inspections at supplier locations. The Company maintains a purchasing and quality control inspection office in China.
The Company believes that there are an adequate number of suppliers to source furniture overseas. Imported furniture is purchased in U.S. dollars and, as a result, Chromcraft Revington is not subject to foreign currency exchange risk.
Raw Materials
The major raw materials used in manufacturing are steel, plastics, wood, glass, chair mechanisms, fiberboard, finishing materials, hardware, cartons and fabric and foam for upholstered furniture. Chromcraft Revington believes that supplies of raw materials are available in sufficient quantities from an adequate number of suppliers. No significant shortages of raw materials were experienced during 2008.
Inventory and Seasonal Requirements
The Company maintains finished goods inventories for occasional and dining room furniture in order to respond quickly to customer delivery needs. Most custom-designed casual dining room and commercial furniture is made to customer specifications and, therefore, is not carried in stock. A limited number of commercial furniture items are maintained for quick delivery programs.
Over the last several years, the Company has increased its overseas purchases of furniture parts and finished furniture. As a result, the Company has increased its finished goods inventory levels for certain product lines in order to accommodate the longer delivery times and, in some cases, to obtain quantity price discounts.
Sales have historically not been subject to material seasonal fluctuations.

Change in Accounting Method
In 2008, the Company changed its method of accounting for inventory from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. Prior to the change in accounting method, the percentage of inventory accounted for under the LIFO method represented approximately 60% of total inventories at December 31, 2007.
The Company’s management believes the new method of accounting for inventory is preferable because the FIFO method better reflects the current value of inventories on the Consolidated Balance Sheet; provides better matching of revenue and expense under the Company’s business model; and provides uniformity across the Company’s operations with respect to the method of inventory accounting for both financial reporting and income tax purposes.
In accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, all prior periods presented have been retrospectively adjusted to apply the new method of accounting. The cumulative effect of the change in accounting principle on periods prior to those presented has been reflected as an adjustment to the opening balance of retained earnings as of January 1, 2007.
For a summary of the effect of the retrospective adjustments resulting from the change in accounting principle for inventory costs for the years ended December 31, 2008 and 2007, see Note 1. Change in Accounting Method to the Notes to Consolidated Financial Statements, included in Item 8.
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
Associates
The Company employs a total of approximately 320 people. None of the associates are represented by a collective bargaining agreement.

Additional Information
Chromcraft Revington files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Stockholders may inspect and copy these materials at the Public Reference Room maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the site is http://www.sec.gov. Copies of the Company’s annual, quarterly and current reports are available to stockholders without charge upon written request to: Corporate Secretary, Chromcraft Revington, Inc., 1330 Win Hentschel Blvd., Suite 250, West Lafayette, IN 47906.
Item 2. Properties
The following table summarizes the Company’s principal facilities as of December 31, 2008:

Location	Square Feet	Operations	Product	Own/Lease
West Lafayette, IN	7,000	Headquarters		Lease

Delphi, IN	519,000	Warehousing/Distribution	Occasional	Own

Lincolnton, NC (1)	527,000	Warehousing/Distribution	Dining room	Lease

Senatobia, MS	560,000	Manufacturing/Distribution	Dining room/ commercial	Own

High Point, NC, Las Vegas, NV and Chicago, IL	53,000	Showrooms		Lease

Dongguan, China	2,000	Product quality/sourcing		Lease

(1)	The Company expects to close the Lincolnton facility in the second quarter of 2009.
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
Chromcraft Revington’s common stock is traded on the NYSE Amex (formerly the American Stock Exchange) under the ticker symbol “CRC”. The following table sets forth the high and low prices of the common stock, as reported by the NYSE Amex, for the periods indicated:

	2008		2007
	High	Low	High	Low
First quarter	$5.54	$4.38	$9.95	$8.03
Second quarter	4.65	3.15	9.64	7.35
Third quarter	3.74	1.71	7.60	4.67
Fourth quarter	1.70	0.32	5.43	4.25
As of March 31, 2009, there were approximately 247 security holders of record of Chromcraft Revington’s common stock. The Company has never paid any cash dividends on its outstanding common stock. In addition, Chromcraft Revington’s bank credit agreement restricts the payment of cash dividends, and the Company does not intend to pay cash dividends in the foreseeable future. On March 31, 2009, the closing price of Chromcraft Revington’s common stock was $0.32 as reported by the NYSE Amex.
Equity Compensation Plan Information
The following table provides certain information as of December 31, 2008 with respect to the Company’s equity compensation plans under which equity securities of the Company are authorized for issuance.

	Number of securities	Weighted average
	to be issued upon	exercise price of	Number of
	exercise of outstanding	outstanding options,	securities
Plan Category	options, warrants and rights	warrants and rights	remaining (1)
Equity compensation plans approved by security holders (2)	390,800	$11.67	680,392

Equity compensation plans not approved by security holders (3)	—	—	—

Total	390,800	$11.67	680,392

(1)	Available for future issuance under equity compensation plans (excluding securities reflected in the first column).

(2)	Includes the Chromcraft Revington, Inc. 2007 Executive Incentive Plan and the Directors’ Stock Plan of Chromcraft Revington, Inc.

(3)	The Company has no equity compensation plan that has not been authorized by its stockholders.

Purchases of Equity Securities by the Issuer
The following table represents information with respect to shares of Chromcraft Revington common stock repurchased by the Company during the three months ended December 31, 2008.

			Total number of	Maximum number (or
			shares purchased	approximate dollar
	Total number	Average	as part of publicly	value) of shares that may
	of shares	price paid	announced	yet be purchased under
Period	purchased	per share	plans or programs	the plans or programs (1)
September 28, 2008 to October 25, 2008	—	—	—	660,098

October 26, 2008 to November 22, 2008	—	—	—	660,098

November 23, 2008 to December 31, 2008	—	—	—	660,098

	—	$—	—

(1)	The Company has maintained a share repurchase program since 1997.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The furniture industry has rapidly shifted to a global supply chain and foreign manufacturers have used substantially lower labor costs and somewhat lower material costs to achieve a competitive advantage over U.S. based manufacturers. The Company’s residential furniture business is being negatively impacted by low-cost competition overseas, a weak retail furniture market reflecting the effects of the current economic recession, and restructuring activities. The Company’s commercial furniture business has recently been impacted by the industry-wide reduced spending on contract and institutional projects as a result of the economic recession.
Beginning in 2006, the Company, in response to competitive business conditions in the residential furniture market, began reducing its furniture manufacturing operations and shifting the products manufactured at these domestic facilities to overseas suppliers, primarily located in China. As a result, the Company has incurred asset impairment and restructuring charges for plant shutdowns and consolidation, exit and disposal activities, termination benefits and inventory write-downs since 2006. At the same time, the Company centralized sales, marketing, product development, and supply chain management and added new senior management and supporting salaried personnel and overhead expenses.
In 2008, the Company incurred asset impairment and restructuring charges of $8,977,000 in connection with the shutdown of two furniture manufacturing operations, the consolidation of warehousing and distribution operations and a management reorganization. The Company reorganized its management in 2008 by replacing its CEO and senior managers in sales, marketing, product development, operations and supply chain, and eliminated various salaried positions. Severance related costs in connection with the management reorganization are included in restructuring expenses as one-time termination benefits.

The Company expects to incur total asset impairment and restructuring expenses of $9,534,000 for the restructuring activities implemented in 2008, of which $557,000 is expected in 2009. A portion of these charges and expenses, resulting in total expected cash expenditures of approximately $2,615,000, do not include cash proceeds of $4,121,000 received in 2008 from asset sales arising from the restructuring and approximately $484,000 of cash that was received in the first quarter of 2009.
Additional transition costs, reduced revenue, restructuring charges and asset impairments may occur as the Company continues its transition. Continued outsourcing of domestically made products and development of an optimized distribution and logistics capability will result in additional transition costs in 2009 and beyond. The Company is also subject to market, competitive and other risks as more fully described in Part I, Item 1 under the caption “Certain Risks,” which is incorporated herein by reference. The Company believes that the shift in its business model will provide a more competitive business model of import and U.S. customization capabilities. Also, the new business model is expected to have a more variable cost structure, which the Company anticipates will provide greater flexibility in competing in the furniture industry.
After completing the 2008 restructuring activities, the Company will be manufacturing and distributing dining room and commercial furniture from its Senatobia, Mississippi facility; warehousing and distributing occasional furniture from its Delphi, Indiana facility; operating a product quality and sourcing office in Dongguan, China; and performing administrative and finance functions at its corporate headquarters office in West Lafayette, Indiana.
Due to competitive market conditions, the transition of its business model, unsuccessful product introductions, a weak retail environment reflecting the effects of the current economic recession, and other factors, the Company has reported operating losses and lower sales for the last several years. For 2008, the Company used cash of $7,906,000 for operating, investing and financing activities as compared to $367,000 of cash generated in 2007. Net cash used in 2008 has a number of one-time cash items including asset sales, tax refunds, severance and other restructuring costs and may not be representative of future cash flow.
The Company has several sources of cash to complete its business model transition and fund its short term operating activities.
•	At December 31, 2008 the Company had cash of $879,000.
•	Under a revolving bank credit facility, the Company had no borrowings and unused borrowing capacity of approximately $15,000,000 at December 31, 2008.
•	The Company has implemented spending controls and overhead expense reductions in personnel.
•	The Company plans to reduce excess inventory levels to generate cash in 2009.
•	Future capital spending for information technology upgrades will be delayed to 2010.

The Company believes that these cash resources will be adequate to meet its short term liquidity requirements. The Company will need to generate cash flow from operations in future periods in order to meet its long term liquidity needs. In the absence of adequate cash flow from operations in the future, the Company may need to further restrict expenditures, sell assets, or seek additional business funding.
Additional information about the Company’s revolving bank credit facility is set forth below under the caption Liquidity and Capital Resources of the Management Discussion and Analysis of Financial Condition and Results of Operations.
Looking forward, at the end of the first quarter of 2009 the Company had no borrowings under its revolving bank credit facility and its cash position improved to approximately $5,000,000. Cash flow was generated primarily from a reduction in working capital assets due, in part, to the disposition of slow moving and unprofitable products.
Results of Operations
The table below sets forth the results of operations of Chromcraft Revington for the years ended December 31, 2008 and 2007 expressed as a percentage of sales:

		Adjusted(1)
	2008	2007
Sales	100.0%	100.0%
Cost of sales	99.5	87.9

Gross margin	0.5	12.1
Selling, general and administrative expense	26.6	24.5

Operating loss	(26.1)	(12.4)
Interest expense, net	(0.4)	—

Loss before income tax benefit (expense)	(26.5)	(12.4)
Income tax benefit (expense)	(0.2)	1.6

Net loss	(26.7)%	(10.8)%

(1)	Certain prior year amounts have been adjusted to reflect the change in method of accounting for inventory from last-in, first-out (“LIFO”) to first-in, first-out (“FIFO”).
2008 Compared to 2007
Consolidated sales in 2008 were $99,014,000, a 19.7% decrease from sales of $123,373,000 in 2007. Sales in 2008 were lower than the prior year primarily due to a decrease in residential furniture shipments. Sales of residential furniture in 2008 were lower in all product categories primarily due to a weak retail environment reflecting the effects of the economic recession, competitive pressures from imports, unsuccessful product introductions, the transition of the Company’s business model and the impact of restructuring activities. In addition, the Company realigned its sales force in 2007 which caused a decrease in sales due to customer disruptions. Commercial furniture shipments were slightly lower in 2008 as compared to the prior year primarily due to lower shipments of public area seating products. Consolidated shipments of imported finished furniture represented 38% and 26% of consolidated sales for the year ended December 31, 2008 and 2007, respectively. The consolidated sales decrease for 2008 was primarily due to lower unit volume.

Gross margin in 2008 was $547,000 as compared to $14,919,000 in 2007. Asset impairment and restructuring charges reduced gross margin by $7,004,000 in 2008 as compared to $1,403,000 in 2007. The Company recorded non-cash pretax inventory write-downs, in addition to those classified as restructuring expenses in 2008, of $5,383,000 in 2008 as compared to $5,369,000 in 2007. Inventory write-downs were recorded to reflect anticipated net realizable value on disposition. The inventory write-downs were primarily due to the disposition of slow moving and unprofitable items and excess inventory levels. In addition to the higher asset impairment and restructuring charge, gross margin was lower in 2008 as compared to 2007 due to the lower sales volume, competitive pressures from the globalization of the residential furniture market, and manufacturing inefficiencies and unabsorbed fixed overhead during plant shutdowns.
Selling, general and administrative expenses were $26,399,000 or 26.6% as a percentage of sales as compared to $30,255,000 or 24.5% of sales in 2007. The higher cost percentage in 2008 was primarily due to fixed selling and administrative costs spread over a lower sales volume. The decrease of $3,856,000 in selling, general and administrative expenses was primarily due to lower compensation and selling related expenses.
Net interest expense for 2008 was $401,000 as compared to $48,000 in 2007. Net interest expense for 2008 was higher than the prior year primarily due to borrowings under the Company’s bank revolving loan facility, which began in the third quarter of 2008.
At December 31, 2008 and 2007, the Company established a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carryforwards, and the ability to generate future taxable income.
In 2008, the Company filed its 2007 federal income tax return and determined that the refundable portion of its 2007 tax loss should be reduced by $202,000 and characterized as an NOL carryforward. As a result, the Company recorded income tax expense of $202,000 in 2008 to increase its valuation allowance on deferred income taxes.
The income tax benefit of $1,999,000 for 2007 includes a benefit of $1,369,000 to reflect the tax effect of the Company’s change in its method of accounting for inventory from LIFO to FIFO, as described in Note 1. Change in Accounting Method to the Notes to Consolidated Financial Statements.
Liquidity and Capital Resources
Operating activities of the Company used $10,392,000 of cash in 2008 as compared to $3,049,000 of cash used in 2007. The decrease in cash flow from operating activities in 2008 was primarily due to the higher cash operating loss and an increase in net working capital assets, partially offset by the collection of refundable income taxes. Inventories increased $1,608,000 in 2008 as compared to an increase of $1,275,000 in 2007 primarily due to an increase in imported furniture. Accounts payable decreased at the end of 2008 primarily due to reduced inventory purchases at the end of 2008. The Company expects to generate operating cash in 2009 by reducing its excess inventory level at December 31, 2008.

Investing activities generated cash of $2,664,000 for 2008 as compared to $3,456,000 of cash generated in 2007. Investing activities include cash received from the sale of assets from restructuring activities of $4,121,000 during 2008 as compared to $4,493,000 in 2007. The proceeds from the sales of assets in 2008 included the sale of two buildings and idled machinery and equipment. The Company used cash of $1,457,000 for capital expenditures during 2008, as compared to $1,037,000 spent in the prior year. In 2009, the Company expects to spend approximately $400,000 for capital expenditures.
Financing activities used $178,000 of cash in 2008, primarily to purchase Company common stock from the former Chairman and CEO. At December 31, 2008, the Company had cash and cash equivalents of $879,000 and approximately $15,000,000 in availability under a revolving credit facility with a bank (“Bank Facility”). Interest rates under the Bank Facility are determined at the time of borrowing based, at the Company’s option, on either the bank’s prime rate or the London Interbank Offered Rate (LIBOR). The Bank Facility contains one restrictive financial covenant, which is applicable when availability under the Bank Facility is below $5,000,000. The Bank Facility is secured by substantially all of the assets of Chromcraft Revington. The Bank Facility expires in 2012 and there were no borrowings outstanding at December 31, 2008.
The Company’s ability to borrow under the Bank Facility is dependent upon a borrowing base calculation consisting of our eligible accounts receivable and inventory, as well as our compliance with the terms of the loan agreement. While the Company expects to comply with the loan agreement, in the event that the Company is in default under the loan agreement, the bank could declare all obligations then outstanding to be immediately due, terminate the Bank Facility extended to the Company and take certain other actions as a secured party, which could adversely affect our liquidity and our business. Among the provisions of the loan agreement that the bank may consider in determining if the Company is in default under the loan agreement is whether any change in the Company’s condition could reasonably be expected to have a material adverse effect on the business, operations, condition (financial or otherwise) or prospects of the Company or the value of any material collateral, or whether any event or circumstance impairs the ability of the Company to repay any obligations owed under the Bank Facility. If a default occurs, the Company could attempt to obtain a waiver from the bank, but there is no assurance that the bank would grant such a waiver.
In addition, certain covenants and restrictions, including a fixed charge coverage ratio as defined in the loan agreement, will become effective if availability under the Bank Facility is less than $5,000,000. The Company did not comply with the fixed charge coverage ratio at December 31, 2008; however, the Company’s availability under the Bank Facility exceeded $5,000,000 at December 31, 2008 and, accordingly, the covenant regarding this ratio did not apply at year-end. The Company expects to have availability under the Bank Facility in excess of $5,000,000 during 2009.
For 2008, the Company used cash of $7,906,000 for operating, investing and financing activities as compared to $367,000 of cash generated in 2007. Net cash used in 2008 has a number of one-time cash items including asset sales, tax refunds, severance and other restructuring costs and may not be representative of future cash flow.
The Company has several sources of cash to complete its business model transition and fund its short term operating activities.
•	At December 31, 2008 the Company had cash of $879,000.
•	Under a Bank Facility, the Company had no borrowings and unused borrowing capacity of approximately $15,000,000 at December 31, 2008.
•	The Company has implemented spending controls and overhead expense reductions in personnel.
•	The Company plans to reduce excess inventory levels to generate cash in 2009.
•	Future capital spending for information technology upgrades will be delayed to 2010.

The Company believes that these cash resources will be adequate to meet its short term liquidity requirements. The Company will need to generate cash flow from operations in future periods in order to meet its long term liquidity needs. In the absence of adequate cash flow from operations in the future, the Company may need to further restrict expenditures, sell assets, or seek additional business funding.
Looking forward, at the end of the first quarter of 2009 the Company had no borrowings under its Bank Facility and its cash position improved to approximately $5,000,000. Cash flow was generated primarily from a reduction in working capital assets due, in part, to the disposition of slow moving and unprofitable products.
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
Inventories
Inventories are valued at the lower of cost or market using the first-in, first-out (“FIFO”) method. The Company evaluates its inventories for excess or slow moving items based on sales order activity and expected market changes. If circumstances indicate the cost of inventories exceeds their recoverable value, inventories are reduced to net realizable value.
The Company changed its method of accounting from the last-in, first-out (“LIFO”) method to the FIFO method in 2008. The Company’s management believes the new method of accounting for inventory is preferable because the FIFO method better reflects the current value of inventories on the Consolidated Balance Sheet; provides better matching of revenue and expense under the Company’s business model; and provides uniformity across our operations with respect to the method of inventory accounting for both financial reporting and income tax purposes.

The change in accounting method from LIFO to FIFO was completed in accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. The Company applied this change in accounting principle by retrospectively restating the financial statements of all prior periods presented. The change is further described in Note 1. Change in Accounting Method to the Notes to Consolidated Financial Statements, included in Item 8.
As a result of the accounting change discussed above, the discussions included in Item 7. reflect the Company’s results adjusted for the accounting change.
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
Recently Issued Accounting Standards
Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value, and FASB Statement No. 157, Fair Value Measurements (“FAS 157”), which provides a single authoritative definition of fair value, a framework for measuring fair value, and requires additional disclosure about fair value measurements. Neither of these statements had an impact on results for the year ended December 31, 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of FAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet determined the impact that the implementation of FAS 157 will have on our non-financial assets and liabilities, which are not recognized on a recurring basis; however, we do not anticipate it will significantly impact our consolidated financial statements.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“FAS 141R”), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier adoption is prohibited. FAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Although the Company has not completed its analysis of FAS 141R, any impact will be limited to business combinations occurring on or after January 1, 2009.
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

Among such risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions, including the weak retail environment; current difficult general economic conditions; import and domestic competition in the furniture industry; ability of the Company to execute its business strategies, implement its new business model and successfully complete its business transition; supply disruptions with products manufactured in China; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new and existing home sales; financial viability of the Company’s customers and their ability to continue or increase product orders; loss of key management employees; other factors that generally affect business; and the risks identified in Item 1. of this Form 10-K under the caption “Certain Risks.”
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
Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this evaluation, management used the criteria set forth in Internal Control over Financial Reporting — Guidance for Smaller Public Companies drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this evaluation, management concluded that, as of December 31, 2008, the Company did not maintain effective internal control over financial reporting. Management identified a material weakness in the Company’s internal control over financial reporting as it did not properly design a control to ensure that the costing and valuation of the inventories at one location were materially correct. The Company designed a control relating to the costing process and subsequently revalued this location’s inventories prior to the issuance of the Company’s 2008 financial statements.
A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.
Attestation Report of Independent Registered Public Accounting Firm
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
Other than the control changes discussed above, there have been no significant changes in Chromcraft Revington’s internal control over financial reporting which occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, Chromcraft Revington’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Code of Ethics
The Company has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, principal financial and accounting officer and any person performing similar functions) and employees. A copy of the Code of Ethics is available without charge upon written request to: Corporate Secretary, Chromcraft Revington, Inc., 1330 Win Hentschel Blvd., Suite 250, West Lafayette, IN 47906.
Audit Committee Financial Expert
The Company’s board of directors has determined that each member of its Audit Committee is an “audit committee financial expert,” as defined under Item 407(d) of Regulation S-K of the Securities Exchange Act of 1934. The members of the Company’s Audit Committee are John R. Hesse, Theodore L. Mullett, and John D. Swift, and each is independent under the requirements of the NYSE Amex (successor to the American Stock Exchange).
In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 10 is not set forth herein because Chromcraft Revington intends to file with the SEC a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2008 fiscal year, which Proxy Statement will contain such information. The information required by Item 10, not presented above, is incorporated herein by reference to such Proxy Statement.
Items 11 through 14.
In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is not set forth herein because Chromcraft Revington intends to file with the SEC a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2008 fiscal year, which Proxy Statement will contain such information. The above information required by Items 11, 12, 13, and 14 is incorporated herein by reference to such Proxy Statement.

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

(3.2)	By-laws of the Registrant, as amended, filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on April 7, 2009, is incorporated herein by reference.

(10.19)
Term Loan and Security Agreement, dated March 15, 2002, by and between the Registrant and First Bankers Trust Services, Inc. (as successor trustee), not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust, filed as Exhibit 10.19 to Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2002 (Commission File No. 0-19894), is incorporated herein by reference.

(10.2)
Third Amendment to the Chromcraft Revington Employee Stock Ownership Trust, effective December 31, 2005, by and between the Registrant and First Bankers Trust Services, Inc., filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

(10.21)
Loan and Security Agreement, dated June 22, 2007, between the Registrant and Bank of America, N.A., filed as Exhibit 10.21 to Form 10-Q for the quarter ended June 30, 2007, is incorporated herein by reference.

(10.22)	First Amendment to Loan and Security Agreement, dated January 15, 2009, between the Registrant and Bank of America, N.A. (filed herewith).

(10.3)
Chromcraft Revington Employee Stock Ownership Trust, effective January 1, 2002, by and between the Registrant and First Bankers Trust Services, Inc. (as successor trustee), filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2001 (Commission File No. 0-19894), is incorporated herein by reference.

(10.31)
First Amendment to the Chromcraft Revington Employee Stock Ownership Trust, effective January 1, 2002, by and between the Registrant and First Bankers Trust Services, Inc. (as successor trustee), filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2001(Commission File No. 0-19894), is incorporated herein by reference.

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

Executive Compensation Plans and Arrangements

(10.4)
Chromcraft Revington, Inc. 1992 Stock Option Plan, as amended and restated effective March 15, 2002, filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2001 (Commission File No. 0-19894), is incorporated herein by reference.

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

(10.9)
Employment Agreement, dated March 15, 2002, between the Registrant and Frank T. Kane (retired January 15, 2009), filed as Exhibit 10.9 to Form 10-K for the year ended December 31, 2001 (Commission File No. 0-19894), is incorporated herein by reference.

(10.91)
Employment Agreement, dated June 22, 2005, between the Registrant and Benjamin M. Anderson-Ray (former employee), filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 28, 2005, is incorporated herein by reference.

(10.92)
Mutual Separation and Release Agreement, dated June 12, 2008, between the Registrant and Benjamin M. Anderson-Ray, filed as Exhibit 10.93 to Form 10-Q, as filed with the Securities and Exchange Commission on August 12, 2008, is incorporated herein by reference.

(10.93)
Employment Agreement, dated July 1, 2008, between the Registrant and Ronald H. Butler, filed as Exhibit 10.94 to Form 10-Q, as filed with the Securities and Exchange Commission on August 12, 2008, is incorporated herein by reference.

(10.94)
Employment Agreement, dated November 15, 2006, between the Registrant and Dennis C. Valkanoff (former employee), filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on November 20, 2006, is incorporated herein by reference.

(10.95)
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

(10.97)
Employment Agreement, dated March 22, 2007, between the Registrant and Richard J. Garrity (former employee), filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on March 28, 2007, is incorporated herein by reference.

(10.98)	Retirement and Consulting Agreement, dated December 31, 2008, between the Registrant and Frank T. Kane (filed herewith).

(14.0)
Code of Business Conduct and Ethics of Chromcraft Revington, Inc., as amended and restated effective November 7, 2008, filed as Exhibit 14 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2008, is incorporated herein by reference.

(18.1)	Letter regarding change in accounting principle from independent registered public accounting firm (filed herewith).

(21.1)	Subsidiaries of the Registrant (filed herewith).

(23.1)	Consent of Independent Registered Public Accounting Firm (filed herewith).

(31.1)	Certification of Chief Executive Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification of Vice President — Finance and Principal Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)
Certifications of Chief Executive Officer and Vice President — Finance and Principal Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Exhibits
The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Chromcraft Revington, Inc.
(Registrant)
Date: April 17, 2009	By:	/s/ Ronald H. Butler
Ronald H. Butler,
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Chromcraft Revington, Inc. and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ronald H. Butler Ronald H. Butler	Chairman, Chief Executive Officer and Director (principal executive officer)	April 17, 2009

/s/ Myron D. Hamas Myron D. Hamas	Vice President — Finance (principal accounting and financial officer)	April 17, 2009

/s/ John R. Hesse John R. Hesse	Director	April 17, 2009

/s/ David L. Kolb David L. Kolb	Director	April 17, 2009

/s/ Larry P. Kunz Larry P. Kunz	Director	April 17, 2009

/s/ Theodore L. Mullett Theodore L. Mullett	Director	April 17, 2009

/s/ Craig R. Stokely Craig R. Stokely	Director	April 17, 2009

/s/ John D. Swift John D. Swift	Director	April 17, 2009

Consolidated Statements of Operations
Chromcraft Revington, Inc.
(In thousands, except per share data)

	Year Ended December 31,
		Adjusted (1)
	2008	2007

Sales	$99,014	$123,373

Cost of sales	98,467	108,454

Gross margin	547	14,919

Selling, general and administrative expenses	26,399	30,255

Operating loss	(25,852)	(15,336)

Interest expense, net	(401)	(48)

Loss before income tax benefit (expense)	(26,253)	(15,384)

Income tax benefit (expense)	(208)	1,999

Net loss	$(26,461)	$(13,385)

Basic and diluted loss per share of common stock	$(5.79)	$(2.97)

Shares used in computing loss per share	4,570	4,502

(1)
Certain prior year amounts have been adjusted to reflect the change in method of accounting for inventory from last-in, first-out (“LIFO”) to first-in, first-out (“FIFO”). See Note 1 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
Chromcraft Revington, Inc.
(In thousands, except share data)

	December 31,
		Adjusted (1)
	2008	2007
Assets

Cash and cash equivalents	$879	$8,785
Accounts receivable, less allowance of $825 in 2008 and $625 in 2007	11,655	12,959
Refundable income taxes	8	4,325
Inventories	21,726	27,996
Assets held for sale	490	455
Prepaid expenses and other	992	1,266

Current assets	35,750	55,786

Property, plant and equipment, net	9,549	17,456
Other assets	688	805

Total assets	$45,987	$74,047

Liabilities and Stockholders’ Equity

Accounts payable	$3,684	$5,137
Accrued liabilities	6,410	6,819

Current liabilities	10,094	11,956

Deferred compensation	795	1,289
Other long-term liabilities	1,667	997

Total liabilities	12,556	14,242

Stockholders’ equity

Preferred stock, $1.00 par value, 100,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 7,945,363 shares issued in 2008 and 7,949,763 shares issued in 2007	80	80
Capital in excess of par value	17,688	18,121
Unearned ESOP shares	(15,356)	(16,032)
Retained earnings	52,179	78,640

	54,591	80,809
Less cost of common stock in treasury, 1,819,154 shares in 2008 and 1,777,154 shares in 2007	(21,160)	(21,004)

Total stockholders’ equity	33,431	59,805

Total liabilities and stockholders’ equity	$45,987	$74,047

(1)
Certain prior year amounts have been adjusted to reflect the change in method of accounting for inventory from last-in, first-out (“LIFO”) to first-in, first-out (“FIFO”). See Note 1 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Chromcraft Revington, Inc.
(In thousands)

	Year Ended December 31,
		Adjusted (1)
	2008	2007

Operating Activities
Net loss	$(26,461)	$(13,385)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,489	1,916
Deferred income taxes	202	2,450
(Gain) loss on disposal of assets	14	(345)
Non-cash ESOP compensation expense	466	509
Non-cash stock compensation expense	33	309
Provision for doubtful accounts	1,054	1,160
Non-cash inventory write-downs	7,878	5,369
Non-cash asset impairment charges	4,185	1,342
Other	23	—
Changes in operating assets and liabilities
Accounts receivable	250	4,953
Refundable income taxes	4,115	(4,325)
Inventories	(1,608)	(1,275)
Prepaid expenses and other	274	(66)
Accounts payable	(1,453)	(7)
Accrued liabilities	(644)	(715)
Long-term deferred compensation	(494)	(629)
Other long-term liabilities and assets	285	(310)

Cash used in operating activities	(10,392)	(3,049)

Investing Activities
Capital expenditures	(1,457)	(1,037)
Proceeds on disposal of assets	4,121	4,493

Cash provided by investing activities	2,664	3,456

Financing Activities
Borrowings under revolving bank credit facility	14,722	—
Repayments under revolving bank credit facility	(14,722)	—
Stock repurchase from related party	(156)	(4)
Purchase of common stock by ESOP trust	(22)	(36)

Cash used in financing activities	(178)	(40)

Change in cash and cash equivalents	(7,906)	367

Cash and cash equivalents at beginning of the period	8,785	8,418

Cash and cash equivalents at end of the period	$879	$8,785

(1)
Certain prior year amounts have been adjusted to reflect the change in method of accounting for inventory from last-in, first-out (“LIFO”) to first-in, first-out (“FIFO”). See Note 1 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
Chromcraft Revington, Inc.
(In thousands, except share data)

			Capital in	Unearned				Total
	Common Stock		Excess of	ESOP	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Par Value	Shares	Earnings(1)	Shares	Amount	Equity(1)
Balance at January 1, 2007, as previously reported	7,944,163	$80	$18,075	$(16,708)	$89,971	(1,776,287)	$(21,000)	$70,418
Impact of change in accounting method, net of taxes of $1,369	—	—	—	—	2,054	—	—	2,054

Balance at January 1, 2007, as adjusted (1)	7,944,163	$80	$18,075	$(16,708)	$92,025	(1,776,287)	$(21,000)	$72,472
Purchase of treasury stock	—	—	—	—	—	(867)	(4)	(4)
ESOP compensation expense	—	—	(203)	712	—	—	—	509
Purchase of common stock by ESOP Trust	—	—	—	(36)	—	—	—	(36)
Issuance of restricted stock awards	13,100	—	—	—	—	—	—	—
Cancellation of restricted stock awards	(7,500)	—	—	—	—	—	—	—
Amortization of unearned compensation of restricted stock awards	—	—	228	—	—	—	—	228
Stock option compensation expense	—	—	21	—	—	—	—	21
Net loss, as adjusted (1)	—	—	—	—	(13,385)	—	—	(13,385)

Balance at December 31, 2007, as adjusted (1)	7,949,763	$80	$18,121	$(16,032)	$78,640	(1,777,154)	$(21,004)	$59,805
Purchase of treasury stock	—	—	—	—	—	(42,000)	(156)	(156)
ESOP compensation expense	—	—	(466)	698	—	—	—	232
Purchase of common stock by ESOP Trust	—	—	—	(22)	—	—	—	(22)
Issuance of restricted stock awards	5,600	—	—	—	—	—	—	—
Cancellation of restricted stock awards	(10,000)	—	—	—	—	—	—	—
Amortization of unearned compensation of restricted stock awards	—	—	33	—	—	—	—	33
Net loss	—	—	—	—	(26,461)	—	—	(26,461)

Balance at December 31, 2008	7,945,363	$80	$17,688	$(15,356)	$52,179	(1,819,154)	$(21,160)	$33,431

(1)
Certain prior year amounts have been adjusted to reflect the change in method of accounting for inventory from last-in, first-out (“LIFO”) to first-in, first-out (“FIFO”). See Note 1 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Chromcraft Revington, Inc.
Note 1. Summary of Significant Accounting Policies
The consolidated financial statements include the accounts of Chromcraft Revington, Inc. and its wholly-owned subsidiary (together, the Company). All significant intercompany accounts and transactions have been eliminated.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
At December 31, 2008, one or more of the financial institutions holding the Company’s cash accounts are participating in the FDIC’s Transaction Account Guarantee Program. Under the program, through December 31, 2009, all noninterest-bearing transaction accounts at these institutions are fully guaranteed by the FDIC for the entire amount in the account.
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
Reclassifications
The Company has made certain reclassifications to the 2007 Consolidated Financial Statements in order to conform to the 2008 presentation.

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
Pursuant to FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143 (“FIN 47”), the Company recorded in 2008 a non-cash asset addition and corresponding liability for the present value of the estimated asset retirement obligation associated with certain equipment. The asset is depreciated over the estimated remaining useful life while the liability accretes to the amount of the estimated retirement obligation.
Change in Accounting Method
In 2008, the Company changed its method of accounting for inventory from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. Prior to the change in accounting method, the percentage of inventory accounted for under the LIFO method represented approximately 60% of total inventories at December 31, 2007.
The Company’s management believes the new method of accounting for inventory is preferable because the FIFO method better reflects the current value of inventories on the Consolidated Balance Sheet; provides better matching of revenue and expense under the Company’s business model; and provides uniformity across the Company’s operations with respect to the method of inventory accounting for both financial reporting and income tax purposes.
In accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, all prior periods presented have been retrospectively adjusted to apply the new method of accounting. The cumulative effect of the change in accounting principle on periods prior to those presented has been reflected as an adjustment to the opening balance of retained earnings as of January 1, 2007. Accordingly, retained earnings as of January 1, 2007 was increased by $2,054,000, which is net of the related income tax expense of $1,369,000.

Certain components of the Company’s financial statements affected by the change in costing methodology as originally reported under the LIFO method and as adjusted for the change in inventory costing methodology from the LIFO method to the FIFO method are as follows (in thousands, except per share data):

	Year Ended December 31, 2008			Year Ended December 31, 2007
	Computed	Effect of	Reported	Originally	Effect of	As
Consolidated Statements of Operations	under LIFO	Change	under FIFO	Reported	Change	Adjusted
Cost of sales	$98,094	$373	$98,467	$108,572	$(118)	$108,454
Operating earnings (loss)	(25,479)	(373)	(25,852)	(15,454)	118	(15,336)
Earnings (loss) before income tax benefit (expense)	(25,880)	(373)	(26,253)	(15,502)	118	(15,384)
Income tax benefit (expense)	(208)	—	(208)	630	1,369	1,999

Net earnings (loss)	$(26,088)	$(373)	$(26,461)	$(14,872)	$1,487	$(13,385)

Basic and diluted earnings (loss) per share	$(5.71)	$(0.08)	$(5.79)	$(3.30)	$0.33	$(2.97)

	December 31, 2008			December 31, 2007
	Computed	Effect of	Reported	Originally	Effect of	As
Consolidated Balance Sheets	under LIFO	Change	under FIFO	Reported	Change	Adjusted
Inventories	$22,099	$(373)	$21,726	$24,455	$3,541	$27,996
Retained earnings	52,552	(373)	52,179	75,099	3,541	78,640

	Year Ended December 31, 2008			Year Ended December 31, 2007
	Computed	Effect of	Reported	Originally	Effect of	As
Consolidated Statements of Cash Flows	under LIFO	Change	under FIFO	Reported	Change	Adjusted
Operating activities
Net earnings (loss)	$(26,088)	$(373)	$(26,461)	$(14,872)	$1,487	$(13,385)

Adjustments to reconcile net loss to net cash used in operating activities
Deferred income taxes	202	—	202	3,819	(1,369)	2,450
Inventories	(1,981)	373	(1,608)	(1,157)	(118)	(1,275)
Cash used in operating activities	(10,392)	—	(10,392)	(3,049)	—	(3,049)

Impairment of Long-Lived Assets
When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets will be evaluated for impairment. If the forecast of undiscounted future cash flows is less than the carrying amount of the assets, an impairment charge would be recognized to reduce the carrying value of the assets to fair value.
Restructuring Expenses
Restructuring expenses include inventory write-downs to reflect anticipated net realizable value, costs to shut down, vacate and prepare facilities for sale and one-time termination benefits. Costs to shut down, vacate and prepare facilities for sale are recorded when incurred. One-time termination benefits are amortized over the related service period. These costs are included in either cost of sales or selling, general and administrative expenses consistent with the classification of the costs before the restructuring.
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

Note 2. Management Reorganization
Effective July 1, 2008, the Board of Directors of the Company appointed Mr. Ronald H. Butler as the new Chairman and Chief Executive Officer of the Company, replacing Mr. Benjamin M. Anderson-Ray. Mr. Butler has been a director of the Company since 2004. He resigned his position as President and Chief Executive Officer of Pet Resorts, Inc., a privately held company, in order to accept the CEO position with the Company. Mr. Butler previously served as an executive of other public companies, including Executive Vice President of Merchandising and Marketing of PetSMART, Inc.
On June 12, 2008, the Company and Mr. Anderson-Ray entered into an agreement with respect to, among other matters, his separation from employment and resignation as a director effective June 30, 2008 (the “June 2008 Agreement”). In connection with the June 2008 Agreement, the Company recorded a pre-tax charge of $863,000 in the quarter ended June 30, 2008 for severance and certain other benefit related expenses.
Effective September 2, 2008, Mr. Anderson-Ray informed the Company that he had accepted employment with another company. Under the resulting offset provisions of the June 2008 Agreement and Mr. Anderson-Ray’s employment agreement with the Company, the Company’s severance obligations to Mr. Anderson-Ray were reduced to a total amount equal to $322,000. In addition, other severance related benefits were reduced under these offset provisions. As a result, the Company recorded a pre-tax reduction to expense of approximately $489,000 in the quarter ended September 27, 2008.
On August 8, 2008, the Company provided notice to Dennis C. Valkanoff that his employment was terminated. Mr. Valkanoff had served as Senior Vice President of the Company in charge of residential furniture sales since December, 2006. On September 29, 2008, the Company provided notice to Richard J. Garrity that his employment was terminated. Mr. Garrity had served as Senior Vice President of supply chain and manufacturing operations since April, 2007. On September 29, 2008, Brenda J. Dillon’s employment was terminated by the Company. Ms. Dillon had served as Vice President of marketing and product development at the Company. Ms. Dillon joined the Company in May, 2007. As part of the senior management reorganization, various salaried positions were eliminated.
In connection with the terminations of employment of Messrs. Valkanoff and Garrity, the Company recorded a pre-tax charge of $649,000 in the three months ended September 27, 2008.
Ms. Dillon received severance equal to her regular monthly base salary and other related benefits for a period of six months following her last day of employment. The Company recorded a pre-tax charge for severance and related expenses of approximately $102,000 in the fourth quarter of 2008.
Note 3. Asset Impairment and Restructuring Charges
Beginning in 2006, the Company, in response to competitive business conditions in the residential furniture market, began reducing its furniture manufacturing operations and shifting the products manufactured at these domestic facilities to overseas suppliers, primarily located in China. As a result, the Company has incurred asset impairment and restructuring charges for plant shutdowns and consolidation, exit and disposal activities, termination benefits and inventory write-downs since 2006. At the same time, the Company centralized sales, marketing, product development, and supply chain management and added new senior management and supporting salaried personnel and overhead expenses.
In 2008, the Company reorganized its management by replacing its CEO and senior managers in sales, marketing, product development, operations and supply chain, and eliminated various salaried positions. Severance related costs in connection with the management reorganization are included in restructuring expenses as one-time termination benefits.

The Company closed its Delphi, Indiana furniture manufacturing operations on May 30, 2008 and converted this site to a warehouse and distribution facility. Restructuring activities and related charges for the Delphi site were completed in 2008. The Company also closed its Lincolnton, North Carolina furniture manufacturing operation on November 29, 2008 and will exit the Lincolnton warehousing and distribution operations in the second quarter of 2009. The Company sold its buildings in Lincolnton in December 2008 and sold the related equipment in the first quarter of 2009. Warehousing and distribution operations at Lincolnton will be consolidated into existing distribution centers. Occasional and dining room furniture previously manufactured at the Delphi and Lincolnton facilities are being outsourced.
Restructuring charges include write-downs of raw materials and in-process inventories related to plant closures to net realizable value, one-time termination benefits and costs for exit and disposal activities. Asset impairment charges were recorded to reduce the carrying value of building, machinery and equipment to fair value, which was determined based on actual sales transactions.
Restructuring charges recorded for the year ended December 31, 2008 and 2007 were as follows:

	(In thousands)
	Years Ended December 31,
	2008	2007
Restructuring charges:
Exit and disposal activities	$246	$353
One-time termination benefits	2,051	78
Inventory write-downs	2,495	—

Total restructuring costs	4,792	431

Asset impairment charges	4,185	1,210

	$8,977	$1,641

Statements of Operations classification:
Gross margin	$7,004	$1,403
Selling, general and administrative expenses	1,973	238

	$8,977	$1,641

The Company expects to incur total restructuring costs of approximately $5,349,000 in connection with the 2008 restructuring activities as follows:

	(In thousands)
	Year Ended
	December 31,	Estimate
	2008	2009	Total
Exit and disposal activities	$246	$368	$614
One-time termination benefits	2,051	189	2,240
Inventory write-downs	2,495	—	2,495

	$4,792	$557	$5,349

Charges to expense, cash payments or asset write-downs for the years ended December 31, 2008 and 2007, and the restructuring (assets) liabilities at December 31, 2008 and 2007 were as follows:

	(In thousands)
		Year Ended December 31, 2008
	Balance	Charges		Asset	Balance
	January 1,	to	Cash	Write-downs,	December 31,
	2008	Expense	Payments	Net	2008
Exit and disposal activities	$—	$246	$(134)	$(239)	$(127)
One-time termination benefits	—	2,051	(1,022)	—	1,029
Inventory write-downs	—	2,495	—	(2,495)	—
Asset impairment charges	—	4,185	—	(4,185)	—

	$—	$8,977	$(1,156)	$(6,919)	$902

In connection with the Lincolnton, North Carolina building sale in 2008, the Company is permitted to operate in the warehousing and office spaces rent-free through various exit dates in 2009. As a result of this leaseback transaction, a non-cash gain of approximately $239,000 was recognized as a reduction to the asset impairment and is being amortized as rent expense over the various terms of the lease. Approximately $77,000 was recognized as rent expense for the year ended December 31, 2008. At December 31, 2008, the remaining deferred rent expense of approximately $162,000 is shown as “Prepaid expenses and other” in the Company’s Consolidated Balance Sheet, and is netted in the exit and disposal activities balance in the table above.

	(In thousands)
		Year Ended December 31, 2007
	Balance	Charges		Asset	Balance
	January 1,	to	Cash	Write-downs,	December 31,
	2007	Expense	Payments	Net	2007
Exit and disposal activities	$29	$353	$(382)	$—	$—
One-time termination benefits	260	78	(338)	—	—
Asset impairment charges	—	1,210	—	(1,210)	—

	$289	$1,641	$(720)	$(1,210)	$—

Note 4. Inventories
Inventories at December 31, 2008 and 2007 consisted of the following:

	(In thousands)
		Adjusted
	2008	2007
Raw materials	$3,827	$6,880
Work-in-process	1,471	2,987
Finished goods	16,428	18,129

	$21,726	$27,996

Note 5. Property, Plant and Equipment
Property, plant and equipment at December 31, 2008 and 2007 consisted of the following:

	(In thousands)
	2008	2007
Land	$324	$925
Buildings and improvements	18,431	26,097
Machinery and equipment	23,309	38,982
Leasehold improvements	696	656
Construction in progress	960	496

	43,720	67,156
Less accumulated depreciation and amortization	(34,171)	(49,700)

	$9,549	$17,456

At December 31, 2008 construction in progress primarily consists of capitalized information technology expenditures that have not been completed. The Company has delayed further expenditures on this project to 2010 to conserve cash during the economic recession.
Note 6. Assets Held for Sale
Assets held for sale at December 31, 2008 and 2007 consisted of the following:

	(In thousands)
	2008	2007
Land and buildings	$—	$445
Machinery and equipment	490	10

	$490	$455

Note 7. Accrued Liabilities
Accrued liabilities at December 31, 2008 and 2007 consisted of the following:

	(In thousands)
	2008	2007
Employee-related benefits	$835	$1,283
Compensation related	139	1,276
Deferred compensation and severance	1,740	710
Property tax	520	471
Other accrued liabilities	3,176	3,079

	$6,410	$6,819

Note 8. Income Taxes
The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (liabilities) at December 31, 2008 and 2007 are summarized below:

	(In thousands)
		Adjusted
	2008	2007
Deferred tax assets attributable to:
Inventories	1,432	—
Accounts receivable	328	528
Assets held for sale	102	193
Employee benefit plans	780	918
ESOP compensation expense	854	745
Deferred compensation	1,463	2,064
Stock compensation expense	289	290
Goodwill	405	555
Net operating loss carryfowards	8,454	1,939
Other	610	513

Total deferred tax assets	14,717	7,745

Deferred tax liabilities attributable to:
Property, plant and equipment	(693)	(2,958)
Inventories	—	(942)

Total deferred tax liabilities	(693)	(3,900)

Net deferred tax asset before valuation allowance	14,024	3,845

Valuation allowance	(14,024)	(3,845)

Net deferred tax balance after valuation allowance	$—	$—

Components of income tax (benefit), expense in the Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 were as follows:

	(In thousands)
		Adjusted
	2008	2007
Current:
Federal	$—	$(4,049)
State	—	(460)

	—	(4,509)

Deferred:
Federal	(8,764)	(904)
State	(1,207)	(369)
Change in valuation allowance	10,179	3,783

	208	2,510

Income tax (benefit) expense	$208	$(1,999)

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2008 and 2007 is as follows:

		Adjusted
	2008	2007
Statutory federal income tax rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(3.1)	(3.5)
Employee stock ownership plan	(0.3)	(0.4)

Deferred tax asset valuation allowance	38.7	24.4
Other, net	(0.5)	0.6

Effective income tax rate	0.8%	(12.9)%

At December 31, 2008 and 2007, the Company has deferred tax assets for federal and state net operating loss (NOL) carryforwards of $8,454,000 and $1,939,000, respectively, with expiration dates ranging from 2009 through 2028. After consideration of relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carryforwards and the ability to generate future taxable income, the Company maintained a full valuation allowance against the entire net deferred tax asset balances at December 31, 2008 and 2007.
In 2008, the Company filed its 2007 federal income tax return and determined that the refundable portion of its 2007 tax loss should be reduced by $202,000 and characterized as an NOL tax carryforward. As a result, the Company recorded income tax expense of $202,000 during the year ended December 31, 2008 to increase its valuation allowance on deferred income tax assets.
Tax expense relating to share-based plans of $10,000 and $60,000, in 2008 and 2007, respectively, has been recorded under Capital in Excess of Par Value in the accompanying Consolidated Statements of Stockholders’ Equity.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The implementation of FIN 48 did not result in recognition of previously unrecognized tax benefits. At December 31, 2008 and December 31, 2007, the Company had $292,000 and $285,000 of unrecognized tax benefits, respectively, all of which would affect the effective tax rate if recognized.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)
Unrecognized tax benefits balance at December 31, 2007	$285
Gross increases for tax positions of prior years	7
Gross decreases for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits balance at December 31, 2008	$292

The Company files federal and various state income tax returns. The Internal Revenue Service has completed an examination of the Company’s U.S. income tax returns through 2002. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2005.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated financial statements. As of December 31, 2008 and December 31, 2007, the Company had approximately $65,000 and $58,000 of accrued interest and penalties related to uncertain tax positions, respectively.
Note 9. Bank Debt
The Company has a revolving loan facility with a bank (“Bank Facility”) that allows it to borrow up to $30,000,000 based on eligible accounts receivable and inventories. Effective September 1, 2008, the Company reduced its line of credit under the Bank Facility from $35,000,000 to $30,000,000 to reflect its possible future utilization. The interest rate under the Bank Facility is determined at the time of borrowing based, at the Company’s option, on either the bank’s prime rate or the London Interbank Offered Rate (LIBOR). A commitment fee of .25% per annum is payable on the unused portion of the line for each calendar month during which the average amount of the principal balance of the revolver loans plus letter of credit obligations equals or exceeds $10,000,000 and .30% for any other calendar month.
The Bank Facility contains one restrictive financial covenant, which is applicable when availability under the Bank Facility is below $5,000,000. At December 31, 2008, the Company had approximately $15,000,000 in unused availability under the Bank Facility, which reflects a $1,300,000 reduction for a letter of credit outstanding in connection with a self-insured workers’ compensation program.
The Company’s ability to borrow under the Bank Facility is dependent upon a borrowing base calculation consisting of our eligible accounts receivable and inventory, as well as our compliance with the terms of the loan agreement. While the Company expects to comply with the loan agreement, in the event that the Company is in default under the loan agreement, the bank could declare all obligations then outstanding to be immediately due, terminate the Bank Facility extended to the Company and take certain other actions as a secured party, which could adversely affect our liquidity and our business. Among the provisions of the loan agreement that the bank may consider in determining if the Company is in default under the loan agreement is whether any change in the Company’s condition could reasonably be expected to have a material adverse effect on the business, operations, condition (financial or otherwise) or prospects of the Company or the value of any material collateral, or impairs the ability of the Company to repay any obligations owed under the Bank Facility. If a default occurs, the Company could attempt to obtain a waiver from the bank, but there is no assurance that the bank would grant such a waiver.

The Bank Facility is secured by substantially all of the assets of Chromcraft Revington and expires in 2012. There were no borrowings outstanding under the Bank Facility at December 31, 2008 and 2007.
Note 10. Loss Per Share of Common Stock
Due to the net loss in both 2008 and 2007, loss per share, basic and diluted, are the same, as the effect of potential common shares would be anti-dilutive.
Note 11. Asset Retirement Obligation
Pursuant to FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143 (“FIN 47”), the Company recorded in 2008 a non-cash asset addition and corresponding liability for the present value of the estimated asset retirement obligation associated with certain equipment. The asset is depreciated over the estimated remaining useful life while the liability accretes to the amount of the estimated retirement obligation.
The following is a summary of the change in the carrying amount of the asset retirement obligation during 2008, the net book value of the asset related to the retirement obligation at December 31, 2008 and the related depreciation expense recorded in 2008.

(In thousands)	2008

Asset retirement obligation balance at beginning of year	$—
Liabilities (non-current) incurred	717
Liabilities settled	—
Accretion expense — cost of goods sold	23

Asset retirement obligation balance at end of year	$740

Net book value of asset retirement obligation asset at end of year	$663

Depreciation expense	$54

Note 12. Other Long-Term Liabilities
Other long-term liabilities include $740,000 at December 31, 2008 for an asset retirement obligation recorded in 2008 on certain equipment. Other long-term liabilities also include $551,000 and $558,000 at December 31, 2008 and 2007, respectively, for estimated environmental remediation costs for land that was acquired as part of a previous acquisition by the Company.

Note 13. Employee Stock Ownership Plan
Chromcraft Revington sponsors a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees who have completed six months of service. Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP stock transaction. The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust’s repayment obligation under the loan to the ESOP from the Company. The shares of common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company’s loan to the ESOP Trust. As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of total debt service paid in the year. Chromcraft Revington accounts for its ESOP in accordance with AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. Accordingly, unearned ESOP shares are reported as a reduction of stockholders’ equity as reflected in the Consolidated Statements of Stockholders’ Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense, a non-cash charge, was $466,000 in 2008 and $509,000 in 2007. ESOP compensation expense for 2008 includes an accrual of $235,000 for the Company’s matching contribution with respect to participants’ pre-tax contributions to the 401(k) plan that is expected to be satisfied in 2009 with the issuance of treasury stock.
ESOP shares at December 31, 2008 and 2007, respectively, consisted of the following:

	(In thousands)
	2008	2007
Allocated shares	255	268
Unearned ESOP shares	1,536	1,603

Total ESOP shares	1,791	1,871

Unearned ESOP shares, at cost	$15,356	$16,032

Fair value of unearned ESOP shares	$599	$7,695

At December 31, 2008, the ESOP Trust owned approximately 29.2% of the issued and outstanding shares of the Company’s common stock.
Note 14. Stock-Based Compensation
The Company has the following stock-based compensation plans:
2007 Executive Incentive Plan
On May 9, 2007, the Company’s stockholders approved the 2007 Executive Incentive Plan effective as of January 1, 2007 (“Executive Incentive Plan”). The Executive Incentive Plan superseded and replaced the 1992 Stock Option Plan, as amended (“1992 Plan”), the Short Term Executive Incentive Plan and the Long Term Executive Incentive Plan, provided that options outstanding prior to 2007 continue to be subject to the 1992 Plan. The Executive Incentive Plan allows the Compensation Committee of the Board of Directors to make new stock-based awards of nonqualified stock options (“non-ISOs”), stock appreciation rights, restricted shares and performance shares. Incentive stock options (“ISOs”) outstanding under the 1992 Plan are exercisable over a 10-year period and were granted at an exercise price no less than the fair market value of Chromcraft Revington’s common shares as of the date of grant. The Compensation Committee of the Board of Directors determines the vesting period and exercise prices of non-ISOs. All outstanding options were vested and exercisable at December 31, 2008. At December 31, 2008 and 2007 common shares available for future awards under the Executive Incentive Plan were 637,192 and 478,016, respectively.

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
Directors’ Stock Plan
The Company’s Amended and Restated Directors’ Stock Plan (“Directors’ Plan”) provides for the granting of restricted stock or non-ISOs to members of the board of directors who are not employees of the Company. Under the Directors’ Plan, eligible directors of the Company receive an award of either 800 shares of restricted common stock or an option to purchase 2,500 shares of common stock on the day following their re-election to the Board at each annual meeting of stockholders. Any new director who is elected or appointed for the first time to the board of directors receives an award of either 3,000 shares of restricted common stock or an option to purchase 10,000 shares of common stock. The Compensation Committee of the board of directors determines whether awards under the Directors’ Plan are made in restricted stock or stock options. The total number of shares of common stock subject to the Directors’ Plan is 150,000 shares. No restricted common stock or options will be granted under the Directors’ Plan after December 1, 2015. Shares of restricted common stock granted to directors under the Directors’ Plan will vest on the day immediately preceding the next annual meeting of stockholders following the award date. Non-ISOs granted under the Directors’ Plan are 100% vested on the date of the grant and are granted at an exercise price equal to the fair market value of the Company’s common shares as of the date of the grant. The options are exercisable for a period of ten years. At December 31, 2008 and 2007, there were 43,200 and 48,800 shares, respectively, available for future awards.
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

The Company granted no shares in 2008 and 7,500 shares in 2007 of restricted common stock to employees in connection with their employment agreements with the Company. In 2008 and 2007, the Company cancelled 10,000 shares and 7,500 shares, respectively, of restricted stock awarded to employees in 2006 and 2007 in connection with their employment termination. There were no outstanding restricted stock awards to employees as of December 31, 2008.
The Company granted 5,600 shares of restricted common stock in 2008 and 2007, respectively, to its non-employee Directors under the Directors’ Plan. The shares will vest on the day immediately preceding the annual meeting of stockholders that next follows the award date.
For the years ended December 31, 2008 and 2007, the Company granted 5,600 and 13,100 shares, respectively, of restricted common stock with aggregate fair market values, on the dates of grant, of $23,000 and $121,000, respectively. The shares generally vest over periods ranging from one to three years.
As of December 31, 2008, there was a total unearned compensation balance attributable to restricted stock awards of $8,000. The cost is expected to be recognized over a weighted average period of 0.4 years. Compensation expense recognized for restricted stock awards during the years ended December 31, 2008 and 2007 was $33,000 and $289,000, respectively. The related tax benefit for the compensation expense was $0 and $12,000 for the same periods, respectively.
A summary of all non-vested restricted stock activity for the year ended December 31, 2008 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock Outstanding at January 1, 2008	15,600	$8.90
Granted	5,600	$4.18
Forfeited	(10,000)	$8.80
Vested	(5,600)	$9.10

Restricted Stock Outstanding at December 31, 2008	5,600	$4.18

Stock Options
A summary of all stock option activity for the year ended December 31, 2008 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Options Outstanding at January 1, 2008	549,976	$11.82	4.7
Granted	—	—	—
Exercised	—	—	—
Forfeited	(145,176)	11.45
Expired	(14,000)	19.78

Options Outstanding and Exercisable at December 31, 2008	390,800	$11.67	4.1	$—

At December 31, 2008, the market price was less than the exercise price of all outstanding options and, therefore, no intrinsic value is reflected in the above table.
There were no stock options granted in 2008 and 2007. The fair value of stock options on the date of grant is estimated using the Black-Scholes pricing valuation model. The fair value of each option is amortized into compensation expense on a straight line basis between the grant date of the option and each vesting date.
There were no stock options exercised during the year ended December 31, 2008 or 2007, respectively. New shares are issued by the Company upon the exercise of options.
The intrinsic value of options that vested during the years ended December 31, 2008 and 2007 was $0 and $124,000, respectively. As of December 31, 2008, there were no unvested options.
Compensation expense recognized for stock options for the years ended December 31, 2008 and 2007 was $0 and $21,000, respectively. The related tax benefit for the compensation expense was $0 and $1,000 for the same periods, respectively.
Note 15. Supplemental Cash Flow Information
Interest expense, net of interest income, paid during the years ended December 31, 2008 and 2007 was $323,000 and $67,000, respectively. Income taxes paid during the years ended December 31, 2008 and 2007 were $0 and $43,000, respectively. In 2008, the Company recorded a non-cash asset addition and corresponding liability of $717,000 for the present value of the estimated asset retirement obligation associated with certain equipment.
Note 16. Rental Commitments
Chromcraft Revington leases office space, showroom facilities and transportation and other equipment under non-cancelable operating leases. The future minimum lease payments under non-cancelable leases for the years ending December 31, 2009, 2010, 2011, 2012 and 2013 are $1,884,000, $1,074,000, $831,000, $574,000, and $0, respectively. The Company may not renew certain leases based on its current reduced business activity level.
Rental expense was $2,206,000 and $2,150,000 for the years ended December 31, 2008 and 2007, respectively.

Note 17. Related Party Transactions and Subsequent Event
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
Under a separation agreement with Benjamin M. Anderson-Ray, former Chairman and Chief Executive Officer, the Company purchased from Mr. Anderson-Ray 42,000 shares of his common stock for $156,000 on July 1, 2008. The purchase price was determined based on the average of the high and low selling prices of the Company’s common stock for twenty business days during the month of June.
On January 15, 2009, Frank T. Kane retired as the Company’s Executive Vice President and Chief Financial Officer, Secretary and Treasurer. The Company entered into a retirement and consulting agreement (the “Agreement”) with Mr. Kane on December 31, 2008. The Agreement provides for a lump sum payment of $140,000 to Mr. Kane at the end of the six month period ending July 15, 2009. During the six month period beginning on July 16, 2009 and ending on January 12, 2010, Mr. Kane will serve as a consultant to the Company at a fee of $1,500 per day, with a minimum of four days of consulting services per month. The Company recorded deferred compensation expense related to this Agreement in 2008.
On January 2, 2009, Mr. Kane received a lump sum distribution of $206,000 under a Company supplemental retirement plan representing his actuarially equivalent retirement benefit determined as of March 15, 2008.
Note 18. Recently Issued Accounting Standards
Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value, and FASB Statement No. 157, Fair Value Measurements (“FAS 157”), which provides a single authoritative definition of fair value, a framework for measuring fair value, and requires additional disclosure about fair value measurements. Neither of these statements had an impact on results for the year ended December 31, 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of FAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet determined the impact that the implementation of FAS 157 will have on our non-financial assets and liabilities, which are not recognized on a recurring basis; however, we do not anticipate it will significantly impact our consolidated financial statements.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“FAS 141R”), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier adoption is prohibited. FAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Although the Company has not completed its analysis of FAS 141R, any impact will be limited to business combinations occurring on or after January 1, 2009.
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
We have audited the accompanying consolidated balance sheets of Chromcraft Revington, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chromcraft Revington, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
As discussed in Note 8 to the consolidated financial statements, effective January 1, 2007 the Company adopted FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes.
As discussed in Note 1 to the consolidated financial statements, in 2008 the Company changed its method of accounting for inventory from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method for certain businesses, and applied this change retrospectively in accordance with Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections.
/s/ KPMG LLP
Indianapolis, Indiana
April 17, 2009

EXHIBIT INDEX

(3.1)
Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

(3.2)	By-laws of the Registrant, as amended, filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on April 7, 2009, is incorporated herein by reference.

(10.19)
Term Loan and Security Agreement, dated March 15, 2002, by and between the Registrant and First Bankers Trust Services, Inc. (as successor trustee), not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust, filed as Exhibit 10.19 to Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2002 (Commission File No. 0-19894), is incorporated herein by reference.

(10.2)
Third Amendment to the Chromcraft Revington Employee Stock Ownership Trust, effective December 31, 2005, by and between the Registrant and First Bankers Trust Services, Inc., filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

(10.21)
Loan and Security Agreement, dated June 22, 2007, between the Registrant and Bank of America, N.A., filed as Exhibit 10.21 to Form 10-Q for the quarter ended June 30, 2007, is incorporated herein by reference.

(10.22)	First Amendment to Loan and Security Agreement, dated January 15, 2009, between the Registrant and Bank of America, N.A. (filed herewith).

(10.3)
Chromcraft Revington Employee Stock Ownership Trust, effective January 1, 2002, by and between the Registrant and First Bankers Trust Services, Inc. (as successor trustee), filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2001(Commission File No. 0-19894), is incorporated herein by reference.

(10.31)
First Amendment to the Chromcraft Revington Employee Stock Ownership Trust, effective January 1, 2002, by and between the Registrant and First Bankers Trust Services, Inc. (as successor trustee), filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2001 (Commission File No. 0-19894), is incorporated herein by reference.

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

Executive Compensation Plans and Arrangements

(10.4)
Chromcraft Revington, Inc. 1992 Stock Option Plan, as amended and restated effective March 15, 2002, filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2001 (Commission File No. 0-19894), is incorporated herein by reference.

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

(10.9)
Employment Agreement, dated March 15, 2002, between the Registrant and Frank T. Kane (retired January 15, 2009), filed as Exhibit 10.9 to Form 10-K for the year ended December 31, 2001 (Commission File No. 0-19894), is incorporated herein by reference.

(10.91)
Employment Agreement, dated June 22, 2005, between the Registrant and Benjamin M. Anderson-Ray (former employee), filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 28, 2005, is incorporated herein by reference.

(10.92)
Mutual Separation and Release Agreement, dated June 12, 2008, between the Registrant and Benjamin M. Anderson-Ray, filed as Exhibit 10.93 to Form 10-Q, as filed with the Securities and Exchange Commission on August 12, 2008, is incorporated herein by reference.

(10.93)
Employment Agreement, dated July 1, 2008, between the Registrant and Ronald H. Butler, filed as Exhibit 10.94 to Form 10-Q, as filed with the Securities and Exchange Commission on August 12, 2008, is incorporated herein by reference.

(10.94)
Employment Agreement, dated November 15, 2006, between the Registrant and Dennis C. Valkanoff (former employee), filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on November 20, 2006, is incorporated herein by reference.

(10.95)
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

(10.97)
Employment Agreement, dated March 22, 2007, between the Registrant and Richard J. Garrity (former employee), filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on March 28, 2007, is incorporated herein by reference.

(10.98)	Retirement and Consulting Agreement, dated December 31, 2008, between the Registrant and Frank T. Kane (filed herewith).

(14.0)
Code of Business Conduct and Ethics of Chromcraft Revington, Inc., as amended and restated effective November 7, 2008, filed as Exhibit 14 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2008, is incorporated herein by reference.

(18.1)	Letter regarding change in accounting principle from independent registered public accounting firm (filed herewith).

(21.1)	Subsidiaries of the Registrant (filed herewith).

(23.1)	Consent of Independent Registered Public Accounting Firm (filed herewith).

(31.1)	Certification of Chief Executive Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification of Vice President — Finance and Principal Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)
Certifications of Chief Executive Officer and Vice President — Finance and Principal Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).