Form 10-Q
period 2009-04-04
CHROMCRAFT REVINGTON INC
filed 2009-05-19
CIK 884130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 6,126,209 as of May 1, 2009

PART I.
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (unaudited)
Chromcraft Revington, Inc.
(In thousands, except per share data)

	Three Months Ended
	April 4,	March 29,
	2009	2008

Sales	$16,653	$27,463

Cost of sales	15,571	23,014

Gross margin	1,082	4,449

Selling, general and administrative expenses	4,157	6,635

Operating loss	(3,075)	(2,186)

Interest expense, net	(77)	(59)

Net loss	$(3,152)	$(2,245)

Basic and diluted loss per share of common stock	$(.69)	$(.49)

Shares used in computing loss per share	4,594	4,562
See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	April 4,	December 31,
	2009	2008

Assets

Cash and cash equivalents	$5,223	$879

Accounts receivable	7,966	11,655

Inventories	16,269	21,726

Prepaid expenses and other	1,102	1,490

Current assets	30,560	35,750

Property, plant and equipment, net	9,359	9,549

Other assets	660	688

Total assets	$40,579	$45,987

Liabilities and Stockholders’ Equity

Accounts payable	$2,523	$3,684

Accrued liabilities	5,405	6,410

Current liabilities	7,928	10,094

Deferred compensation	691	795

Other long-term liabilities	1,670	1,667

Total liabilities	10,289	12,556

Stockholders’ equity	30,290	33,431

Total liabilities and stockholders’ equity	$40,579	$45,987

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	Three Months Ended
	April 4,	March 29,
	2009	2008

Operating Activities
Net loss	$(3,152)	$(2,245)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization expense	263	435
Loss on disposal of assets	—	4
Non-cash ESOP compensation expense	41	83
Non-cash stock compensation expense	6	24
Provision for doubtful accounts	116	148
Non-cash inventory write-downs	163	550
Non-cash asset impairment charges	6	210
Changes in operating assets and liabilities
Accounts receivable	3,573	(1,997)
Inventories	5,294	442
Prepaid expenses and other	(102)	173
Accounts payable and accrued liabilities	(2,202)	(1,088)
Long-term liabilities and assets	(73)	(270)

Cash provided by (used in) operating activities	3,933	(3,531)

Investing Activities
Capital expenditures	(73)	(398)
Proceeds on disposal of assets	484	455

Cash provided by investing activities	411	57

Change in cash and cash equivalents	4,344	(3,474)

Cash and cash equivalents at beginning of the period	879	8,785

Cash and cash equivalents at end of the period	$5,223	$5,311

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
Chromcraft Revington, Inc.
Three Months Ended April 4, 2009
(In thousands, except share data)

			Capital in	Unearned				Total
	Common Stock		Excess of	ESOP	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Par Value	Shares	Earnings	Shares	Amount	Equity

Balance at January 1, 2009	7,945,363	$80	$17,688	$(15,356)	$52,179	(1,819,154)	$(21,160)	$33,431

ESOP compensation expense	—	—	(164)	169	—	—	—	5

Amortization of unearned compensation of restricted stock awards	—	—	6	—	—	—	—	6

Net loss	—	—	—	—	(3,152)	—	—	(3,152)

Balance at April 4, 2009	7,945,363	$80	$17,530	$(15,187)	$49,027	(1,819,154)	$(21,160)	$30,290

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
Chromcraft Revington, Inc.
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Chromcraft Revington, Inc. and its wholly-owned subsidiary (together, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and the requirements of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 4, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in Chromcraft Revington’s annual report on Form 10-K for the year ended December 31, 2008.
Note 2. Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
At April 4, 2009, one or more of the financial institutions holding the Company’s cash accounts are participating in the FDIC’s Transaction Account Guarantee Program. Under the program, through December 31, 2009, all noninterest-bearing transaction accounts at these institutions are fully guaranteed by the FDIC for the entire amount in the account.
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
In 2008, the Company incurred asset impairment and restructuring expenses for the closure of two manufacturing plants, implemented the reorganization of its management and began the consolidation of its distribution facilities. These restructuring activities are expected to be completed in the second quarter of 2009.

Restructuring charges (credits) include write-downs of raw materials and in-process inventories related to plant closures to net realization value, one-time termination benefits, and costs for exit and disposal activities. Asset impairment charges were recorded to reduce the carrying value of building, machinery and equipment to fair value, which was determined based on actual sales transactions. Included in Note 12. Subsequent Events, the Company reached settlements with certain of its former executives, resulting in a $334,000 decrease to severance expense which was partially offset by a $95,000 charge for other one-time termination benefits.
Restructuring charges (credits) recorded for the three months ended April 4, 2009 and March 29, 2008, were as follows:

	(In thousands)
	Three Months Ended
	April 4,	March 29,
	2009	2008
Restructuring charges (credits):
Exit and disposal activities	$199	$—
One-time termination benefits	(239)	—
Inventory write-downs	—	520

Total restructuring costs (credits)	(40)	520

Asset impairment charges	6	210

	$(34)	$730

Statements of Operations classification:
Gross margin	$228	$730
Selling, general and administrative expenses	(262)	—

	$(34)	$730

The Company expects to incur total restructuring costs of $4,911,000, of which $4,752,000 has been incurred, in connection with the 2008 restructuring activities, as follows:

	(In thousands)
		2009
	Year Ended	Three Months	Remaining
	December 31,	Ended	Nine
	2008	April 4	Months	Total

Exit and disposal activities	$246	$199	$64	$509
One-time termination benefits	2,051	(239)	95	1,907
Inventory write-downs	2,495	—	—	2,495

	$4,792	$(40)	$159	$4,911

Charges to expense (credits), cash payments or asset write-downs for the first quarter of 2009 and 2008, and the restructuring (assets) liabilities at April 4, 2009 and March 29, 2008 were as follows:

	(In thousands)
		Three Months Ended April 4, 2009
	Balance	Charges			Balance
	January 1,	to Expense	Cash	Asset	April 4,
	2009	(Credits)	Payments	Write-downs	2009

Exit and disposal activities	$(127)	$199	$(76)	$—	$(4)
One-time termination benefits	1,029	(239)	(49)	—	741
Inventory write-downs	—	—	—	—	—
Asset impairment charges	—	6	—	(6)	—

	$902	$(34)	$(125)	$(6)	$737

	(In thousands)
	Balance	Three Months Ended March 29, 2008			Balance
	January 1,	Charges	Cash	Asset	March 29,
	2008	to Expense	Payments	Write-downs	2008

Exit and disposal activities	$—	$—	$—	$—	$—
One-time termination benefits	—	—	—	—	—
Inventory write-downs	—	520	—	(520)	—
Asset impairment charges	—	210	—	(210)	—

	$—	$730	$—	$(730)	$—

Note 4. Inventories
Inventories at April 4, 2009 and December 31, 2008 consisted of the following:

	(In thousands)
	April 4,	December 31,
	2009	2008
Raw materials	$3,015	$3,827
Work-in-process	1,595	1,471
Finished goods	11,659	16,428

	$16,269	$21,726

Note 5. Property, Plant and Equipment
Property, plant and equipment at April 4, 2009 and December 31, 2008 consisted of the following:

	(In thousands)
	April 4,	December 31,
	2009	2008

Land	$324	$324
Buildings and improvements	18,431	18,431
Machinery and equipment	23,324	23,309
Leasehold improvements	696	696
Construction in progress	1,018	960

	43,793	43,720
Less accumulated depreciation and amortization	(34,434)	(34,171)

	$9,359	$9,549

At April 4, 2009 and December 31, 2008 construction in progress included $765,000 of capitalized costs for a new information technology system. The Company has delayed further expenditures on this project to 2010 to conserve cash during the economic recession.
Note 6. Accrued Liabilities
Accrued liabilities at April 4, 2009 and December 31, 2008 consisted of the following:

	(In thousands)
	April 4,	December 31,
	2009	2008
Property tax	$340	$520
Employee-related benefits	789	835
Deferred compensation and severance	1,302	1,740
Other accrued liabilities	2,974	3,315

	$5,405	$6,410

Note 7. Bank Debt
The Company has a revolving loan facility with a bank (“Bank Facility”) that allows it to borrow up to $30,000,000 based on eligible accounts receivable and inventories. The interest rate under the Bank Facility is determined based, at the Company’s option, on either the bank’s prime rate or the London Interbank Offered Rate (LIBOR).
The Bank Facility contains one restrictive financial covenant, which is applicable when availability under the Bank Facility is below $5,000,000. At April 4, 2009, the Company had approximately $9,800,000 in unused availability under the Bank Facility, which reflects a $1,300,000 reduction for a letter of credit outstanding in connection with a self-insured workers’ compensation program.

The Company’s ability to borrow under the Bank Facility is dependent upon a borrowing base calculation consisting of our eligible accounts receivable and inventories, as well as our compliance with the terms of the loan agreement. While the Company expects to comply with the loan agreement, in the event that the Company is in default under the loan agreement, the bank could declare all obligations then outstanding to be immediately due, terminate the Bank Facility extended to the Company and take certain other actions as a secured creditor, which could adversely affect our liquidity and our business. Among the provisions of the loan agreement that the bank may consider in determining if the Company is in default under the loan agreement is whether any change in the Company’s condition could reasonably be expected to have a material adverse effect on the business, operations, condition (financial or otherwise) or prospects of the Company or the value of any material collateral, or whether any event or circumstance impairs the ability of the Company to repay any obligations owed under the Bank Facility. If a default occurs, the Company could attempt to obtain a waiver from the bank, but there is no assurance that the bank would grant such a waiver.
The Bank Facility is secured by substantially all of the assets of Chromcraft Revington and expires in 2012. There were no borrowings outstanding under the Bank Facility at April 4, 2009.
Note 8. Employee Stock Ownership Plan
Chromcraft Revington sponsors a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees who have completed six months of service. Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP stock transaction. The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust’s repayment obligation under the loan to the ESOP from the Company. The shares of common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company’s loan to the ESOP Trust. As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of total debt service paid in the year. Chromcraft Revington accounts for its ESOP in accordance with AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. Accordingly, unearned ESOP shares are reported as a reduction of stockholders’ equity as reflected in the Consolidated Statement of Stockholders’ Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense, a non-cash charge, for the three months ended April 4, 2009 and March 29, 2008 was $41,000 and $83,000, respectively. ESOP compensation expense for the three months ended April 4, 2009 includes an accrual of $36,000 for the Company’s matching contribution with respect to participants’ pre-tax contributions to the 401(k) plan that is expected to be satisfied in 2010 with the issuance of treasury stock.

ESOP shares at April 4, 2009 and December 31, 2008, respectively, consisted of the following:

	(In thousands)
	April 4,	December 31,
	2009	2008
Allocated shares	268	255
Unearned ESOP shares	1,519	1,536

Total ESOP shares	1,787	1,791

Unearned ESOP shares, at cost	$15,187	$15,356

Fair value of unearned ESOP shares	$592	$599

For the year ended December 31, 2008, shares released from the ESOP Trust that will be allocated to participant ESOP accounts were not sufficient to satisfy the Company’s matching contribution obligation under its 401(k) plan. At December 31, 2008, the Company’s remaining matching contribution liability, not satisfied by shares released from the ESOP Trust, was $235,000.
Note 9. Income Taxes
At April 4, 2009 and December 31, 2008, the Company maintained a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carryforwards, and the ability to generate future taxable income. The Company expects to maintain a full valuation allowance on the entire net deferred tax assets in 2009, resulting in an effective tax rate of zero for the three months ended April 4, 2009.
Note 10. Loss per Share of Common Stock
Due to the net loss in the three months ended April 4, 2009 and March 29, 2008, loss per share, basic and diluted, are the same, as the effect of potential common shares would be antidilutive.
Note 11. Recently Issued Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in U. S. GAAP, and expands the disclosure requirements regarding fair value measurements. The rule does not introduce new requirements mandating the use of fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The required transition date for SFAS 157 was delayed until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption on January 1, 2008 of the portion of SFAS 157 that was not delayed until fiscal years beginning after November 15, 2008 did not have a material effect on our financial position or results of operations. The adoption of the remaining provisions of SFAS 157 on January 1, 2009 did not have a material effect on our financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (“SFAS 141R”), Business Combinations. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of SFAS 141R on January 1, 2009. The adoption of this statement did not affect our financial position or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 on January 1, 2009 did not affect our financial position or results of operations.
Note 12. Subsequent Events
On June 12, 2008, the Company entered into an agreement with Mr. Benjamin M. Anderson-Ray, the Company’s former Chairman and Chief Executive Officer (the “June 2008 Agreement”). This agreement provided for, among other matters, Mr. Anderson-Ray’s separation from employment and resignation as a director with the Company and all subsidiaries effective June 30, 2008 and the amount of severance that the Company initially proposed to pay to Mr. Anderson-Ray. In connection with the June 2008 Agreement, the Company recorded a pre-tax charge of $863,000 in the quarter ended June 28, 2008 for severance and certain other benefit related expenses.
Effective September 2, 2008, Mr. Anderson-Ray informed the Company that he had accepted employment with another company. In accordance with the provisions of both the June 2008 Agreement and Mr. Anderson-Ray’s employment agreement with the Company, the Company’s severance obligations to Mr. Anderson-Ray were reduced to $322,000. In addition, other severance related benefits were reduced under these offset provisions. As a result, the Company recorded a pre-tax reduction to expense of approximately $489,000 in the quarter ended September 27, 2008.
On May 6, 2009, the Company and Mr. Anderson-Ray entered into another agreement (the “May 2009 Agreement”) according to which the Company and Mr. Anderson-Ray agreed, among other matters, to a final amount of severance and other related benefits to be paid to Mr. Anderson-Ray and granted mutual releases to each other. The Company recorded an additional pre-tax reduction to expense of approximately $154,000 in the quarter ended April 4, 2009 with the result being that the Company’s total pre-tax accrual for severance and other related benefits to Mr. Anderson-Ray is $201,000 as of April 4, 2009.

Under the May 2009 Agreement, the Company paid Mr. Anderson-Ray a lump sum of approximately $85,000 on May 14, 2009 and will pay him eleven equal monthly installments of approximately $10,000 on the last day of each month beginning on May 31, 2009 and ending on March 31, 2010.
On September 29, 2008, the Company provided notice to Richard J. Garrity that his employment with the Company was terminated. Mr. Garrity had served as Senior Vice President of supply chain and manufacturing operations at the Company since April, 2007. On May 8, 2009, the Company and Mr. Garrity entered into an agreement in connection with his separation from employment with the Company according to which the Company and Mr. Garrity agreed, among other matters, to the amount of his severance and other related benefits and granted mutual releases to each other. The Company recorded a pre-tax reduction to expense of approximately $180,000 in the quarter ended April 4, 2009 with the result being that the Company’s total pre-tax accrual for severance and other related benefits to Mr. Garrity is $64,000 as of April 4, 2009.
Under the agreement with Mr. Garrity, the Company will pay him a lump sum of approximately $53,000 on May 20, 2009. In addition, the Company agreed to reimburse Mr. Garrity under certain circumstances up to an aggregate of approximately $7,000 for the monthly premiums actually paid by him for continuation coverage under the Company’s group health insurance plan in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”). On May 5, 2009, Mr. Garrity informed the Company that he intended to accept employment with another company and, accordingly, the Company does not expect to reimburse Mr. Garrity for the entire amount of his COBRA premiums.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The furniture industry has rapidly shifted to a global supply chain and foreign manufacturers have used substantially lower labor costs and somewhat lower material costs to achieve a competitive advantage over U.S. based manufacturers. The Company’s residential furniture business is being negatively impacted by low-cost foreign competition, a weak retail furniture market reflecting the effects of the current economic recession, and restructuring activities. The Company’s commercial furniture business has been impacted by the industry-wide reduced spending on contract and institutional projects as a result of the economic recession.
Beginning in 2006, the Company, in response to competitive business conditions in the residential furniture market, began reducing its furniture manufacturing operations and shifting the products manufactured at these domestic facilities to overseas suppliers, primarily located in China. As a result, the Company has incurred asset impairment and restructuring charges for plant shutdowns and consolidation, exit and disposal activities, termination benefits and inventory write-downs since 2006. In 2008, the Company also incurred severance costs in connection with a reorganization of its management. For the first quarter of 2009 and 2008, the Company incurred total asset impairment and restructuring expenses (credits) of ($34,000) and $730,000, respectively, for the restructuring activities implemented in 2008. The $34,000 net restructuring income for the first quarter of 2009 is primarily due to the reduction of $334,000 of accrued severance benefits. The Company entered into revised severance agreements with two former executives which reduced the amounts payable to them.

In 2009, the Company is continuing to reposition its product line in an effort to improve profitability by introducing better value imports, utilizing product licensing arrangements for consumer research and marketing support, and reducing the number of items offered in its product line in an effort to optimize its distribution and logistics operations. The Company expects during this transition that sales and margins will be negatively impacted as slow moving and unprofitable products are eliminated, until new products are introduced. In addition, the Company may need to record inventory write-downs in order to reduce its inventory position during this current weak economic period. Additional costs, including asset impairments and restructuring charges, may occur as the Company continues its transition. The Company believes that the shift in its business model is expected to have a more variable cost structure and will provide greater flexibility in competing in the furniture industry.
Results of Operations
The following table sets forth the Condensed Consolidated Statements of Operations of Chromcraft Revington for the three months ended April 4, 2009 and March 29, 2008 expressed as a percentage of sales.

	Three Months Ended
	April 4,	March 29,
	2009	2008
Sales	100.0%	100.0%
Cost of sales	93.5	83.8

Gross margin	6.5	16.2
Selling, general and administrative expenses	25.0	24.2

Operating loss	(18.5)	(8.0)
Interest expense	(0.4)	(0.2)

Net loss	(18.9)%	(8.2)%

Consolidated sales for the three months ended April 4, 2009 of $16,653,000 represented a 39.4% decrease from $27,463,000 reported for the prior year period. First quarter 2009 shipments of residential furniture were lower as compared to the year ago period primarily due to a weak retail environment reflecting the effects of the economic recession, competitive pressures from imports and restructuring activities, which included the elimination of slow moving and unprofitable products. Commercial furniture shipments also decreased in the first quarter of 2009 as compared to the prior year period primarily due to industry-wide reduced spending on contract and institutional projects attributable to the recessionary environment. Consolidated shipments of imported finished furniture represented approximately 47% of consolidated sales for the first quarter of 2009 as compared to 31% for the prior year period. The consolidated sales decrease for the three months ended April 4, 2009 was primarily due to lower unit volume.
Gross margin for the three months ended April 4, 2009 was negatively impacted by the lower sales volume, competitive price pressure, the disposition of slow moving and unprofitable products, unabsorbed fixed costs and manufacturing inefficiencies, and restructuring related costs.

Selling, general and administrative expenses decreased $2,478,000 to $4,157,000, or 25.0% of sales in the first quarter of 2009 from $6,635,000, or 24.2% of sales, for the prior year period. The decrease in selling, general and administrative expenses for the three months ended April 4, 2009 compared to the same period in the prior year was primarily due to employee reductions and lower selling and administrative expenses, including a reduction of $334,000 of accrued severance benefits. The Company entered into revised severance agreements with two former executives which reduced the amounts payable to them.
Interest expense, net for 2009 of $77,000 was higher as compared to $59,000 in the prior year period primarily due to lower investment earnings on cash equivalents.
At December 31, 2008 and 2007, the Company established a full valuation allowance against the entire net deferred income tax asset balances. The Company expects to maintain a full valuation allowance on the entire net deferred tax assets at December 31, 2009, resulting in an effective tax rate of zero for the first three months of 2009 and the prior year period.
Liquidity and Capital Resources
Operating activities of the Company generated $3,933,000 of cash in the first quarter of 2009 as compared to $3,531,000 of cash used in the prior year period. The higher cash flow from operating activities in 2009 was primarily due to a decrease in inventories as compared to the prior year period. The decrease in inventories is primarily due to a reduction of slow moving and un profitable inventories in the first quarter of 2009.
Investing activities generated cash of $411,000 in the first quarter of 2009 as compared to $57,000 of cash generated in the prior year period. Investing activities include cash received from the sale of assets from restructuring activities of $484,000 in the first quarter of 2009 as compared to $455,000 for the prior year period. The proceeds from the sales of assets in the first three months of 2009 included the sales of idled machinery and equipment. The Company used cash of $73,000 for capital expenditures during the first quarter of 2009, as compared to $398,000 spent in the prior year period. In 2009, the Company expects to spend approximately $400,000 for capital expenditures.
At April 4, 2009, the Company had cash and cash equivalents of $5,223,000 and approximately $9,800,000 in availability under a Bank Facility. The availability under the Bank Facility at April 4, 2009 was approximately $5,200,000 lower than at December 31, 2008 primarily due to reduced levels of eligible accounts receivable and inventories. There were no borrowings outstanding under the Bank Facility at the end of the first quarter of 2009. The Bank Facility expires in 2012 and is secured by substantially all of the assets of the Company. The Company’s ability to borrow under the Bank Facility is dependent upon a borrowing base calculation consisting of our eligible accounts receivable and inventories, as well as our compliance with the terms of the loan agreement. While the Company expects to comply with the loan agreement, in the event that the Company is in default under the loan agreement, the bank could declare all obligations then outstanding to be immediately due, terminate the Bank Facility extended to the Company and take certain other actions as a secured creditor, which could adversely affect our liquidity and our business. Among the provisions of the loan agreement that the bank may consider in determining if the Company is in default under the loan agreement is whether any change in the Company’s condition could reasonably be expected to have a material adverse effect on the business, operations, condition (financial or otherwise) or prospects of the Company or the value of any material collateral, or whether any event or circumstance impairs the ability of the Company to repay any obligations owed under the Bank Facility. If a default occurs, the Company could attempt to obtain a waiver from the bank, but there is no assurance that the bank would grant such a waiver. In addition, certain covenants and restrictions, including a fixed charge coverage ratio as defined in the loan agreement, will become effective if availability under the Bank Facility is less than $5,000,000. The Company did not comply with the fixed charge coverage ratio at April 4, 2009; however, the Company’s availability under the Bank Facility exceeded $5,000,000 at April 4, 2009 and, accordingly, the covenant regarding this ratio did not apply at the end of the first quarter of 2009. The Company expects to have availability under the Bank Facility in excess of $5,000,000 during 2009.

The Company believes that its cash and availability under its Bank Facility will be adequate to meet its short term liquidity requirements. The Company has implemented expense controls and limitations on capital expenditures to conserve cash during the current economic recession. The Company also expects to further reduce its working capital investment in 2009, primarily due to a decrease in inventory to generate cash. The Company will need to generate cash flow from operations in future periods in order to meet its long term liquidity needs. In the absence of adequate cash flow from operations in the future, the Company may need to further restrict expenditures, sell assets, or seek additional business funding.
Recently Issued Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in U. S. GAAP, and expands the disclosure requirements regarding fair value measurements. The rule does not introduce new requirements mandating the use of fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The required transition date for SFAS 157 was delayed until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption on January 1, 2008 of the portion of SFAS 157 that was not delayed until fiscal years beginning after November 15, 2008 did not have a material effect on our financial position or results of operations. The adoption of the remaining provisions of SFAS 157 on January 1, 2009 did not have a material effect on our financial position or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (“SFAS 141R”), Business Combinations. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of SFAS 141R on January 1, 2009. The adoption of this statement did not affect our financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 on January 1, 2009 did not affect our financial position or results of operations.
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
Among the risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions, including the current recessionary trends in the U.S. economy; import and domestic competition in the furniture industry; ability of the Company to execute its business strategies, implement its new business model and successfully complete its business transition; supply disruptions with products manufactured in China; continued availability under the Company’s bank credit facility; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new home and existing home sales; financial viability of the Company’s customers and their ability to continue or increase product orders; loss of key management; other factors that generally affect business; and the risks set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2008 and Form 10-Q for the quarter ended April 4, 2009.
The Company does not undertake any obligation to update or revise publicly any forward-looking statements to reflect information, events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or circumstances.
Item 4T. Controls and Procedures
Chromcraft Revington’s principal executive officer and principal financial officer have concluded, based upon their evaluation, that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of the end of the period covered by this Form 10-Q.
The Company designed a control relating to the costing and valuation process of the inventories at one location. There have been no other significant changes in Chromcraft Revington’s internal control over financial reporting that occurred during the first quarter of 2009 that may have materially affected, or are reasonably likely to materially affect, Chromcraft Revington’s internal control over financial reporting.

PART II.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to shares of Chromcraft Revington common stock repurchased by the Company during the three months ended April 4, 2009.
Purchases of Equity Securities by the Issuer
The Company did not purchase any equity securities during the first quarter of 2009.

			Total number of	Maximum number (or
	Total	Average	shares purchased	approximate dollar value)
	number	price	as part of publicly	of shares that may yet
	of shares	paid	announced	be purchased under
Period	purchased	per share	plans or programs	the plans or programs (1)

January 1, 2009 to January 31, 2009	—	—	—	660,098

February 1, 2009 to February 28, 2009	—	—	—	660,098

March 1, 2009 to April 4, 2009	—	—	—	660,098

Total	—	$—	—

(1)	The Company has maintained a share repurchase program since 1997.
Item 6. Exhibits

3.1
Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

3.2	By-laws of the Registrant, as amended, filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on April 7, 2009, is incorporated herein by reference.

31.1	Certification of Chief Executive Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Vice President — Finance and Principal Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Chromcraft Revington, Inc. (Registrant)

Date: May 19, 2009	By:	/s/ Ronald H. Butler

Ronald H. Butler,
Chairman and Chief Executive Officer

Date: May 19, 2009	By:	/s/ Myron D. Hamas

Myron D. Hamas,
Vice President - Finance and
Principal Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Vice President — Finance and Principal Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certifications of Chief Executive Officer and Vice President — Finance and Principal Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).