Form 10-Q
period 2009-07-04
CHROMCRAFT REVINGTON INC
filed 2009-08-18
CIK 884130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009
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
The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 6,130,049 as of July 31, 2009

PART I.

Item 1.	Financial Statements
Condensed Consolidated Statements of Operations (unaudited)
Chromcraft Revington, Inc.
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Sales	$14,598	$25,605	$31,251	$53,068

Cost of sales	12,923	23,558	28,494	46,572

Gross margin	1,675	2,047	2,757	6,496

Selling, general and administrative expenses	4,061	7,969	8,218	14,604

Operating loss	(2,386)	(5,922)	(5,461)	(8,108)

Interest expense, net	(78)	(116)	(155)	(175)

Net loss	$(2,464)	$(6,038)	$(5,616)	$(8,283)

Basic and diluted loss per share of common stock	$(.53)	$(1.32)	$(1.22)	$(1.81)

Shares used in computing loss per share	4,613	4,582	4,603	4,572
See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	July 4,	December 31,
	2009	2008

Assets

Cash and cash equivalents	$3,062	$879
Accounts receivable, less allowance of $825 in 2009 and 2008	8,312	11,655
Inventories	15,230	21,726
Assets held for sale	—	490
Prepaid expenses and other	1,143	1,000

Current assets	27,747	35,750

Property, plant and equipment, net	9,128	9,549
Other assets	691	688

Total assets	$37,566	$45,987

Liabilities and Stockholders’ Equity

Accounts payable	$2,496	$3,684
Accrued liabilities	4,889	6,410

Current liabilities	7,385	10,094

Deferred compensation	662	795
Other long-term liabilities	1,680	1,667

Total liabilities	9,727	12,556

Stockholders’ equity	27,839	33,431

Total liabilities and stockholders’ equity	$37,566	$45,987

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	Six Months Ended
	July 4,	June 28,
	2009	2008

Operating Activities
Net loss	$(5,616)	$(8,283)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization expense	526	811
Non-cash share based and ESOP compensation expense	68	194
Provision for doubtful accounts	314	502
Non-cash inventory write-downs	576	2,358
Non-cash asset impairment charges	3	210
Changes in operating assets and liabilities
Accounts receivable	3,029	(2,002)
Inventories	5,920	(2,275)
Prepaid expenses and other	(143)	1,089
Accounts payable and accrued liabilities	(2,753)	(215)
Long-term liabilities and assets	(123)	401

Cash provided by (used in) operating activities	1,801	(7,210)

Investing Activities
Capital expenditures	(105)	(730)
Proceeds on disposal of assets	487	455

Cash provided by (used in) investing activities	382	(275)

Change in cash and cash equivalents	2,183	(7,485)

Cash and cash equivalents at beginning of the period	879	8,785

Cash and cash equivalents at end of the period	$3,062	$1,300

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
Chromcraft Revington, Inc.
Six Months Ended July 4, 2009
(In thousands, except share data)

			Capital in	Unearned				Total
	Common Stock		Excess of	ESOP	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Par Value	Shares	Earnings	Shares	Amount	Equity

Balance at January 1, 2009	7,945,363	$80	$17,688	$(15,356)	$52,179	(1,819,154)	$(21,160)	$33,431

ESOP compensation expense	—	—	(323)	339	—	—	—	16

Issuance of restricted stock awards	3,840	—	—	—	—	—	—	—

Share based compensation	—	—	8	—	—	—	—	8

Net loss	—	—	—	—	(5,616)	—	—	(5,616)

Balance at July 4, 2009	7,949,203	$80	$17,373	$(15,017)	$46,563	(1,819,154)	$(21,160)	$27,839

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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 4, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in Chromcraft Revington’s annual report on Form 10-K for the year ended December 31, 2008. Subsequent events have been evaluated through August 18, 2009, which is the date the financial statements were issued.
Note 2. Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of six months or less to be cash equivalents.
At July 4, 2009, one or more of the financial institutions holding the Company’s cash accounts are participating in the FDIC’s Transaction Account Guarantee Program. Under the program, through December 31, 2009, all noninterest-bearing transaction accounts at these institutions are fully guaranteed by the FDIC for the entire amount in the account.
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

In 2008, the Company incurred asset impairment and restructuring expenses for the closure of two manufacturing plants, reorganized its management, and began the consolidation of its distribution facilities. These restructuring activities were completed in the second quarter of 2009.
Restructuring charges include write-downs of raw materials and in-process inventories related to plant closures to net realization value, one-time termination benefits, and costs for exit and disposal activities. Asset impairment charges were recorded to reduce the carrying value of building, machinery and equipment to actual sales value. The Company modified severance arrangements with two former executives, resulting in a $334,000 decrease to one-time termination benefits for the six months ended July 4, 2009.
Restructuring charges (credits) recorded for the three and six months ended July 4, 2009 and June 28, 2008 were as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Restructuring charges:
Exit and disposal activities	$93	$46	$292	$46
One-time termination benefits	50	384	(189)	384
Inventory write-downs	—	(7)	—	513

Total restructuring costs	143	423	103	943

Asset impairment charges	(3)	—	3	210

	$140	$423	$106	$1,153

Statements of Operations classification:
Gross margin	$102	$363	$330	$1,093
Selling, general and administrative expenses	38	60	(224)	60

	$140	$423	$106	$1,153

The Company incurred total restructuring costs of $4,895,000 in connection with the 2008 restructuring activities, as follows:

	(In thousands)
	Year Ended	Six Months Ended
	December 31,	July 4,
	2008	2009	Total

Exit and disposal activities	$246	$292	$538
One-time termination benefits	2,051	(189)	1,862
Inventory write-downs	2,495	—	2,495

	$4,792	$103	$4,895

Charges (credits) to expense, cash payments or asset write-downs for the six months ended July 4, 2009 and June 28, 2008, and the restructuring liabilities (assets) at July 4, 2009 and June 28, 2008 were as follows:

	(In thousands)
	Balance	Six Months Ended July 4, 2009			Balance
	December 31,	Charges to	Cash	Asset	July 4,
	2008	Expense	Payments	Write-downs	2009

Exit and disposal activities	$(127)	$292	$(190)	$—	$(25)
One-time termination benefits	1,029	(189)	(311)	—	529
Asset impairment charges	—	3	—	(3)	—

	$902	$106	$(501)	$(3)	$504

	(In thousands)
	Balance	Six Months Ended June 28, 2008			Balance
	January 1,	Charges to	Cash	Asset	June 28,
	2008	Expense	Payments	Write-downs	2008

Exit and disposal activities	$—	$46	$(46)	$—	$—
One-time termination benefits	—	384	(276)	—	108
Inventory write-downs	—	513	—	(513)	—
Asset impairment charges	—	210	—	(210)	—

	$—	$1,153	$(322)	$(723)	$108

Note 4. Inventories
Inventories at July 4, 2009 and December 31, 2008 consisted of the following:

	(In thousands)
	July 4,	December 31,
	2009	2008
Raw materials	$4,425	$3,827
Work-in-process	629	1,471
Finished goods	10,176	16,428

	$15,230	$21,726

Inventory reserves decreased $2,564,000, on a net basis, in the six months ended July 4, 2009, primarily attributable to a reduction of slow moving and unprofitable products.

Note 5. Property, Plant and Equipment
Property, plant and equipment at July 4, 2009 and December 31, 2008 consisted of the following:

	(In thousands)
	July 4,	December 31,
	2009	2008

Land	$324	$324
Buildings and improvements	18,431	18,431
Machinery and equipment	23,229	23,309
Leasehold improvements	696	696
Construction in progress	1,031	960

	43,711	43,720

Less accumulated depreciation and amortization	(34,583)	(34,171)

	$9,128	$9,549

At July 4, 2009 and December 31, 2008 construction in progress included $765,000 of capitalized costs for a new information technology system. The Company has delayed further expenditures on this project to 2010 to conserve cash during the economic recession.
Note 6. Accrued Liabilities
Accrued liabilities at July 4, 2009 and December 31, 2008 consisted of the following:

	(In thousands)
	July 4,	December 31,
	2009	2008
Property tax	$470	$520
Employee-related benefits	937	835
Deferred compensation and severance	1,118	1,740
Other accrued liabilities	2,364	3,315

	$4,889	$6,410

Note 7. Bank Debt
The Company has a revolving loan facility with a bank (“Bank Facility”) that allows it to borrow up to $30,000,000 based on eligible accounts receivable and inventories. The interest rate under the Bank Facility is determined based, at the Company’s option, on either the bank’s prime rate or the London Interbank Offered Rate (LIBOR). The Bank Facility is secured by substantially all of the assets of the Company and expires in 2012. There were no borrowings outstanding under the Bank Facility at July 4, 2009.

At July 4, 2009, the Company had approximately $9,500,000 in unused availability under the Bank Facility, which reflects a $1,000,000 reduction for a letter of credit outstanding in connection with a self-insured workers’ compensation program. Certain covenants and restrictions, including a fixed charge coverage ratio as defined in the loan agreement, will become effective if availability under the Bank Facility is less than $5,000,000. The Company did not comply with the fixed charge coverage ratio at July 4, 2009; however, the Company’s availability under the Bank Facility exceeded $5,000,000 at July 4, 2009 and, accordingly, the covenant regarding this ratio did not apply at the end of the second quarter of 2009.
Note 8. Employee Stock Ownership Plan
Chromcraft Revington sponsors a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees who have completed six months of service. Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP stock transaction. The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust’s repayment obligation under the loan to the ESOP from the Company. The shares of common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company’s loan to the ESOP Trust. As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of total debt service paid in the year. Chromcraft Revington accounts for its ESOP in accordance with AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. Accordingly, unearned ESOP shares are reported as a reduction of stockholders’ equity as reflected in the Consolidated Statement of Stockholders’ Equity of the Company. As shares are committed to be released, Chromcraft Revington includes in ESOP compensation expense the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense for the three and six months ended July 4, 2009 was $39,000 and $80,000, respectively, compared to $67,000 and $150,000, respectively, for the prior year periods.
ESOP shares at July 4, 2009 and December 31, 2008, respectively, consisted of the following:

	(In thousands)
	July 4,	December 31,
	2009	2008
Allocated shares	291	255
Unearned ESOP shares	1,502	1,536

Total ESOP shares	1,793	1,791

Unearned ESOP shares, at cost	$15,017	$15,356

Fair value of unearned ESOP shares	$1,427	$599

For the year ended December 31, 2008, shares released from the ESOP Trust that will be allocated to participant ESOP accounts were not sufficient to satisfy the Company’s matching contribution obligation under its 401(k) plan. The Company’s matching contribution liability for 2008 that was not satisfied by shares released from the ESOP Trust is approximately $254,000. The Company is considering the method by which this liability will be satisfied.

Note 9. Income Taxes
At July 4, 2009 and December 31, 2008, the Company maintained a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating losses, the likelihood of the utilization of net operating loss tax carryforwards, and the ability to generate future taxable income. The Company expects to maintain a full valuation allowance on the entire net deferred tax assets in 2009, resulting in an effective tax rate of zero for the six months ended July 4, 2009.
Note 10. Loss per Share of Common Stock
Due to the net loss in the six months ended July 4, 2009 and June 28, 2008, loss per share, basic and diluted, are the same, as the effect of potential common stock equivalents would be antidilutive.
Note 11. Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in U. S. GAAP, and expands the disclosure requirements regarding fair value measurements. The rule does not introduce new requirements mandating the use of fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The required transition date for SFAS 157 was delayed until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption on January 1, 2008 of the portion of SFAS 157 that was not delayed until fiscal years beginning after November 15, 2008 did not have a material effect on the Company’s financial position or results of operations. The adoption of the remaining provisions of SFAS 157 on January 1, 2009 did not have a material effect on the Company’s financial position or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (“SFAS 141R”), Business Combinations. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the provisions of SFAS 141R on January 1, 2009. The adoption of this statement did not affect the Company’s financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 on January 1, 2009 did not affect the Company’s financial position or results of operations.
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS 165”), Subsequent Events, which codifies the guidance regarding the disclosure of events occurring subsequent to the balance sheet date. SFAS 165 does not change the definition of a subsequent event (i.e., an event or transaction that occurs after the balance sheet date but before the financial statements are issued) but requires disclosure of the date through which subsequent events were evaluated when determining whether adjustment to or disclosure in the financial statements is required. We adopted the provisions of SFAS 165 for the quarter ended July 4, 2009. Adoption of SFAS 165 did not affect the Company’s financial condition, results of operations or cash flows.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”), The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 replaces SFAS 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB. The Codification is to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) and it supersedes all existing non-SEC accounting and reporting standards. SFAS 168 also identifies the framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company expects that the adoption of SFAS 168 will not have a material impact on the Company’s financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Operating results for the first half of 2009 were negatively impacted by the significant economic downturn and restructuring activities as part of the Company’s business model transition. The Company is repositioning its residential furniture product line in an effort to improve profitability by introducing better value imports, utilizing a product licensing arrangement for consumer research and marketing support, and replacing unprofitable and slow moving items offered in its line with higher velocity items to improve customer service. A recently launched Southern Living™ licensed furniture collection is an example of the Company’s product line repositioning. The weak retail business conditions as a result of the current recessionary environment have slowed the Company’s restructuring efforts to reposition its product line. The Company is also moving away from a high cost manufacturing model to global sourcing with lower costs. Management continues to review and cut operating costs to be in line with its current revenue base as the Company completes its business transition. The Company’s new business model is expected to result in a more variable cost structure and provide greater flexibility in competing in the furniture industry.

The Company expects that sales and margins will be negatively impacted as slow moving and unprofitable products are eliminated and new products are introduced. Additional costs, including asset impairments, inventory write-downs, severance costs and other restructuring charges, may occur as the Company continues its business model transition. A prolonged economic recession could cause outcomes to differ materially from those expected above.
Results of Operations
The following table sets forth the Condensed Consolidated Statements of Operations of Chromcraft Revington for the three and six months ended July 4, 2009 and June 28, 2008 expressed as a percentage of sales.

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.5	92.0	91.2	87.8

Gross margin	11.5	8.0	8.8	12.2
Selling, general and administrative expenses	27.8	31.1	26.3	27.5

Operating loss	(16.3)	(23.1)	(17.5)	(15.3)
Interest expense	(0.6)	(0.5)	(0.5)	(0.3)

Net loss	(16.9)%	(23.6)%	(18.0)%	(15.6)%

Consolidated sales for the three and six months ended July 4, 2009 of $14,598,000 and $31,251,000, respectively, represented a decrease of 43.0% and 41.1%, respectively, from the same periods last year. Residential furniture shipments in 2009 were lower than the year ago periods mainly due to a weak retail environment reflecting the effects of the economic recession, restructuring activities including the elimination of slow moving and unprofitable products and reduction of customer accounts, and import competition. Discontinued slow moving and unprofitable products included upholstery and higher-priced solid wood bedroom and dining room furniture. Commercial furniture shipments decreased in 2009 as compared to the prior year periods primarily due to industry-wide reduced spending on contract and institutional projects attributable to the recessionary environment. Commercial furniture sales for the second quarter trended higher as compared to the first quarter of 2009. The consolidated sales decrease for 2009 was primarily due to lower unit volume.
Gross margin for the three and six months ended July 4, 2009 was $1,675,000 and $2,757,000, respectively, compared to $2,047,000 and $6,496,000, respectively, for the prior year periods. The lower sales volume, the disposition of slow moving and unprofitable products, competitive price pressures, unabsorbed fixed costs and manufacturing inefficiencies negatively impacted gross margin in 2009. These higher costs were partially offset by cost reductions primarily from a reduction in employment level and the shutdown and consolidation of facilities. Gross margin includes non-cash charges for inventory write-downs and restructuring costs. For the three and six months ended July 4, 2009 inventory write-downs were $413,000 and $576,000, respectively, compared to $1,808,000 and $2,358,000, respectively, for the corresponding periods in 2008. Inventory write-downs were recorded to reflect anticipated net realizable value on disposition. The inventory write-downs were primarily due to slow moving and unprofitable products and excess inventory levels. Restructuring and asset impairment costs, excluding inventory write-downs, charged to gross margin for three and six months ended July 4, 2009 were $102,000 and $330,000, respectively, compared to $370,000 and $580,000, respectively, for the same periods in 2008.

Selling, general and administrative expenses decreased $3,908,000 and $6,386,000 in the three and six months ended July 4, 2009, respectively, compared to the same periods last year. Selling, general and administrative expenses were lower in 2009 primarily due to a decrease in compensation related expenses, severance costs, sales commissions and other selling costs. Compensation and selling related expenses decreased in 2009 primarily due to restructuring activities. In 2009, severance arrangements with the former chief executive officer and another officer of the Company were modified resulting in a $334,000 decrease to severance expense for the six months ended July 4, 2009. Severance costs in the second quarter of 2008 included a charge of $863,000 related to a separation agreement with the former chief executive officer.
Interest expense, net, which includes Bank Facility fees, was $78,000 and $155,000, respectively, for the three and six months ended July 4, 2009 compared to $116,000 and $175,000, respectively, in the prior year periods.
At December 31, 2008 and 2007, the Company maintained a full valuation allowance against the entire net deferred income tax asset balances. The Company expects to maintain a full valuation allowance on the entire net deferred tax assets at December 31, 2009, resulting in an effective tax rate of zero for the quarter and six months ended July 4, 2009 and the prior year periods.
Liquidity and Capital Resources
Operating activities of the Company generated $1,801,000 of cash for the six months ended July 4, 2009 as compared to $7,210,000 of cash used in the prior year period. The increase in cash in 2009 was primarily due to a reduction in working capital investment. Working capital, excluding cash, decreased $7,477,000 during the first six months of 2009 to $17,300,000 from $24,777,000 at December 31, 2008. Inventories were reduced by $5,920,000 in the first half of 2009 primarily attributable to a reduction of slow moving and unprofitable products.
Investing activities generated cash of $382,000 for the six months ended July 4, 2009 as compared to $275,000 of cash used in the prior year period. Investing activities include cash received from the sale of assets from restructuring activities of $487,000 in the first six months of 2009 compared to $455,000 for the prior year period. The Company used cash of $105,000 for capital expenditures during the first six months of 2009, as compared to $730,000 spent in the prior year period. In 2009, the Company expects to spend less than $400,000 for capital expenditures.

At July 4, 2009, the Company had cash and cash equivalents of $3,062,000 and approximately $9,500,000 in availability under a Bank Facility based on eligible accounts receivable and inventories. There were no borrowings outstanding under the Bank Facility at the end of the second quarter of 2009. The Bank Facility expires in 2012 and is secured by substantially all of the assets of the Company. Certain covenants and restrictions, including a fixed charge coverage ratio as defined in the loan agreement, will become effective if availability under the Bank Facility is less than $5,000,000. The Company did not comply with the fixed charge coverage ratio at July 4, 2009; however, the Company’s availability under the Bank Facility exceeded $5,000,000 at July 4, 2009 and, accordingly, the covenant regarding this ratio did not apply at the end of the second quarter of 2009. The Company expects to have availability under the Bank Facility in excess of $5,000,000 during the remainder of 2009.
The Company’s ability to borrow under the Bank Facility is dependent upon a borrowing base calculation consisting of eligible accounts receivable and inventories, as well as compliance with the terms of the Bank Facility. While the Company expects to comply with the Bank Facility, in the event that it is in default, the bank could declare all obligations then outstanding to be immediately due, terminate the Bank Facility extended to the Company and take certain other actions as a secured creditor, which could adversely affect the Company’s liquidity and business. Among the provisions of the Bank Facility that the bank may consider in determining if the Company is in default is whether any change in the Company’s condition could reasonably be expected to have a material adverse effect on the business, operations, condition (financial or otherwise) or prospects of the Company or the value of any material collateral, or whether any event or circumstance impairs the ability of the Company to repay any obligations owed under the Bank Facility. If a default occurs, the Company could attempt to obtain a waiver from the bank, but there is no assurance that the bank would grant such a waiver.
The Company believes that its cash and availability under its Bank Facility will be adequate to meet its short term liquidity requirements. The Company has implemented expense controls and limitations on capital expenditures to conserve cash during the current economic recession. The Company also expects to further reduce its working capital investment in the second half of 2009, primarily from inventories, to generate cash. The Company will need to generate cash flow from operations in future periods in order to meet its long term liquidity needs. In the absence of adequate cash flow from operations in the future, the Company may need to further restrict expenditures, sell assets, or seek additional business funding.
Recently Issued Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in U. S. GAAP, and expands the disclosure requirements regarding fair value measurements. The rule does not introduce new requirements mandating the use of fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The required transition date for SFAS 157 was delayed until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption on January 1, 2008 of the portion of SFAS 157 that was not delayed until fiscal years beginning after November 15, 2008 did not have a material effect on the Company’s financial position or results of operations. The adoption of the remaining provisions of SFAS 157 on January 1, 2009 did not have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (“SFAS 141R”), Business Combinations. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the provisions of SFAS 141R on January 1, 2009. The adoption of this statement did not affect the Company’s financial position or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 on January 1, 2009 did not affect the Company’s financial position or results of operations.
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS 165”), Subsequent Events, which codifies the guidance regarding the disclosure of events occurring subsequent to the balance sheet date. SFAS 165 does not change the definition of a subsequent event (i.e., an event or transaction that occurs after the balance sheet date but before the financial statements are issued) but requires disclosure of the date through which subsequent events were evaluated when determining whether adjustment to or disclosure in the financial statements is required. We adopted the provisions of SFAS 165 for the quarter ended July 4, 2009. Adoption of SFAS 165 did not affect the Company’s financial condition, results of operations or cash flows.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”), The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 replaces SFAS 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB. The Codification is to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP and it supersedes all existing non-SEC accounting and reporting standards. SFAS 168 also identifies the framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company expects that the adoption of SFAS 168 will not have a material impact on the Company’s financial condition, results of operations or cash flows.

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
Among the risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions, including the impact of the current global recession; import and domestic competition in the furniture industry; ability of the Company to execute its business strategies, implement its new business model and successfully complete its business transition; ability to grow sales and reduce expenses to eliminate its operating loss; supply disruptions with products manufactured in China; continued availability under the Company’s Bank Facility; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new home and existing home sales; financial viability of the Company’s customers and their ability to continue or increase product orders; loss of key management; other factors that generally affect business; and the risks set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
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
There were no changes in Chromcraft Revington’s internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
(c) The Company did not purchase any equity securities during the second quarter of 2009.

On May 21, 2009, the Board of Directors of the Company terminated the Company’s common stock repurchase program. The Company does not anticipate repurchasing shares of its common stock in the open market in the near term.

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	Chromcraft Revington held its annual meeting of stockholders on May 21, 2009.
(b)
and (c) All directors nominated were elected to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. Set forth below are the votes cast for each director.

	Votes
Directors	For	Withheld
Ronald H. Butler	2,760,098	633,880
John R. Hesse	2,426,823	967,155
David L. Kolb	2,731,355	662,623
Larry P. Kunz	2,428,380	965,598
Theodore L. Mullett	2,402,005	991,973
Craig R. Stokely	2,731,355	662,623
John D. Swift	2,761,419	632,559

Item 5.	Other Information
Compensatory Arrangements with Certain Former Executive Officers
As previously disclosed, on June 12, 2008, the Company entered into a Mutual Separation and Release Agreement with Mr. Benjamin M. Anderson-Ray, the Company’s former Chairman and Chief Executive Officer (the “June 2008 Agreement”). This agreement provided, among other matters, for Mr. Anderson-Ray’s separation from employment and resignation as a director with the Company and all subsidiaries effective June 30, 2008 and the amount of severance that the Company initially proposed to pay to Mr. Anderson-Ray. The June 2008 Agreement was attached as Exhibit 10.93 to the Company’s Form 10-Q for the quarter ended June 28, 2008.
On May 6, 2009, the Company and Mr. Anderson-Ray entered into another agreement (the “May 2009 Agreement”) according to which the Company and Mr. Anderson-Ray agreed, among other matters, to a reduced and final amount of severance and other related benefits to be paid to Mr. Anderson-Ray and granted mutual releases to each other. Under the May 2009 Agreement, the Company paid Mr. Anderson-Ray a lump sum of approximately $85,000 on May 14, 2009 and will pay him eleven equal monthly installments of approximately $10,000 on the last day of each month beginning on May 31, 2009 and ending on March 31, 2010. The May 2009 Agreement is attached to this Form 10-Q as Exhibit 10.9.

The Company initially recorded a pre-tax charge of $863,000 in the quarter ended June 28, 2008 for severance and other benefit related expenses to Mr. Anderson-Ray under the June 2008 Agreement. Because of the provisions of the May 2009 Agreement and the offsets for Mr. Anderson-Ray’s subsequent employment with another company, the Company’s total pre-tax accrual for severance and other related benefits to Mr. Anderson-Ray was reduced to $201,000 as of April 4, 2009.
As previously disclosed, on May 8, 2009, the Company and Mr. Richard J. Garrity, the Company’s former Senior Vice President of supply chain operations, entered into a Mutual Settlement and Release Agreement (the “Garrity Agreement”), in connection with Mr. Garrity’s separation from employment with the Company. Among other matters, the Company and Mr. Garrity agreed to a reduced and final amount of severance and other related benefits and granted mutual releases to each other.
In accordance with the Garrity Agreement, the Company paid Mr. Garrity a lump sum of approximately $53,000 on May 20, 2009. In addition, the Company agreed to reimburse Mr. Garrity under certain circumstances up to an aggregate of approximately $7,000 for the monthly premiums actually paid by him for continuation coverage under the Company’s group health insurance plan in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”). Mr. Garrity informed the Company that he accepted employment with another company and, accordingly, the Company does not expect to reimburse Mr. Garrity beyond July 2009 for his COBRA premiums. The Garrity Agreement is attached to this Form 10-Q as Exhibit 10.99.
The Company initially recorded a pre-tax charge of $300,000 in the quarter ended September 27, 2008 for severance and other benefit related expenses to Mr. Garrity. Because of the provisions of the Garrity Agreement and the offsets for Mr. Garrity’s subsequent employment with another company, the Company’s total pre-tax accrual for severance and other related benefits to Mr. Garrity was reduced to $64,000 as of April 4, 2009.

Item 6.	Exhibits

3.1
Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

3.2	By-laws of the Registrant, as amended, filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on April 7, 2009, is incorporated herein by reference.

10.9	Mutual Settlement and Release Agreement dated May 6, 2009, between the Registrant and Benjamin M. Anderson-Ray (filed herewith).

10.99	Mutual Settlement and Release Agreement dated May 8, 2009, between Registrant and Richard J. Garrity (filed herewith).

31.1	Certification of Chief Executive Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Vice President — Finance and Principal Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Chromcraft Revington, Inc.
(Registrant)
Date: August 18, 2009	By:	/s/ Ronald H. Butler
Ronald H. Butler,
Chairman and Chief Executive Officer

Date: August 18, 2009	By:	/s/ Myron D. Hamas
Myron D. Hamas,
Vice President — Finance and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1
Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

3.2	By-laws of the Registrant, as amended, filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on April 7, 2009, is incorporated herein by reference.

10.9	Mutual Settlement and Release Agreement dated May 6, 2009, between the Registrant and Benjamin M. Anderson-Ray (filed herewith).

10.99	Mutual Settlement and Release Agreement dated May 8, 2009, between Registrant and Richard J. Garrity (filed herewith).

31.1	Certification of Chief Executive Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Vice President — Finance and Principal Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certifications of Chief Executive Officer and Vice President — Finance and Principal Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).