Form 10-Q
period 2009-10-03
CHROMCRAFT REVINGTON INC
filed 2009-11-17
CIK 884130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009
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
The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 6,130,049 as of October 31, 2009

PART I.

Item 1.	Financial Statements
Condensed Consolidated Statements of Operations (unaudited)
Chromcraft Revington, Inc.
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Sales	$16,030	$23,071	$47,281	$76,139

Cost of sales	13,155	26,683	41,649	73,255

Gross margin (expense)	2,875	(3,612)	5,632	2,884

Selling, general and administrative expenses	3,776	6,225	11,994	20,829

Operating loss	(901)	(9,837)	(6,362)	(17,945)

Interest expense	(78)	(128)	(233)	(303)

Loss before income tax expense	(979)	(9,965)	(6,595)	(18,248)

Income tax expense	—	(202)	—	(202)

Net loss	$(979)	$(10,167)	$(6,595)	$(18,450)

Basic and diluted loss per share of common stock	$(0.21)	$(2.23)	$(1.43)	$(4.04)

Shares used in computing loss per share	4,633	4,561	4,613	4,568
See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	October 3,	December 31,
	2009	2008

Assets

Cash and cash equivalents	$3,171	$879

Accounts receivable, less allowance of $700 in 2009 and $825 in 2008	8,408	11,655

Inventories	14,217	21,726

Assets held for sale	—	490

Prepaid expenses and other	1,265	1,000

Current assets	27,061	35,750

Property, plant and equipment, net	8,947	9,549

Other assets	703	688

Total assets	$36,711	$45,987

Liabilities and Stockholders’ Equity

Accounts payable	$3,072	$3,684

Accrued liabilities	4,414	6,410

Current liabilities	7,486	10,094

Deferred compensation	633	795

Other long-term liabilities	1,713	1,667

Total liabilities	9,832	12,556

Stockholders’ equity	26,879	33,431

Total liabilities and stockholders’ equity	$36,711	$45,987

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	Nine Months Ended
	October 3,	September 27,
	2009	2008

Operating Activities
Net loss	$(6,595)	$(18,450)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Depreciation and amortization expense	775	1,175
Deferred income taxes	—	202
Non-cash share based and ESOP compensation expense	73	249
Provision for doubtful accounts	316	641
Non-cash inventory write-downs	698	4,880
Non-cash asset impairment charges	3	4,610
Changes in operating assets and liabilities
Accounts receivable	2,931	(1,330)
Inventories	6,811	(4,484)
Prepaid expenses and other	(265)	922
Accounts payable and accrued liabilities	(2,638)	480
Long-term liabilities and assets	(131)	(150)

Cash provided by (used in) operating activities	1,978	(11,255)

Investing Activities
Capital expenditures	(173)	(1,290)
Proceeds on disposal of assets	487	1,120

Cash provided by (used in) investing activities	314	(170)

Financing Activities
Net borrowing under a bank revolving credit line	—	2,818
Stock repurchase from related party	—	(156)
Purchase of common stock by ESOP trust	—	(22)

Cash provided by financing activities	—	2,640

Change in cash and cash equivalents	2,292	(8,785)

Cash and cash equivalents at beginning of the period	879	8,785

Cash and cash equivalents at end of the period	$3,171	$—

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
Chromcraft Revington, Inc.
Nine Months Ended October 3, 2009
(In thousands, except share data)

			Capital in	Unearned				Total
	Common Stock		Excess of	ESOP	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Par Value	Shares	Earnings	Shares	Amount	Equity

Balance at January 1, 2009	7,945,363	$80	$17,688	$(15,356)	$52,179	(1,819,154)	$(21,160)	$33,431

ESOP compensation expense	—	—	(474)	508	—	—	—	34

Issuance of restricted stock awards	3,840	—	—	—	—	—	—	—

Share based compensation	—	—	9	—	—	—	—	9

Net loss	—	—	—	—	(6,595)	—	—	(6,595)

Balance at October 3, 2009	7,949,203	$80	$17,223	$(14,848)	$45,584	(1,819,154)	$(21,160)	$26,879

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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended October 3, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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
At October 3, 2009, one or more of the financial institutions holding the Company’s cash accounts are participating in the FDIC’s Transaction Account Guarantee Program. Under the program, through December 31, 2009, all noninterest-bearing transaction accounts at these institutions are fully guaranteed by the FDIC for the entire amount in the account.
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
Restructuring charges include write-downs of raw materials and in-process inventories related to plant closures to net realization value, one-time termination benefits, and costs for exit and disposal activities. Asset impairment charges were recorded to reduce the carrying value of building, machinery and equipment to fair value based on orderly sales transactions. The Company modified severance arrangements with two former executives, resulting in a $334,000 decrease to one-time termination benefits for the nine months ended October 3, 2009.
Restructuring charges (credits) recorded for the three and nine months ended October 3, 2009 and September 27, 2008 were as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Restructuring charges:
Exit and disposal activities	$—	$35	$292	$81
One-time termination benefits	—	295	(189)	1,542
Inventory write-downs	—	1,901	—	2,414

Total restructuring costs	—	2,231	103	4,037

Asset impairment charges	—	4,400	3	4,610

	$—	$6,631	$106	$8,647

Statements of Operations classification:
Gross margin	$—	$5,926	$330	$7,019
Selling, general and administrative expenses	—	705	(224)	1,628

	$—	$6,631	$106	$8,647

The Company incurred total restructuring costs of $4,895,000 in connection with the 2008 restructuring activities, as follows:

	(In thousands)
	Year Ended	Nine Months
	December 31,	Ended
	2008	October 3, 2009	Total

Exit and disposal activities	$246	$292	$538
One-time termination benefits	2,051	(189)	1,862
Inventory write-downs	2,495	—	2,495

	$4,792	$103	$4,895

Charges (credits) to expense, cash payments or asset write-downs for the nine months ended October 3, 2009 and September 27, 2008, and the restructuring liabilities (assets) at October 3, 2009 and September 27, 2008 were as follows:

	(In thousands)
	Balance	Nine Months Ended October 3, 2009			Balance
	December 31,	Charges to	Cash	Asset	October 3,
	2008	Expense	Payments	Write-downs	2009

Exit and disposal activities	$(127)	$292	$(165)	$—	$—
One-time termination benefits	1,029	(189)	(478)	—	362
Asset impairment charges	—	3	—	(3)	—

	$902	$106	$(643)	$(3)	$362

	(In thousands)
	Balance	Nine Months Ended September 27, 2008			Balance
	January 1,	Charges to	Cash	Asset	September 27,
	2008	Expense	Payments	Write-downs	2008

Exit and disposal activities	$—	$81	$(81)	$—	$—
One-time termination benefits	—	1,542	(539)	—	1,003
Inventory write-downs	—	2,414	—	(2,414)	—
Asset impairment charges	—	4,610	—	(4,610)	—

	$—	$8,647	$(620)	$(7,024)	$1,003

Note 4. Inventories
Inventories at October 3, 2009 and December 31, 2008 consisted of the following:

	(In thousands)
	October 3,	December 31,
	2009	2008
Raw materials	$4,172	$3,827
Work-in-process	658	1,471
Finished goods	9,387	16,428

	$14,217	$21,726

Inventory reserves decreased $3,091,000, on a net basis, in the nine months ended October 3, 2009, primarily attributable to a reduction of slow moving and unprofitable products.

Note 5. Property, Plant and Equipment
Property, plant and equipment at October 3, 2009 and December 31, 2008 consisted of the following:

	(In thousands)
	October 3,	December 31,
	2009	2008

Land	$324	$324
Buildings and improvements	18,431	18,431
Machinery and equipment	23,017	23,309
Leasehold improvements	707	696
Construction in progress	847	960

	43,326	43,720
Less accumulated depreciation and amortization	(34,379)	(34,171)

	$8,947	$9,549

At October 3, 2009 and December 31, 2008, construction in progress included $765,000 of capitalized costs for a new information technology system. The Company has delayed further expenditures on this project to 2010 to conserve cash during the economic recession.
Note 6. Accrued Liabilities
Accrued liabilities at October 3, 2009 and December 31, 2008 consisted of the following:

	(In thousands)
	October 3,	December 31,
	2009	2008
Property tax	$351	$520
Employee-related benefits	834	835
Deferred compensation and severance	786	1,740
Other accrued liabilities	2,443	3,315

	$4,414	$6,410

Note 7. Bank Debt
The Company has a revolving loan facility with a bank (“Bank Facility”) that allows it to borrow up to $30,000,000 based on eligible accounts receivable and inventories. The interest rate under the Bank Facility is determined based, at the Company’s option, on either the bank’s prime rate or the London Interbank Offered Rate (LIBOR). The Bank Facility is secured by substantially all of the assets of the Company and expires in 2012. There were no borrowings outstanding under the Bank Facility at October 3, 2009.

At October 3, 2009, the Company had approximately $9,300,000 in unused availability under the Bank Facility, which reflects a $1,000,000 reduction for a letter of credit outstanding in connection with a self-insured workers’ compensation program. Certain covenants and restrictions, including a fixed charge coverage ratio as defined in the loan agreement, will become effective if availability under the Bank Facility is less than $5,000,000. The Company did not comply with the fixed charge coverage ratio at October 3, 2009; however, the Company’s availability under the Bank Facility exceeded $5,000,000 at October 3, 2009 and, accordingly, the covenant regarding this ratio did not apply at the end of the third quarter of 2009.
Note 8. Employee Stock Ownership Plan
Chromcraft Revington sponsors a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees who have completed six months of service. Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP stock transaction. The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust’s repayment obligation under the loan to the ESOP from the Company. The shares of common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company’s loan to the ESOP Trust. As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of total debt service paid in the year. Unearned ESOP shares are reported as a reduction of stockholders’ equity as reflected in the Consolidated Statement of Stockholders’ Equity of the Company. As shares are committed to be released, Chromcraft Revington includes in ESOP compensation expense the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense for the three and nine months ended October 3, 2009 was $6,000 and $86,000, respectively, compared to $49,000 and $199,000, respectively, for the prior year periods.
ESOP shares at October 3, 2009 and December 31, 2008, respectively, consisted of the following:

	(In thousands)
	October 3,	December 31,
	2009	2008
Allocated shares	302	255
Unearned ESOP shares	1,485	1,536

Total ESOP shares	1,787	1,791

Unearned ESOP shares, at cost	$14,848	$15,356

Fair value of unearned ESOP shares	$2,346	$599

For the year ended December 31, 2008, shares released from the ESOP Trust were not sufficient to satisfy the Company’s matching contribution obligation under its 401(k) plan. The Company satisfied this liability with a cash contribution of $256,000 on October 15, 2009.

Note 9. Income Taxes
At October 3, 2009 and December 31, 2008, the Company maintained a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating losses, the likelihood of the utilization of net operating loss tax carryforwards, and the ability to generate future taxable income. The Company expects to maintain a full valuation allowance on the entire net deferred tax assets in 2009, resulting in an effective tax rate of zero for the nine months ended October 3, 2009.
Note 10. Loss per Share of Common Stock
Due to the net loss in the nine months ended October 3, 2009 and September 27, 2008, loss per share, basic and diluted, are the same, as the effect of potential common stock equivalents would be antidilutive.
Note 11. Recently Issued Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC as of July 5, 2009. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.
On January 1, 2009, the Company adopted a new accounting standard issued by the FASB that establishes accounting and reporting standards for noncontrolling interests in a subsidiary in consolidated financial statements. This standard requires entities to record the acquisition of noncontrolling interests in subsidiaries initially at fair value. The adoption of this standard did not have an effect on the Company’s financial position, results of operations or cash flows.
On January 1, 2009, the Company adopted a new accounting standard issued by the FASB related to accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method). This standard applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have an effect on the Company’s financial position, results of operations or cash flows.
In September 2006, the FASB issued a new accounting standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard was effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. In November 2007, the FASB provided a one year deferral for the implementation of this standard for other nonfinancial assets and liabilities. The Company adopted this standard for financial assets and liabilities effective January 1, 2008 and for non-financial assets and liabilities effective January 1, 2009. The adoption of this standard did not have an effect on the Company’s financial position, results of operations or cash flows for either period.

Note 12. Subsequent Events
Effective July 4, 2009, the Company adopted a newly issued accounting standard related to accounting for and disclosure of subsequent events in its consolidated financial statements. This standard provides the authoritative guidance for subsequent events that was previously addressed only in United States auditing standards. This standard establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard did not have an effect on the Company’s financial position, results of operations or cash flows. The Company has evaluated subsequent events through November 17, 2009, the date of this filing and determined that the following warrants disclosure.
On November 6, 2009, a new Federal law was enacted that significantly expands the five-year Net Operating Loss (NOL) carryback opportunity enacted earlier this year as part of the Federal stimulus bill. The new legislation allows U.S. companies of all sizes to carry back NOLs incurred in 2008 or 2009 to the previous five years. This carryback can offset all of a taxpayer’s taxable income in the first four taxable years, and 50 percent of the taxable income in the fifth carryback year. As a result of this legislation, the Company expects to receive a significant refund in 2010 of previously paid federal income taxes based on the amount of such taxes paid for its 2003 and 2004 tax years. Because the legislation is new and the U.S. Treasury has not yet issued any regulations, the Company currently is unable to determine the amount of the refund.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is experiencing reduced demand for furniture as a result of weak consumer confidence and housing activity and the effects of the economic recession. Additionally, sales were lower in 2009 due to the discontinuation of certain low margin products and the globalization of the furniture industry. Operating results for 2009 have been negatively impacted by the reduced sales level and restructuring activities, as well as competition, primarily from China and other Asian countries. The Company expects that the current economic environment for consumers will continue to be challenging into 2010.
The Company is repositioning its residential furniture product line in an effort to improve profitability by introducing better value imports, utilizing a product licensing arrangement for marketing support, and replacing unprofitable and slow moving items offered in its line with higher velocity items to improve customer service. The weak retail business conditions have slowed the Company’s restructuring efforts to reposition its product line. The Company is also moving away from a high cost-manufacturing model to global sourcing with lower costs. Management continues to review and cut operating costs to be in line with its current revenue base as the Company completes its business transition. The Company’s new business model is expected to result in a more variable cost structure and provide greater flexibility in competing in the furniture industry.
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
Results of Operations
The following table sets forth the Condensed Consolidated Statements of Operations of Chromcraft Revington for the three and nine months ended October 3, 2009 and September 27, 2008 expressed as a percentage of sales.

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.1	115.7	88.1	96.2

Gross margin (expense)	17.9	(15.7)	11.9	3.8
Selling, general and administrative expenses	23.5	27.0	25.4	27.4

Operating loss	(5.6)	(42.7)	(13.5)	(23.6)
Interest expense	(0.5)	(0.5)	(0.5)	(0.4)

Loss before income tax expense	(6.1)	(43.2)	(14.0)	(24.0)
Income tax expense	—	(0.9)	—	(0.2)

Net loss	(6.1)%	(44.1)%	(14.0)%	(24.2)%

Consolidated sales for the three and nine months ended October 3, 2009 of $16,030,000 and $47,281,000, respectively, represented a decrease of 30.5% and 37.9%, respectively, from the same periods last year. Residential furniture shipments in 2009 were lower than the year ago periods mainly due to weak consumer confidence and housing activity reflecting the effects of the economic recession, restructuring activities including the elimination of slow moving and unprofitable products and reduction of customer accounts, and import competition. Commercial furniture shipments for the three and nine months ended October 3, 2009 were lower as compared to the prior year periods primarily due to industry-wide reduced spending on contract and institutional projects attributable to the recessionary environment. For the third quarter of 2009, furniture shipments were up 9.8% as compared to the second quarter of 2009. The consolidated sales decrease for 2009 was primarily due to lower unit volume.
Gross margin (expense) for the three and nine months ended October 3, 2009 was $2,875,000 and $5,632,000, respectively, compared to $(3,612,000) and $2,884,000, respectively, for the prior year periods. For 2009, the lower sales volume, the disposition of slow moving and unprofitable products, competitive price pressures, unabsorbed fixed costs and manufacturing inefficiencies negatively impacted gross margin. The lower gross margin in 2008 was primarily due to asset impairments, restructuring costs and inventory write-downs. Restructuring and asset impairment costs, excluding inventory write-downs, charged to gross margin for the three and nine months ended October 3, 2009 were $0 and $330,000, respectively, compared to $4,025,000 and $4,605,000, respectively, for the same periods in 2008. Restructuring and impairment costs were incurred for the closure of two manufacturing facilities and the consolidation of distribution facilities. Total inventory write-downs for the three and nine months ended October 3, 2009 were $122,000 and $698,000, respectively, compared to $2,522,000 and $4,880,000, respectively, for the corresponding periods in 2008. Inventory write-downs were recorded to reflect anticipated net realizable value on disposition. The inventory write-downs were primarily due to slow moving and unprofitable products and excess inventory levels.
Selling, general and administrative expenses decreased $2,449,000 and $8,835,000 in the three and nine months ended October 3, 2009, respectively, compared to the same periods last year. Selling, general and administrative expenses were lower in 2009 primarily due to a decrease in compensation related expenses, severance costs, sales commissions and other selling related costs. Compensation and selling related expenses decreased in 2009 primarily due to restructuring activities. In 2009, severance arrangements with the former chief executive officer and another officer of the Company were modified resulting in a $334,000 decrease to severance expense for the nine months ended October 3, 2009. Selling, general and administrative expenses for the three and nine months ended September 27, 2008 included $271,000 and $1,248,000, respectively, for severance expenses, primarily related to a separation agreement with the former chief executive officer and severance agreements with two other officers. Selling, general and administrative expenses for the three months ended September 27, 2008 include an asset impairment charge of $434,000 for certain information technology assets.
Interest expense, which includes Bank Facility fees, was $78,000 and $233,000, respectively, for the three and nine months ended October 3, 2009 compared to $128,000 and $303,000, respectively, in the prior year periods.
At December 31, 2008 and 2007, the Company maintained a full valuation allowance against the entire net deferred income tax asset balances. The Company expects to maintain a full valuation allowance on the entire net deferred tax assets at December 31, 2009, resulting in an effective tax rate of zero for the quarter and nine months ended October 3, 2009 and the prior year periods.

Liquidity and Capital Resources
Operating activities of the Company generated $1,978,000 of cash for the nine months ended October 3, 2009 as compared to $11,255,000 of cash used in the prior year period. The increase in cash in 2009 was primarily due to a reduction in working capital investment. Working capital, excluding cash, decreased $8,373,000 during the first nine months of 2009 to $16,404,000 from $24,777,000 at December 31, 2008. Inventory reductions provided $6,811,000 in cash in the first nine months of 2009 primarily attributable to a reduction of slow moving and unprofitable products.
Investing activities generated cash of $314,000 for the nine months ended October 3, 2009 as compared to $170,000 of cash used in the prior year period. Investing activities include cash received from the sale of assets from restructuring activities of $487,000 in the first nine months of 2009 compared to $1,120,000 for the prior year period. The Company used cash of $173,000 for capital expenditures during the first nine months of 2009, as compared to $1,290,000 spent in the prior year period. In 2009, the Company expects to spend less than $300,000 for capital expenditures.
At October 3, 2009, the Company had cash and cash equivalents of $3,171,000 and approximately $9,300,000 in availability under a Bank Facility based on eligible accounts receivable and inventories. There were no borrowings outstanding under the Bank Facility at the end of the third quarter of 2009. The Bank Facility expires in 2012 and is secured by substantially all of the assets of the Company. Certain covenants and restrictions, including a fixed charge coverage ratio as defined in the loan agreement, will become effective if availability under the Bank Facility is less than $5,000,000. The Company did not comply with the fixed charge coverage ratio at October 3, 2009; however, the Company’s availability under the Bank Facility exceeded $5,000,000 at October 3, 2009 and, accordingly, the covenant regarding this ratio did not apply at the end of the third quarter of 2009. The Company expects to have availability under the Bank Facility in excess of $5,000,000 during the remainder of 2009.
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
On November 6, 2009, a new Federal law was enacted that significantly expands the five-year Net Operating Loss (NOL) carryback opportunity enacted earlier this year as part of the Federal stimulus bill. The new legislation allows U.S. companies of all sizes to carry back NOLs incurred in 2008 or 2009 to the previous five years. This carryback can offset all of a taxpayer’s taxable income in the first four taxable years, and 50 percent of the taxable income in the fifth carryback year. As a result of this legislation, the Company expects to receive a significant refund in 2010 of previously paid federal income taxes based on the amount of such taxes paid for its 2003 and 2004 tax years. Because the legislation is new and the U.S. Treasury has not yet issued any regulations, the Company currently is unable to determine the amount of the refund.

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
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, refer to Note 11 to the Condensed Consolidated Financial Statements.
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
Among the risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions, including the impact of the current global recession; import and domestic competition in the furniture industry; ability of the Company to execute its business strategies, implement its new business model and successfully complete its business transition; ability to grow sales and reduce expenses to eliminate its operating loss; supply disruptions with products manufactured in China and other Asian countries; continued availability under the Company’s Bank Facility; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new home and existing home sales; financial viability of the Company’s customers and their ability to continue or increase product orders; loss of key management; the actual amount and the receipt by the Company of the refund of previously paid federal income taxes; other factors that generally affect business; and the risks set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2008 and Form 10-Q for the quarter ended October 3, 2009.
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
There were no changes in Chromcraft Revington’s internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.

Item 6.	Exhibits

3.1
Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

3.2	By-laws of the Registrant, as amended, filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2009, is incorporated herein by reference.

31.1	Certification of Chief Executive Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Vice President — Finance and Principal Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Chromcraft Revington, Inc. (Registrant)
Date: November 17, 2009	By:	/s/ Ronald H. Butler
Ronald H. Butler,
Chairman and Chief Executive Officer

Date: November 17, 2009	By:	/s/ Myron D. Hamas
Myron D. Hamas,
Vice President — Finance and Principal Financial Officer