Form 10-K
period 2009-12-31
CHROMCRAFT REVINGTON INC
filed 2010-03-31
CIK 884130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T(&232.405 of this chapter) during the preceding 12 months(or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 1, 2010 there were 6,128,769 shares of the registrant’s common stock ($.01 par value) outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 4, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $4.3 million (based upon the closing price of the registrant’s common stock, as reported by the NYSE Amex).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the annual meeting of stockholders to be held May 13, 2010 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business
General
Chromcraft Revington, Inc. (“Company”, “we”, “our”), a Delaware Corporation incorporated in 1992, is engaged in the design, import, manufacture and marketing of residential and commercial furniture. We are headquartered in West Lafayette, Indiana with furniture manufacturing, warehousing and distribution operations in Senatobia, Mississippi and warehouse and distribution operations in Delphi, Indiana.
The Company markets its residential furniture products under the Chromcraft™, Peters-Revington™, Southern Living™, CR Kids & Beyond™, and Cochrane™ brand names. The Chromcraft™ brand is also used in the commercial furniture markets.
The Peters-Revington™ brand consists primarily of occasional furniture which is constructed using a wide assortment of materials including solid hardwoods, veneers, printed fiberboard, metals, glass, natural stone, leathers and other materials and which is sold at lower and mid-range price points.
The Chromcraft™ brand offers metal, wood and mixed media casual dining furniture. Its product line consists primarily of dining tables and stationary or tilt-swivel chairs. Consumers can customize their selections of finishes and fabrics with Chromcraft’s casual dining furniture in a wide range of designs from contemporary to transitional styling and is sold at mid-price points.
The Cochrane™ brand name provides custom-design wood casual dining room furniture, allowing consumers to personalize their dining tables, chairs and china cabinets by selecting from a kiosk unit various wood finishes and styling, chair fabrics, hardware, accent finishes and table sizes and shapes. Non-customizable furniture is offered as well, and as with the custom-designed dining room furniture, is sold at mid-to-higher price points.
The Southern Living™ brand of furniture is a licensed brand of complete bedroom, dining room, entertainment and media centers, occasional tables and upholstered products. Most of these products are sold in the mid-range price points.
CR Kids & Beyond™, introduced in the first quarter of 2010, is a bedroom furniture line focused on the youth market and smaller bedrooms where scaled down furniture is needed, but which can use conventional bedding. The products are priced at mid-range price points.
The Chromcraft™ brand is also used for Commercial furniture products that include office chairs, conference, meeting room and training tables, and lounge-area seating furniture for airports and other public waiting areas. Office chairs are offered in various grades and colors of fabric or leather and include executive, ergonomic and computer task models. Also, a limited number of commercial chairs are imported to broaden product offerings. Chromcraft commercial brand furniture mainly sells at mid-market price points and is marketed primarily through commercial dealers.
Our Company markets and sells its residential furniture primarily to independent furniture retailers and regional furniture chains.

Chromcraft’s commercial furniture is sold primarily to office furniture dealers, wholesalers, distributors, furniture rental stores and contract customers.
Major customers include Nebraska Furniture Mart, Jordan’s, American of Madison, Rooms To Go, and Aaron’s. No material amount of our sales is dependent upon a single customer. Sales outside the U.S. represent approximately one percent of total sales.
The furniture industry has rapidly shifted to a global supply chain and foreign manufacturers have used substantially lower labor costs and somewhat lower material costs to achieve a competitive advantage over U.S. based manufacturers.
Since 2006, we have transformed our company in response to competitive business conditions primarily in the residential furniture market by reducing our domestic furniture manufacturing operations and shifting the products manufactured at these facilities to overseas suppliers, primarily located in Asia. As a result, the Company incurred significant asset impairment and restructuring charges for plant shutdowns and consolidation, exit and disposal activities, termination benefits and inventory write-downs, which were substantially completed in the second quarter of 2009. At the same time, we centralized sales, marketing, product development, and supply chain management.
Additional transition costs, restructuring charges and asset impairments may occur in the future as we complete our transition. Continued outsourcing of domestically made products and development of an optimized distribution and logistics capability may result in additional transition costs in 2010 and beyond. We are also subject to market, competitive and other risks as more fully described below under the caption “Certain Risks”. We believe that the shift in our business model will provide a more competitive business model of import and domestic customization capabilities. In addition, the new business model is expected to have a more variable cost structure, which we anticipate will provide greater flexibility in competing in the furniture industry.
We are manufacturing and distributing dining room and commercial furniture from our Senatobia, Mississippi facility; warehousing and distributing occasional furniture from our Delphi, Indiana facility; operating a product quality and sourcing office in Dongguan, China; and performing administrative and finance functions at our corporate headquarters office in West Lafayette, Indiana.

Certain Risks
The furniture industry generally and our business specifically are subject to a variety of risks. The risks described below should be considered in conjunction with the other disclosures in this annual report. Should any of these risks materialize, our business and future prospects might be negatively impacted. There may be other risks that are presently unknown to us that could affect our business. The identified risks that are currently affecting our business and its ability to return to profitability include, among others, the following:
•
Our ability to grow sales and return to profitability depends in large part on our ability to execute our business strategies. We have transitioned from manufacturing most of our wood furniture to sourcing from offshore suppliers. Accordingly, it is extremely important to make correct decisions about our product mix and our inventory targets. Since we are now more dependent on offshore suppliers, we must continue to improve the business systems and logistics that allow us to enhance our relationships with our global sourcing partners. In addition, the loss of customers, whether due to purchasing products from one of our competitors or further market consolidation could adversely impact our sales and profitability.

•
Competition from a number of foreign and domestic manufacturers that are larger and have greater resources than the Company could adversely impact our results. The furniture industry remains very competitive and fragmented. Foreign producers have become a much greater portion of the competitive landscape and, accordingly, our margins may be impacted by pricing pressures or by rising supplier costs. Container freight rates can vary depending upon demand, availability and fuel prices. In addition, some of our larger retail furniture customers could decide to directly source some of their needs.

•
The continuing shift in the U.S. furniture industry from domestic based manufacturing to foreign sourced products as well as the realignment of distribution channels and customer buying patterns from primarily traditional furniture stores to include specialty/lifestyle stores and internet sales could decrease future sales and gross margins since most of our customers are traditional furniture stores.

•
Uncertainties associated with our increased reliance on foreign sourced products, such as the ability to purchase goods that meet our manufacturing and quality specifications at acceptable prices and delivery schedules, the political stability in the countries where we source products and the value of the U.S. dollar against other foreign currencies could significantly impact our ability to obtain competitively priced product for sale to our customers. Our ability to maintain the continuous flow of properly priced product could be severely interrupted by changes occurring outside the United States. While we source our purchases in U.S. dollars, we are only protected against currency risk for the purchase orders we have in place. In addition, any interruption of delivery by our foreign sources could disrupt our supply of products to our customers causing delays in deliveries to them and possible cancelation of orders.

•
We will need to generate adequate cash flow from operations in future periods to meet our long term liquidity needs. In the absence of adequate cash flow from operations in the future, we may need to further restrict expenditures, sell assets or seek additional business funding.

•
Our ability to stay in compliance with the provisions of our loan agreement relating to our revolving bank credit facility is critical to our continuing pursuit of profitability. While we expect to comply with the loan agreement, in the event that we are in default, the bank could declare all obligations then outstanding to be immediately due, terminate the credit facility extended to the Company and take certain other actions as a secured party, which could adversely affect our liquidity and our business.

Products
We market our residential furniture products under the Chromcraft™, Peters-Revington™, Southern Living™, CR Kids & Beyond™, and Cochrane™ brand names. The Chromcraft™ brand is also used in the commercial furniture markets. Brands are primarily used to focus on specific market niches.

Occasional Furniture
Our Peters-Revington™ brand supplies occasional furniture from entry to mid-price points, primarily to independent and regional furniture retailers. Occasional furniture includes coffee tables, end tables and sofa tables. Occasional furniture collections may also include coordinating furniture items such as entertainment storage cabinets, library and modular wall units and other accent pieces. Occasional furniture is constructed using a wide assortment of materials including solid hardwoods, veneers, printed fiberboard, metals, glass, natural stone, leathers and other materials.
Our Peters-Revington™ brand is uniquely focused on the occasional furniture category and offers a broad assortment of furniture. The brand has various collections with extensive item selection incorporating common designs and styling elements. Occasional furniture is sourced globally to provide a variety of products. The brand provides products based on a wide range of consumer lifestyle-based needs from traditional American and European styles to more contemporary urban fusion designs. Imported occasional tables generally require some assembly by a retailer or consumer. Also, certain imported furniture is sold to retailers by direct container delivered to the retailer from an overseas supplier.
Dining Room Furniture
We manufacture, source and market dining furniture for use in dining rooms, great rooms, breakfast rooms and kitchens. Dining furniture includes a broad line of tables, armed and side chairs, counter and bar height stools, buffets and china cabinets in a wide range of designs.
Our Chromcraft™ brand offers metal, wood and mixed media casual dining furniture. The product line consists primarily of dining tables and stationary or tilt-swivel chairs. Certain casual dining sets have matching barstools. Chairs are upholstered in a variety of fabrics and vinyls, while tables are manufactured from metal, wood, glass, faux marble and other materials and come in a variety of shapes. Most casual dining furniture is custom-ordered by the retailer or end consumer. Chromcraft’s casual dining furniture is offered in a wide range of designs from contemporary to transitional styling and is sold at mid-price points.
We also provide custom-design wood casual dining room furniture under the Cochrane™ brand name. Under this program, consumers can personalize their dining tables, chairs and china cabinets by selecting from a kiosk unit various wood finishes and styling, chair fabrics, hardware, accent finishes and table sizes and shapes. Custom-design dining room furniture is sold at mid-to-higher price points.
Bedroom Furniture
We expect to supplement our existing product lines with additional furniture categories using our global sourcing model. Southern Living™ and CR Kids & Beyond™ are recent introductions with bedroom furniture.
Commercial Furniture
Commercial furniture products are sold under the Chromcraft™ brand and include office chairs, conference, meeting room and training tables, and lounge-area seating furniture for airports and other public waiting areas. Office chairs are offered in various grades and colors of fabric or leather and include executive, ergonomic and computer task models. Also, a limited number of commercial chairs are imported to broaden product offerings. Chromcraft commercial brand furniture mainly sells at mid-market price points and is marketed primarily through commercial dealers.

Sales and Distribution
We use independent representatives to sell our residential and commercial offerings to customers.
There are many channels of furniture distribution including independent furniture stores, national and regional chains, office furniture stores, rental/rent-to-own stores, specialty/lifestyle stores, department stores, catalogs, wholesale clubs and manufacturer dedicated stores. We market and sell our residential furniture primarily to independent furniture retailers and regional furniture chains. Chromcraft’s commercial furniture is sold primarily to office furniture dealers, wholesalers, distributors, furniture rental stores and contract customers.
Major customers include Nebraska Furniture Mart, Jordan’s, American of Madison, Rooms To Go, and Aaron’s. No material amount of our sales is dependent upon a single customer. Sales outside the U.S. represent approximately one percent of total sales.
Competition
The furniture industry is highly fragmented. We encounter intense domestic and foreign import competition in the sale of all our products. We encounter competition from a number of foreign and domestic manufacturers that are larger and have greater resources than the Company. In recent years, manufacturers in China and other Asian countries, which benefit from lower labor costs, have significantly increased shipments into the U.S. Many of our competitors produce a number of products which are not competitive with our products. In many cases, such companies do not disclose the portion of their sales attributable to products similar to those manufactured by us. It is, therefore, impractical to state with any certainty our relative position in a particular product line. Competition in the Company’s products is in the form of the quality of our products, service and selling prices.
Manufacturing and Global Sourcing
We have a metal and wood furniture manufacturing facility that fabricates, machines, finishes and assembles commercial seating, training, task tables and casual dining furniture. With the closure of our Lincolnton, North Carolina distribution facility in the second quarter of 2009, we entered into a manufacturing agreement with a third party for certain casual dining furniture products. We have two owned facilities and one contract facility distributing furniture in the U.S.
We use agents and our own personnel to purchase furniture from suppliers primarily located in China. Suppliers are selected by their ability to provide high quality products on a timely basis and at competitive prices. Agents and Company personnel perform quality control inspections at supplier locations. We maintain a sourcing and quality control inspection office in China.
We believe there are an adequate number of suppliers to source furniture overseas. Imported furniture is purchased in U.S. dollars and, as a result, Chromcraft Revington is not subject to foreign currency exchange risk.
Raw Materials
The major raw materials used in manufacturing our products are steel, plastics, wood, glass, chair mechanisms, fiberboard, finishing materials, hardware, cartons and fabric and foam for upholstered furniture. We believe that supplies of raw materials are available in sufficient quantities from an adequate number of suppliers. No significant shortages of raw materials were experienced during 2009.

Inventory and Seasonal Requirements
We maintain finished goods inventories for occasional and dining room furniture in order to respond quickly to customer delivery needs. Most custom-designed casual dining room and commercial furniture is made to customer specifications and, therefore, is not carried in stock. A limited number of commercial furniture items are maintained for quick delivery programs.
Over the last several years, we have increased our overseas purchases of furniture parts and finished furniture. As a result, we have increased our finished goods inventory levels for certain product lines in order to accommodate the longer delivery times and, in some cases, to obtain quantity price discounts.
Sales have historically not been subject to material seasonal fluctuations.
Environment
We believe we are in compliance in all material respects with all federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the environment and establish standards for the treatment of hazardous wastes.
Patents
We have several commercial chair design patents, none of which are considered material to the business.
Associates
We employ a total of approximately 275 people. None of the associates are represented by a collective bargaining agreement.
Additional Information
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Stockholders may inspect and copy these materials at the Public Reference Room maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the site is http://www.sec.gov. Copies of our annual, quarterly and current reports are available to stockholders without charge upon written request to: Corporate Secretary, Chromcraft Revington, Inc., 1330 Win Hentschel Blvd., Suite 250, West Lafayette, IN 47906.

Item 2.	Properties
The following table summarizes the Company’s principal facilities as of March 1, 2010:

Location	Square Feet	Operations	Product	Own/Lease
West Lafayette, IN	7,000	Headquarters		Lease

Delphi, IN	519,000	Warehousing/ Distribution	Occasional	Own

Senatobia, MS	560,000	Manufacturing/ Distribution	Dining room/ commercial	Own

High Point, NC, Las Vegas, NV, Chicago, IL and Lincolnton, NC	47,500	Showrooms/ Sales Office		Lease

Dongguan, China	2,000	Product quality/ sourcing		Lease
We also use a contract manufacturing and distribution facility in Linwood, North Carolina and lease trucks, trailers and other transportation equipment. We believe our properties and equipment are maintained in good operating condition and are adequate to support present operations. We are not utilizing all of our productive capacity.

Item 3.	Legal Proceedings
None.

Item 4.	(Removed and Reserved)
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Chromcraft Revington’s common stock is traded on the NYSE Amex (formerly the American Stock Exchange) under the ticker symbol “CRC”. The following table sets forth the high and low prices of the common stock, as reported by the NYSE Amex, for the periods indicated:

	2009		2008
	High	Low	High	Low
First quarter	$0.49	$0.20	$5.54	$4.38
Second quarter	1.04	0.33	4.65	3.15
Third quarter	1.68	0.71	3.74	1.71
Fourth quarter	2.50	1.00	1.70	0.32
As of March 1, 2010, there were approximately 244 security holders of record of Chromcraft Revington’s common stock. The Company has never paid any cash dividends on its outstanding common stock. In addition, Chromcraft Revington’s bank credit agreement restricts the payment of cash dividends, and the Company does not intend to pay cash dividends in the foreseeable future. On March 1, 2010, the closing price of Chromcraft Revington’s common stock was $2.33 as reported by the NYSE Amex.

Equity Compensation Plan Information
The following table provides certain information as of December 31, 2009 with respect to the Company’s equity compensation plans under which equity securities of the Company are authorized for issuance.

	Number of securities	Weighted average
	to be issued upon	exercise price of	Number of
	exercise of outstanding	outstanding options,	securities
Plan Category	options, warrants and rights	warrants and rights	remaining(1)
Equity compensation plans approved by security holders (2)	390,800	$11.67	677,832	(3)

Equity compensation plans not approved by security holders (4)	—	—	—

Total	390,800	$11.67	677,832

(1)	Available for future issuance under equity compensation plans (excluding securities reflected in the first column).

(2)	Includes the Chromcraft Revington, Inc. 2007 Executive Incentive Plan and the Directors’ Stock Plan of Chromcraft Revington, Inc.

(3)	Includes 637,192 shares under the Chromcraft Revington, Inc. 2007 Executive Incentive Plan and 40,640 shares under the Directors’ Stock Plan of Chromcraft Revington, Inc.

(4)	The Company has no equity compensation plan that has not been authorized by its stockholders.
Purchases of Equity Securities by the Issuer
None.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is experiencing reduced demand for furniture as a result of weak consumer confidence and housing activity and the effects of the economic downturn. Additionally, sales were lower in 2009 due to the discontinuation of certain low margin products and the globalization of the furniture industry. We expect that the current economic environment for consumers will continue to be challenging in 2010.
We have repositioned our residential furniture product line in an effort to improve profitability by introducing better value imports, utilizing a product licensing arrangement for marketing support, and replacing unprofitable and slow moving items offered in our line with higher velocity items to improve customer service. We have moved away from a high cost manufacturing model to global sourcing with lower costs. We continue to review and cut operating costs to be in line with our current revenue base as the Company completes its business transition. The Company’s new business model is expected to result in a more variable cost structure and provide greater flexibility in competing in the furniture industry.

A prolonged economic downturn could cause outcomes to differ materially from those expected above.
Results of Operations
The table below sets forth the results of operations of Chromcraft Revington for the years ended December 31, 2009 and 2008 expressed as a percentage of sales:

	2009	2008

Sales	100.0%	100.0%
Cost of sales	85.9	99.5

Gross margin	14.1	0.5
Selling, general and administrative expenses	27.2	26.6

Operating loss	(13.1)	(26.1)
Interest expense, net	(0.5)	(0.4)

Loss before income tax benefit (expense)	(13.6)	(26.5)
Income tax benefit (expense)	10.5	(0.2)

Net loss	(3.1)%	(26.7)%

2009 Compared to 2008
Consolidated sales in 2009 were $62,687,000, a 36.7% decrease from sales of $99,014,000 in 2008. Residential furniture shipments in 2009 were lower than 2008 primarily due to weak consumer confidence and housing activity reflecting the effects of the economic downturn; restructuring activities including the elimination of slow moving and unprofitable products; reduction of customer accounts; and import competition. Commercial furniture shipments were lower in 2009 as compared to the prior year primarily due to industry-wide reduced spending on contract and institutional projects attributable to the recessionary environment. The consolidated sales decrease for 2009 was primarily due to lower unit volume principally in higher priced solid wood furniture product lines that were discontinued.
Gross margin in 2009 was $8,860,000 as compared to $547,000 in 2008 reflecting our transition to a more variable cost global sourcing model. The lower gross margin in 2008 was primarily due to asset impairments, unabsorbed manufacturing overhead, restructuring costs and inventory write-downs. Restructuring and asset impairment costs, excluding inventory write-downs, charged to gross margin for 2009 were $330,000 compared to $4,509,000 in 2008. Restructuring and impairment costs were incurred for the closure of two manufacturing facilities and the consolidation of distribution facilities. Total inventory write-downs in 2009 declined 80.1% to $1,566,000 compared to $7,878,000 in 2008. Inventory write-downs were recorded to reflect anticipated net realizable value on disposition. The inventory write-downs were primarily due to slow moving and unprofitable products and excess inventory levels.
Selling, general and administrative expenses in 2009 decreased $9,347,000, or 35.4% from the prior year. Selling, general and administrative expenses were lower in 2009 primarily due to a decrease in compensation related expenses, severance costs, sales commissions and other selling related costs. Compensation and selling related expenses decreased in 2009 primarily due to restructuring activities.

Net interest expense for 2009 was $309,000 as compared to $401,000 in 2008. Net interest expense for 2009 was lower than the prior year primarily due to borrowings under our bank revolving loan facility in 2008, which began in the third quarter of 2008. There were no borrowings under our bank revolving credit facility in 2009.
The income tax benefit in 2009 of $6,578,000 reflects the impact of a new Federal law enacted on November 6, 2009 that significantly expanded the availability of the five-year Net Operating Loss (NOL) carryback opportunity enacted earlier in 2009 as part of the Federal stimulus bill. The new legislation allows companies of all sizes to carry back NOLs incurred in 2008 or 2009 to the previous five years. This carryback can offset all of a taxpayer’s taxable income in the first four taxable years, and 50 percent of the taxable income in the fifth carryback year. As a result of this legislation, we filed a carryback return of our 2008 Federal NOL and recorded a tax benefit of $6,578,000. The tax refund was received in the first quarter of 2010.
At December 31, 2009 and 2008, we established a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carryforwards, and the ability to generate future taxable income.
In 2008, we filed our 2007 federal income tax return and determined that the refundable portion of its 2007 tax loss should be reduced by $202,000 and characterized as an NOL carryforward. As a result, the Company recorded income tax expense of $202,000 in 2008 to increase its valuation allowance on deferred income taxes.
Liquidity and Capital Resources
Operating activities generated $2,458,000 of cash in 2009 as compared to $10,392,000 of cash used in 2008. The increase in cash in 2009 was primarily due to a reduction in working capital. Working capital, excluding cash and refundable income taxes, decreased $10,093,000 in 2009 to $14,676,000 from $24,769,000 at December 31, 2008. Inventory reductions provided $6,866,000 in cash in 2009 primarily attributable to a reduction of slow moving and unprofitable products.
Investing activities generated cash of $299,000 for 2009 as compared to $2,664,000 of cash generated in 2008. Investing activities include cash received from the sale of assets from restructuring activities of $487,000 in 2009 compared to $4,121,000 in 2008. The proceeds from the sale of assets in 2008 included the sale of two buildings and idle machinery and equipment. The Company used cash of $188,000 for capital expenditures during 2009, as compared to $1,457,000 spent in the prior year. In 2010, we expect to spend approximately $500,000 for capital expenditures.
At December 31, 2009, the Company had cash and cash equivalents of $3,636,000 and approximately $7,867,000 in availability under a revolving credit facility with a bank (“Bank Facility”) based on eligible accounts receivable and inventories. There were no borrowings during 2009 or an outstanding balance at December 31, 2009 under the Bank Facility. The Bank Facility expires in 2012 and is secured by substantially all of the assets of the Company. Certain covenants and restrictions, including a fixed charge coverage ratio as defined in the loan agreement, will become effective if availability under the Bank Facility is less than $5,000,000. The Company did not comply with the fixed charge coverage ratio at December 31, 2009; however, the Company’s availability under the Bank Facility exceeded $5,000,000 at December 31, 2009 and, accordingly, the covenant regarding this ratio did not apply at the end of 2009. The Company expects to have availability under the Bank Facility in excess of $5,000,000 during 2010.

Our ability to borrow under the Bank Facility is dependent upon a borrowing base calculation consisting of eligible accounts receivable and inventories, as well as compliance with the terms of the Bank Facility. While we expect to comply with the Bank Facility, in the event that we are in default, the bank could declare all obligations then outstanding to be immediately due, terminate the Bank Facility extended to the Company and take certain other actions as a secured creditor, which could adversely affect our liquidity and business. Among the provisions of the Bank Facility that the bank may consider in determining if we are in default is whether any change in the Company’s condition could reasonably be expected to have a material adverse effect on its business, operations, condition (financial or otherwise) or prospects or the value of any material collateral, or whether any event or circumstance impairs our ability to repay any obligations owed under the Bank Facility. If a default occurs, we could attempt to obtain a waiver from the bank, but there is no assurance that the bank would grant such a waiver.
On November 6, 2009, a new Federal law was enacted that significantly expanded the availability of the five-year Net Operating Loss (NOL) carryback opportunity enacted earlier in 2009 as part of the Federal stimulus bill. The new legislation allows companies of all sizes to carry back NOLs incurred in 2008 or 2009 to the previous five years. This carryback can offset all of a taxpayer’s taxable income in the first four taxable years, and 50 percent of the taxable income in the fifth carryback year. As a result of this legislation, the Company filed a carryback return of its 2008 Federal NOL and recorded a tax benefit of $6,578,000. The tax refund was received in the first quarter of 2010.
We believe that our cash, including the tax refund of approximately $6,578,000, and availability under our Bank Facility will be adequate to meet our short term liquidity requirements. We have implemented expense controls and limitations on capital expenditures to conserve cash during the current economic downturn. We will need to generate cash flow from operations in future periods in order to meet our long term liquidity needs. In the absence of adequate cash flow from operations in the future, the Company may need to further restrict expenditures, sell assets, or seek additional business funding.
Critical Accounting Policies
The preparation of consolidated financial statements of the Company requires management to make estimates and judgments that affect the amounts reported in the financial statements and the related footnotes. We consider the following accounting policies to be most significantly impacted by the estimates and judgments used in the preparation of our consolidated financial statements.
Revenue Recognition
We recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the related receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.
Allowance for Doubtful Accounts
We provide for an allowance for doubtful accounts based on expected collectability of trade receivables. The allowance for doubtful accounts is determined based on our analysis of customer credit-worthiness, historical loss experience and general economic conditions and trends.

Inventories
Inventories are valued at the lower of cost or market using the first-in, first-out (“FIFO”) method. We evaluate our inventories for excess or slow moving items based on sales order activity and expected market changes. If circumstances indicate the cost of inventories exceeds their recoverable value, inventories are reduced to net realizable value.
Employee Related Benefits
Accounting for self-insured health care and workers’ compensation liabilities involves assumptions of expected claims based on past experience and a review of individual claims. We establish a liability based on claim information supplied by insurance and third party administrators. Actual claim expense could differ from the estimates made by the Company.
Property, Plant and Equipment
We review long-lived assets for impairment on a periodic basis and whenever events or changes in facts and circumstances indicate the possibility that the carrying value may not be recoverable. Long-lived assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Factors that may trigger an impairment evaluation include under-performance relative to historical or projected future operating results and significant negative industry or economic trends. If the forecast of undiscounted future cash flows is less than the carrying amount of the assets, an impairment charge would be recognized to reduce the carrying value of the assets to fair value. If a possible impairment is identified, the asset group’s fair value is measured relying primarily on a discounted cash flow methodology.
Income Taxes
Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and include net operating loss tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We review relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carryforwards and the ability to generate future taxable income to determine if deferred income taxes are recoverable and if a valuation reserve is required.
The Company adopted authoritative guidance regarding accounting for uncertainty in income taxes on January 1, 2007, and determined that no adjustment was required to retained earnings due to the adoption of this Interpretation. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated financial statements.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, refer to Note 17 to the Consolidated Financial Statements.

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
Among such risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions, including the impact of the current global recession; import and domestic competition in the furniture industry; our ability to execute our business strategies, implement our new business model and successfully complete our business transition; our ability to grow sales and reduce expenses to eliminate our operating loss; supply disruptions with products manufactured in China and other Asian countries; continued availability under the Company’s Bank Facility; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new and existing home sales; financial viability of our customers and their ability to continue or increase product orders; loss of key management; other factors that generally affect business; and the risks identified in Item 1. of this Form 10-K under the caption “Certain Risks.”
We do not undertake any obligation to update or revise publicly any forward-looking statements to reflect information, events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Item 8.	Financial Statements and Supplementary Data
The financial statements are listed in Part IV, Items 15(a) 1. and 2. and are filed as part of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On July 15, 2009, we engaged McGladrey & Pullen, LLP to replace KPMG LLP as our independent registered public accounting firm. Information regarding the change in the independent registered public accounting firm was disclosed in our Current Report on Form 8-K dated July 9, 2009. There were no disagreements or reportable events requiring disclosure under Item 304(b) of regulation S-K.

Item 9A	(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Chromcraft Revington’s principal executive officer and principal financial officer have concluded, based on their evaluation, that the Company’s disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of the end of the period covered by this report on Form 10-K.
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
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this evaluation, management used the criteria set forth in Internal Control over Financial Reporting — Guidance for Smaller Public Companies drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of December 31, 2009, the Company maintained effective internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
There have been no significant changes in Chromcraft Revington’s internal control over financial reporting which occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, Chromcraft Revington’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers (including our chief executive officer, principal financial and accounting officer and any person performing similar functions) and employees. A copy of the Code of Business Conduct and Ethics is available without charge upon written request to: Corporate Secretary, Chromcraft Revington, Inc., 1330 Win Hentschel Blvd., Suite 250, West Lafayette, IN 47906.
Audit Committee Financial Expert
Our board of directors has determined that each member of its Audit Committee is an “audit committee financial expert,” as defined under Item 407(d) of Regulation S-K of the Securities Exchange Act of 1934. The members of our Audit Committee are Theodore L. Mullett, John D. Swift, Larry P. Kunz and David L. Kolb and each is independent under the requirements of the NYSE Amex.
In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 10 is not set forth herein because we intend to file with the SEC a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of our 2009 fiscal year, which Proxy Statement will contain such information. The information required by Item 10, not presented above, is incorporated herein by reference to such Proxy Statement.

Item 11.	Executive Compensation
In accordance with the provisions of General Instruction G to Form 10-K, the information required by this Item 11 is not set forth herein because we intend to file with the SEC a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of our 2009 fiscal year, which Proxy Statement will contain such information. The information required by this Item 11 is incorporated herein by reference to such Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in Item 5 of this Form 10-K under the caption “Equity Compensation Plan Information” is incorporated herein by reference.
In accordance with the provisions of General Instruction G to Form 10-K, the remainder of the information required by this Item 12 is not set forth herein because we intend to file with the SEC a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of our 2009 fiscal year, which Proxy Statement will contain such information. The information required by this Item 12, with the exception of the “Equity Compensation Plan Information”, is incorporated herein by reference to such Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
In accordance with the provisions of General Instruction G to Form 10-K, the information required by this Item 13 is not set forth herein because we intend to file with the SEC a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of our 2009 fiscal year, which Proxy Statement will contain such information. The information required by this Item 13 is incorporated herein by reference to such Proxy Statement.

Item 14.	Principal Accounting Fees and Services
In accordance with the provisions of General Instruction G to Form 10-K, the information required by this Item 14 is not set forth herein because we intend to file with the SEC a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of our 2009 fiscal year, which Proxy Statement will contain such information. The information required by this Item 14 is incorporated herein by reference to such Proxy Statement.
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

(10.22)
First Amendment to Loan and Security Agreement, dated January 15, 2009, between the Registrant and Bank of America, N.A., filed as Exhibit 10.21 to Form 10-K, as filed with the Securities and Exchange Commission on April 17, 2009, is incorporated herein by reference.

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

(10.33)
Fourth Amendment to the Chromcraft Revington Employees Stock Ownership Trust, effective February 1, 2010, by and between the Registrant and Reliance Trust Company (as successor trustee) (filed herewith).

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

(10.94)	Amendment No. 1 dated December 31, 2009, to the Employment Agreement between the Registrant and Ronald H. Butler (filed herewith).

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

(10.99)	Severance Agreement dated March 31, 2010, between the Registrant and E. Michael Hanna (filed herewith).

(14.0)
Code of Business Conduct and Ethics of Chromcraft Revington, Inc., as amended and restated effective November 7, 2008, filed as Exhibit 14 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2008, is incorporated herein by reference.

(21.1)	Subsidiaries of the Registrant (filed herewith).

(23.1)	Consent of Independent Registered Public Accounting Firm (filed herewith).

(23.2)	Consent of Independent Registered Public Accounting Firm (filed herewith).

(31.1)	Certification of Chief Executive Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification of Vice President — Finance and Principal Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Chromcraft Revington, Inc. (Registrant)
Date: March 31, 2010	By:	/s/ Ronald H. Butler
Ronald H. Butler,
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Chromcraft Revington, Inc. and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ronald H. Butler Ronald H. Butler	Chairman, Chief Executive Officer and Director (principal executive officer)	March 31, 2010

/s/ Myron D. Hamas Myron D. Hamas	Vice President — Finance (principal accounting and financial officer)	March 31, 2010

/s/ David L. Kolb David L. Kolb	Director	March 31, 2010

/s/ Larry P. Kunz Larry P. Kunz	Director	March 31, 2010

/s/ Theodore L. Mullett Theodore L. Mullett	Director	March 31, 2010

/s/ John D. Swift John D. Swift	Director	March 31, 2010

Consolidated Statements of Operations
Chromcraft Revington, Inc.
(In thousands, except per share data)

	Year Ended December 31,
	2009	2008

Sales	$62,687	$99,014
Cost of sales	53,827	98,467

Gross margin	8,860	547
Selling, general and administrative expenses	17,052	26,399

Operating loss	(8,192)	(25,852)
Interest expense, net	(309)	(401)

Loss before income tax benefit (expense)	(8,501)	(26,253)
Income tax benefit (expense)	6,578	(208)

Net loss	$(1,923)	$(26,461)

Basic and diluted loss per share of common stock	$(0.42)	$(5.79)
Shares used in computing loss per share	4,622	4,570
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
Chromcraft Revington, Inc.
(In thousands, except share data)

	December 31,
	2009	2008
Assets

Cash and cash equivalents	$3,636	$879
Accounts receivable, less allowance of $450 in 2009 and $825 in 2008	7,661	11,655
Refundable income taxes	6,578	8
Inventories	13,294	21,726
Assets held for sale	—	490
Prepaid expenses and other	990	992

Current assets	32,159	35,750

Property, plant and equipment, net	8,293	9,549
Other assets	667	688

Total assets	$41,119	$45,987

Liabilities and Stockholders’ Equity

Accounts payable	$2,853	$3,684
Accrued liabilities	4,416	6,410

Current liabilities	7,269	10,094

Deferred compensation	599	795
Other long-term liabilities	1,669	1,667

Total liabilities	9,537	12,556

Stockholders’ equity

Preferred stock, $1.00 par value, 100,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 7,947,923 shares issued in 2009 and 7,945,363 shares issued in 2008	80	80
Capital in excess of par value	17,085	17,688
Unearned ESOP shares	(14,679)	(15,356)
Retained earnings	50,256	52,179

	52,742	54,591

Less cost of common stock in treasury, 1,819,154 shares in 2009 and 2008	(21,160)	(21,160)

Total stockholders’ equity	31,582	33,431

Total liabilities and stockholders’ equity	$41,119	$45,987

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Chromcraft Revington, Inc.
(In thousands)

	Year Ended December 31,
	2009	2008

Operating Activities
Net loss	$(1,923)	$(26,461)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization expense	1,029	1,489
Deferred income taxes	—	202
Loss on disposal of assets	—	14
Non-cash share based and ESOP compensation expense	74	499
Provision for doubtful accounts	461	1,054
Non-cash inventory write-downs	1,566	7,878
Non-cash asset impairment charges	418	4,185
Non-cash accretion expense	32	23
Changes in operating assets and liabilities
Accounts receivable	3,533	250
Refundable income taxes	(6,570)	4,115
Inventories	6,866	(1,608)
Prepaid expenses and other	2	274
Accounts payable	(831)	(1,453)
Accrued liabilities	(1,994)	(644)
Long-term deferred compensation	(196)	(494)
Other long-term liabilities and assets	(9)	285

Cash provided by (used in) operating activities	2,458	(10,392)

Investing Activities
Capital expenditures	(188)	(1,457)
Proceeds on disposal of assets	487	4,121

Cash provided by investing activities	299	2,664

Financing Activities
Borrowings under revolving bank credit facility	—	14,722
Repayments under revolving bank credit facility	—	(14,722)
Stock repurchase from related party	—	(156)
Purchase of common stock by ESOP trust	—	(22)

Cash used in financing activities	—	(178)

Change in cash and cash equivalents	2,757	(7,906)

Cash and cash equivalents at beginning of the period	879	8,785

Cash and cash equivalents at end of the period	$3,636	$879

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
Chromcraft Revington, Inc.
(In thousands, except share data)

			Capital in	Unearned				Total
	Common Stock		Excess of	ESOP	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Par Value	Shares	Earnings (1)	Shares	Amount	Equity
Balance at January 1, 2008	7,949,763	$80	$18,121	$(16,032)	$78,640	(1,777,154)	$(21,004)	$59,805

Purchase of treasury stock	—	—	—	—	—	(42,000)	(156)	(156)

ESOP compensation expense	—	—	(466)	698	—	—	—	232

Purchase of common stock by ESOP Trust	—	—	—	(22)	—	—	—	(22)

Issuance of restricted stock awards	5,600	—	—	—	—	—	—	—

Cancellation of restricted stock awards	(10,000)	—	—	—	—	—	—	—

Share based compensation	—	—	33	—	—	—	—	33

Net loss	—	—	—	—	(26,461)	—	—	(26,461)

Balance at December 31, 2008	7,945,363	$80	$17,688	$(15,356)	$52,179	(1,819,154)	$(21,160)	$33,431

ESOP compensation expense	—	—	(612)	677	—	—	—	65

Issuance of restricted stock awards	3,840	—	—	—	—	—	—	—

Cancellation of restricted stock awards	(1,280)	—	—	—	—	—	—	—

Share based compensation	—	—	9	—	—	—	—	9

Net loss	—	—	—	—	(1,923)	—	—	(1,923)

Balance at December 31, 2009	7,947,923	$80	$17,085	$(14,679)	$50,256	(1,819,154)	$(21,160)	$31,582

(1)	The Retained Earnings at January 1, 2008 has been adjusted to reflect the change in method of accounting for inventory from last-in, first-out (“LIFO”) to first-in, first-out (“FIFO”) in 2008.
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
Chromcraft Revington manufactures, distributes and sells residential and commercial furniture. Products are sold primarily through furniture dealers throughout the U.S. and Canada. The Company’s operations comprise a single business segment and all the Company’s long-lived assets are located within the United States.
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
In 2008, the Company changed its method of accounting for inventory from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method for certain businesses, and applied this change retrospectively in accordance with Statement of Accounting Standards No. 154, Accounting Changes and Error Corrections.

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
Reclassifications
The Company has made certain reclassifications to the 2008 Consolidated Financial Statements in order to conform to the 2009 presentation.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment on a periodic basis and when changes in circumstances indicate the possibility that the carrying amount may not be recoverable. Long-lived assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. If the forecast of undiscounted future cash flows is less than the carrying amount of the assets, an impairment charge would be recognized to reduce the carrying value of the assets to fair value. If a possible impairment is identified, the asset group’s fair value is measured relying primarily on a discounted cash flow methodology.
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

The Company adopted authoritative guidance regarding accounting for uncertainty in income taxes on January 1, 2007, and determined that no adjustment was required to retained earnings due to the adoption of this Interpretation. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated financial statements.
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
Restructuring charges include write-downs of raw materials and in-process inventories related to plant closures to net realizable value, one-time termination benefits, and costs for exit and disposal activities. Asset impairment charges were recorded to reduce the carrying value of building, machinery and equipment to fair value based on orderly sales transactions. The Company modified severance arrangements with two former executives, resulting in a $334,000 decrease to one-time termination benefits for the year ended December 31, 2009.

Restructuring charges recorded for the years ended December 31, 2009 and 2008 were as follows:

	(In thousands)
	Years Ended December 31,
	2009	2008
Restructuring charges:
Exit and disposal activities	$292	$246
One-time termination benefits	(189)	2,051
Inventory write-downs	—	2,495

Total restructuring costs	103	4,792

Asset impairment charges	3	4,185

	$106	$8,977

Statements of Operations classification:
Gross margin	$330	$7,004
Selling, general and administrative expenses	(224)	1,973

	$106	$8,977

The Company incurred total restructuring costs of $4,895,000 in connection with the 2008 restructuring activities as follows:

	(In thousands)
	Years Ended Decemer 31,
	2008	2009	Total
Exit and disposal activities	$246	$292	$538
One-time termination benefits	2,051	(189)	1,862
Inventory write-downs	2,495	—	2,495

	$4,792	$103	$4,895

Charges (credits) to expense, cash payments or asset write-downs for the years ended December 31, 2009 and 2008, and the restructuring liabilities (assets) at December 31, 2009 and 2008 were as follows:

	(In thousands)
	Balance	Year Ended December 31, 2009			Balance
	January 1,	Charges to	Cash	Asset	December 31,
	2009	Expense	Payments	Write-downs	2009
Exit and disposal activities	$(127)	$292	$(165)	$—	$—
One-time termination benefits	1,029	(189)	(809)	—	31
Asset impairment charges	—	3	—	(3)	—

	$902	$106	$(974)	$(3)	$31

	(In thousands)
	Balance	Year Ended December 31, 2008			Balance
	January 1,	Charges to	Cash	Asset	December 31,
	2008	Expense	Payments	Write-downs	2008
Exit and disposal activities	$—	$246	$(134)	$(239)	$(127)
One-time termination benefits	—	2,051	(1,022)	—	1,029
Inventory write-downs	—	2,495	—	(2,495)	—
Asset impairment charges	—	4,185	—	(4,185)	—

	$—	$8,977	$(1,156)	$(6,919)	$902

Note 3. Inventories
Inventories at December 31, 2009 and 2008 consisted of the following:

	(In thousands)
	2009	2008
Raw materials	$4,364	$4,424
Work-in-process	903	874
Finished goods	8,027	16,428

	$13,294	$21,726

Inventory reserves decreased $3,271,000 on a net basis in 2009 primarily attributable to a reduction of slow moving and unprofitable products.
Note 4. Property, Plant and Equipment
Property, plant and equipment at December 31, 2009 and 2008 consisted of the following:

	(In thousands)
	2009	2008
Land	$324	$324
Buildings and improvements	18,438	18,431
Machinery and equipment	23,069	23,309
Leasehold improvements	711	696
Construction in progress	384	960

	42,926	43,720
Less accumulated depreciation and amortization	(34,633)	(34,171)

	$8,293	$9,549

In the fourth quarter of 2009, the Company determined that a portion of the capitalized costs for a new information technology system in construction in progress, was not recoverable. As a result, an asset impairment charge of $415,000 was recorded in selling, general, and administrative expenses to reduce the carrying value to fair value. The fair value was determined based on management’s expectation of the future use and benefits from the system. The timing of any future expenditures on the system is uncertain and is being evaluated by management.
Note 5. Assets Held for Sale
Assets held for sale at December 31, 2009 and 2008 consisted of the following:

	(In thousands)
	2009	2008
Machinery and equipment	$—	$490

	$—	$490

Note 6. Accrued Liabilities
Accrued liabilities at December 31, 2009 and 2008 consisted of the following:

	(In thousands)
	2009	2008
Employee-related benefits	$1,043	$835
Compensation related	441	139
Deferred compensation and severance	267	1,740
Property tax	483	520
Other accrued liabilities	2,182	3,176

	$4,416	$6,410

Note 7. Income Taxes
The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (liabilities) at December 31, 2009 and 2008 are summarized below:

	(In thousands)
	2009	2008
Deferred tax assets attributable to:
Inventories	$—	$1,432
Accounts receivable	172	328
Assets held for sale	—	102
Accrued Expenses	827	780
ESOP compensation expense	974	854
Deferred compensation	1,280	1,463
Stock compensation expense	295	289
Intangibles	264	405
Net operating loss carryfowards	7,892	8,454
Asset retirement/environment obligations and other	619	610

Total deferred tax assets	12,323	14,717

Deferred tax liabilities attributable to:
Property, plant and equipment	(59)	(693)
Inventories	(312)	—

Total deferred tax liabilities	(371)	(693)

Net deferred tax asset before valuation allowance	11,952	14,024

Valuation allowance	(11,952)	(14,024)

Net deferred tax balance after valuation allowance	$—	$—

Components of income tax (benefit), expense in the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 were as follows:

	(In thousands)
	2009	2008
Current:
Federal	$(6,578)	$—
State	—	—

	(6,578)	—

Deferred:
Federal	2,962	(8,764)
State	(899)	(1,207)
Change in valuation allowance	(2,063)	10,179

	—	208

Income tax (benefit) expense	$(6,578)	$208

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Statutory federal income tax rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(7.0)	(3.1)
Cash surrender value of officer’s life insurance	(0.5)	—
Employee stock ownership plan	(2.4)	(0.3)
Effect of beginning of year federal deferred tax adjustments before valuation allowance change	(9.4)	—
Deferred tax asset valuation allowance change	(24.2)	38.7
Other, net	0.1	(0.5)

Effective income tax rate	(77.4)%	0.8%

At December 31, 2009, the Company had federal net operating loss (NOL) carryforwards of approximately $18,143,000 with expiration dates ranging from 2014 through 2029. The utilization of approximately $3,400,000 of the federal operating loss carryforwards are limited by the federal tax code as the operating losses were generated by entities prior to the Company’s acquisition. After consideration of the relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carryforwards and the ability to generate future taxable income, the Company maintained a full valuation allowance against the entire net deferred tax asset balances at December 31, 2009 and 2008.
In 2008, the Company filed its 2007 federal income tax return and determined that the refundable portion of its 2007 tax loss should be reduced by $202,000 and characterized as an NOL tax carryforward. As a result, the Company recorded income tax expense of $202,000 during the year ended December 31, 2008 to increase its valuation allowance on deferred income tax assets.
On November 6, 2009, the Worker, Home Ownership and Business Assistance Act (the Act) of 2009 was signed into law. The Act included a provision that allowed medium and large businesses to carry back losses incurred during 2008 or 2009 to the previous five tax years. As a result, the Company elected in the fourth quarter of 2009 to carry back the entire 2008 loss carryforward of approximately $18,588,000, which resulted in a federal tax refund claim of approximately $6,578,000. The Company received payment on its refund claim during the first quarter of 2010. As a result of this change in legislation, the Company recorded a federal income tax benefit of approximately $6,578,000 during the fourth quarter of 2009 which resulted in a corresponding decrease to the valuation allowance on deferred income tax assets.
At December 31, 2009 and December 31, 2008, the Company had $285,000 and $292,000 of unrecognized tax benefits, respectively, all of which would affect the effective tax rate if recognized. As of December 31, 2009 and December 31, 2008, the Company had approximately $64,000 and $65,000, respectively, of accrued interest and penalties related to uncertain tax positions, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(In thousands)
	2009	2008
Unrecognized tax benefits balance at beginning of year	$292	$285
Gross increases for tax positions of prior years	69	7
Gross decreases for tax positions of prior years	—	—
Settlements	—	—
Lapse of statute of limitations	(76)	—

Unrecognized tax benefits balance at end of year	$285	$292

The Company files federal and various state income tax returns. The Internal Revenue Service has completed an examination of the Company’s U.S. income tax returns through 2002. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2006.
Note 8. Bank Debt
The Company has a revolving loan facility with a bank (“Bank Facility”) that allows it to borrow up to $30,000,000 based on eligible accounts receivable and inventories. The interest rate under the Bank Facility is determined at the time of borrowing based, at the Company’s option, on either the bank’s prime rate or the London Interbank Offered Rate (LIBOR). A commitment fee of ..25% per annum is payable on the unused portion of the line for each calendar month during which the average amount of the principal balance of the revolver loans plus letter of credit obligations equals or exceeds $10,000,000 and .30% for any other calendar month.
At December 31, 2009, the Company had approximately $7,867,000 in unused availability under the Bank Facility, which reflects a $1,000,000 reduction for a letter of credit outstanding in connection with a self-insured workers’ compensation program. Certain covenants and restrictions, including a fixed charge coverage ratio as defined in the loan agreement, will become effective if availability under the Bank Facility is less than $5,000,000. The Company did not comply with the fixed charge coverage ratio at December 31, 2009; however, the Company’s availability under the Bank Facility exceeded $5,000,000 at December 31, 2009 and, accordingly, the covenant regarding this ratio did not apply at the end of 2009.
The Company’s ability to borrow under the Bank Facility is dependent upon a borrowing base calculation consisting of our eligible accounts receivable and inventory, as well as our compliance with the terms of the loan agreement. While the Company expects to comply with the loan agreement, in the event that the Company is in default under the loan agreement, the bank could declare all obligations then outstanding to be immediately due, terminate the Bank Facility extended to the Company and take certain other actions as a secured party, which could adversely affect our liquidity and our business. Among the provisions of the loan agreement that the bank may consider in determining if the Company is in default under the loan agreement is whether any change in the Company’s condition could reasonably be expected to have a material adverse effect on its business, operations, condition (financial or otherwise) or prospects or the value of any material collateral, or impairs the ability of the Company to repay any obligations owed under the Bank Facility. If a default occurs, the Company could attempt to obtain a waiver from the bank, but there is no assurance that the bank would grant such a waiver.

The Bank Facility is secured by substantially all of the assets of Chromcraft Revington and expires in 2012. There were no borrowings outstanding under the Bank Facility at December 31, 2009 and 2008.
Note 9. Loss Per Share of Common Stock
Due to the net loss in both 2009 and 2008, loss per share, basic and diluted, are the same, as the effect of potential common shares would be anti-dilutive.
Note 10. Asset Retirement Obligation
The Company recorded in 2008 a non-cash asset addition and corresponding liability for the present value of the estimated asset retirement obligation associated with certain equipment. The asset is depreciated over the estimated remaining useful life while the liability accretes to the amount of the estimated retirement obligation.
The following is a summary of the change in the carrying amount of the asset retirement obligation, the net book value of the asset related to the retirement obligation and the related depreciation expense recorded.

(In thousands)	2009	2008
Asset retirement obligation balance at beginning of year	$740	$—
Liabilities (non-current) incurred	—	717
Liabilities settled	—	—
Accretion expense — cost of goods sold	32	23

Asset retirement obligation balance at end of year	$772	$740

Net book value of asset retirement obligation asset at end of year	$592	$663

Depreciation expense	$72	$54

Note 11. Other Long-Term Liabilities
As discussed in Note 10, other long-term liabilities include $772,000 and $740,000 at December 31, 2009 and 2008, respectively for an asset retirement obligation recorded in 2008 on certain equipment. Other long-term liabilities also include $551,000 and $551,000 at December 31, 2009 and 2008, respectively, for estimated environmental remediation costs for land that was acquired as part of a previous acquisition by the Company.

Note 12. Employee Stock Ownership Plan
Chromcraft Revington sponsors a leveraged employee stock ownership plan (“ESOP”) and a defined contribution plan qualified under Internal Revenue Code section 401(k) that cover substantially all employees who have completed six months of service. For the years ended December 31, 2009 and 2008, the Company’s matching contribution with respect to participants’ pre-tax contributions to the 401(k) plan were made to the ESOP.
Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP stock transaction. The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust’s repayment obligation under the loan to the ESOP from the Company. The shares of common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company’s loan to the ESOP Trust. As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of total debt service paid in the year. Unearned ESOP shares are reported as a reduction of stockholders’ equity as reflected in the Consolidated Statements of Stockholders’ Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense was $86,000 in 2009 and $466,000 in 2008.
ESOP compensation expense in 2008 included a $235,000 accrual for the Company’s matching contribution with respect to participants’ pre-tax contributions to the 401(k) plan. For the year ended December 31, 2008, shares released from the ESOP Trust were not sufficient to satisfy the Company’s matching contribution under its 401(k) plan. The Company satisfied this liability with a cash contribution of $256,000 on October 15, 2009. In 2009, the shares of stock released to the ESOP under the ESOP loan are expected to meet the matching contribution obligation.
ESOP shares at December 31, 2009 and 2008, respectively, consisted of the following:

	(In thousands)
	2009	2008
Allocated shares	240	255
Unearned ESOP shares	1,468	1,536

Total ESOP shares	1,708	1,791

Unearned ESOP shares, at cost	$14,679	$15,356

Fair value of unearned ESOP shares	$3,347	$599

At December 31, 2009, the ESOP Trust owned approximately 27.9% of the issued and outstanding shares of the Company’s common stock.
Note 13. Stock-Based Compensation
The Company has the following stock-based compensation plans:
2007 Executive Incentive Plan
On May 9, 2007, the Company’s stockholders approved the 2007 Executive Incentive Plan effective as of January 1, 2007 (“Executive Incentive Plan”). The Executive Incentive Plan superseded and replaced the 1992 Stock Option Plan, as amended (“1992 Plan”), the Short Term Executive Incentive Plan and the Long Term Executive Incentive Plan, provided that options outstanding prior to 2007 continue to be subject to the 1992 Plan. The Executive Incentive Plan allows the Compensation Committee of the Board of Directors to make new stock-based awards of nonqualified stock options (“NQSOs”), stock appreciation rights, restricted shares and performance shares. Incentive stock options (“ISOs”) outstanding under the 1992 Plan are exercisable over a 10-year period and were granted at an exercise price no less than the fair market value of Chromcraft Revington’s common shares as of the date of grant. The Compensation Committee of the Board of Directors determines the vesting period and exercise prices of NQSOs. All outstanding options were vested and exercisable at December 31, 2009. At December 31, 2009 and 2008 common shares available for future awards under the Executive Incentive Plan were 637,192 and 637,192, respectively.
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
Directors’ Stock Plan
The Company’s Amended and Restated Directors’ Stock Plan (“Directors’ Plan”) provides for the granting of restricted stock or NQSOs to members of the board of directors who are not employees of the Company. Our Board decided to implement, on a temporary basis for 2009, a 20% reduction in awards made under this plan. Under the Directors’ Plan, eligible directors of the Company receive an award of either 640 (previously 800) shares of restricted common stock or an option to purchase 2,000 (previously 2,500) shares of common stock on the day following their re-election to the Board at each annual meeting of stockholders. Any new director who is elected or appointed for the first time to the board of directors receives an award of either 2,400 (previously 3,000) shares of restricted common stock or an option to purchase 8,000 (previously 10,000) shares of common stock. The Compensation Committee of the board of directors determines whether awards under the Directors’ Plan are made in restricted stock or stock options. The total number of shares of common stock subject to the Directors’ Plan is 150,000 shares. No restricted common stock or options will be granted under the Directors’ Plan after December 1, 2015. Shares of restricted common stock granted to directors under the Directors’ Plan will vest on the day immediately preceding the next annual meeting of stockholders following the award date. NQSOs granted under the Directors’ Plan are 100% vested on the date of the grant and are granted at an exercise price equal to the fair market value of the Company’s common shares as of the date of the grant. The options are exercisable for a period of ten years. At December 31, 2009 and 2008, there were 40,640 and 43,200 shares, respectively, available for future awards.
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
The Company granted no shares in 2009 and 2008 of restricted common stock to employees in connection with their employment agreements with the Company. In 2008, the Company cancelled 10,000 shares of restricted stock awarded to employees in 2006 and 2007 in connection with their employment termination. There were no outstanding restricted stock awards to employees as of December 31, 2009 and December 31, 2008.
The Company granted 3,840 shares and 5,600 shares of restricted common stock in 2009 and 2008, respectively, to its non-employee Directors under the Directors’ Plan. The restricted common stock awards aggregate fair market values on the dates of grant were $3,000 in 2009 and $23,000 in 2008. In 2009, the Company cancelled 1,280 shares of restricted stock awarded to two non-employee Directors in connection with their retirement from the board of directors. The remaining outstanding shares will vest on the day immediately preceding the annual meeting of stockholders that next follows the award date.
As of December 31, 2009, there was a total unearned compensation balance attributable to restricted stock awards of $1,000. The cost is expected to be recognized over a weighted average period of 0.4 years. Compensation expense recognized for restricted stock awards during the years ended December 31, 2009 and 2008 was $9,000 and $33,000, respectively. The related tax benefit for the compensation expense was $0 and $0 for the same periods, respectively.
A summary of all non-vested restricted stock activity for the year ended December 31, 2009 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock Outstanding at January 1, 2009	5,600	$4.18
Granted	3,840	$0.68
Forfeited	(1,280)	$0.68
Vested	(5,600)	$4.18

Restricted Stock Outstanding at December 31, 2009	2,560	$0.68

Stock Options
A summary of all stock option activity for the year ended December 31, 2009 is as follows:

Weighted
Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Options Outstanding at January 1, 2009	390,800	$11.67	4.1	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Options Outstanding and Exercisable at December 31, 2009	390,800	$11.67	3.1	$—

At December 31, 2009, the market price was less than the exercise price of all outstanding options and, therefore, no intrinsic value is reflected in the above table.
There were no stock options granted in 2009 and 2008. The fair value of stock options on the date of grant is estimated using the Black-Scholes pricing valuation model. The fair value of each option is amortized into compensation expense on a straight line basis between the grant date of the option and each vesting date.
There were no stock options exercised during the year ended December 31, 2009 or 2008, respectively. New shares are issued by the Company upon the exercise of options.
The intrinsic value of options that vested during the years ended December 31, 2009 and 2008 was $0 and $0, respectively. As of December 31, 2009, there were no unvested options.
Compensation expense recognized for stock options for the years ended December 31, 2009 and 2008 was $0 and $0, respectively. The related tax benefit for the compensation expense was $0 and $0 for the same periods, respectively.
Note 14. Supplemental Cash Flow Information
Interest expense, net of interest income, paid during the years ended December 31, 2009 and 2008 was $320,000 and $323,000, respectively. Income taxes paid during the years ended December 31, 2009 and 2008 were $37,000 and $0, respectively.
Note 15. Rental Commitments
Chromcraft Revington leases office space, showroom facilities and transportation and other equipment under non-cancelable operating leases. The future minimum lease payments under non-cancelable leases for the years ending December 31, 2010, 2011, 2012, 2013, 2014 and thereafter are $1,446,000, $1,271,000, $1,050,000, $125,000, $128,000 and $43,000 respectively. The Company may not renew certain leases based on its current reduced business activity level.

Rental expense was $2,236,000 and $2,206,000 for the years ended December 31, 2009 and 2008, respectively.
Note 16. Related Party Transactions
Ronald H. Butler, Chairman and Chief Executive Officer of the Company, under his employment agreement, will receive an award of 240,000 shares of restricted common stock under the Company’s 2007 Executive Incentive Plan for the performance period ending December 31, 2010. The award may be earned if certain performance goals are achieved and will be subject to Mr. Butler’s employment agreement and the Executive Incentive Plan.
Note 17. Recently Issued Accounting Standards
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Chromcraft Revington, Inc.
We have audited the accompanying consolidated balance sheet of Chromcraft Revington, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chromcraft Revington, Inc. and subsidiaries as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of Chromcraft Revington, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, included in 9A(T) — Controls and Procedures and, accordingly, we do not express an opinion thereon.
/s/ McGladrey & Pullen, LLP
Schaumburg, Illinois
March 31, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Chromcraft Revington, Inc.:
We have audited the accompanying consolidated balance sheet of Chromcraft Revington, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chromcraft Revington, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
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

(3.2)	By-laws of the Registrant, as amended, filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2009 is incorporated herein by reference.

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

(10.22)
First Amendment to Loan and Security Agreement, dated January 15, 2009, between the Registrant and Bank of America, N.A., filed as Exhibit 10.21 to Form 10-K, as filed with the Securities and Exchange Commission on April 17, 2009, is incorporated herein by reference.

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

(10.33)
Fourth Amendment to the Chromcraft Revington Employees Stock Ownership Trust, effective February 1, 2010, by and between the Registrant and Reliance Trust Company (as successor trustee) (filed herewith).

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

(10.94)	Amendment No. 1 dated December 31, 2009, to the Employment Agreement between the Registrant and Ronald H. Butler (filed herewith).

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

(10.99)	Severance Agreement dated March 31, 2010, between the Registrant and E. Michael Hanna (filed herewith).

(14.0)
Code of Business Conduct and Ethics of Chromcraft Revington, Inc., as amended and restated effective November 7, 2008, filed as Exhibit 14 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2008, is incorporated herein by reference.

(21.1)	Subsidiaries of the Registrant (filed herewith).

(23.1)	Consent of Independent Registered Public Accounting Firm (filed herewith).

(23.2)	Consent of Independent Registered Public Accounting Firm (filed herewith).

(31.1)	Certification of Chief Executive Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification of Vice President — Finance and Principal Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)
Certifications of Chief Executive Officer and Vice President — Finance and Principal Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).