Form 10-Q
period 2010-04-03
CHROMCRAFT REVINGTON INC
filed 2010-05-18
CIK 884130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010
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
Common Stock, $.01 par value — 6,128,769 as of April 30, 2010

PART I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (unaudited)
Chromcraft Revington, Inc.
(In thousands, except per share data)

	Three Months Ended
	April 3,	April 4,
	2010	2009

Sales	$13,907	$16,653

Cost of sales	11,201	15,571

Gross margin	2,706	1,082

Selling, general and administrative expenses	3,611	4,157

Operating loss	(905)	(3,075)

Interest expense, net	(75)	(77)

Net loss	$(980)	$(3,152)

Basic and diluted loss per share of common stock	$(.21)	$(.69)

Shares used in computing loss per share	4,667	4,594
See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	April 3,	December 31,
	2010	2009

Assets

Cash and cash equivalents	$8,108	$3,636

Accounts receivable, less allowance of $450 in 2010 and 2009	7,420	7,661

Refundable income taxes	—	6,578

Inventories	13,108	13,294

Prepaid expenses and other	1,211	990

Current assets	29,847	32,159

Property, plant and equipment, net	8,111	8,293

Other assets	689	667

Total assets	$38,647	$41,119

Liabilities and Stockholders’ Equity

Accounts payable	$2,807	$3,364

Accrued liabilities	2,952	3,905

Current liabilities	5,759	7,269

Deferred compensation	569	599

Other long-term liabilities	1,677	1,669

Total liabilities	8,005	9,537

Stockholders’ equity	30,642	31,582

Total liabilities and stockholders’ equity	$38,647	$41,119

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	Three Months Ended
	April 3,	April 4,
	2010	2009

Operating Activities
Net loss	$(980)	$(3,152)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	224	263
Non-cash share based and ESOP compensation expense	42	47
Provision for doubtful accounts	12	116
Non-cash inventory write-downs	152	163
Non-cash asset impairment charges	—	6
Changes in operating assets and liabilities
Accounts receivable	229	3,573
Refundable income taxes	6,578	—
Inventories	34	5,294
Prepaid expenses and other	(221)	(102)
Accounts payable and accrued liabilities	(1,512)	(2,202)
Long-term liabilities and assets	(44)	(73)

Cash provided by operating activities	4,514	3,933

Investing Activities
Capital expenditures	(42)	(73)
Proceeds on disposal of assets	—	484

Cash provided by (used in) investing activities	(42)	411

Change in cash and cash equivalents	4,472	4,344

Cash and cash equivalents at beginning of the period	3,636	879

Cash and cash equivalents at end of the period	$8,108	$5,223

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
Chromcraft Revington, Inc.
Three Months Ended April 3, 2010
(In thousands, except share data)

			Capital in	Unearned				Total
	Common Stock		Excess of	ESOP	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Par Value	Shares	Earnings	Shares	Amount	Equity

Balance at January 1, 2010	7,947,923	$80	$17,085	$(14,679)	$50,256	(1,819,154)	$(21,160)	$31,582

ESOP compensation expense	—	—	(129)	169	—	—	—	40

Net loss	—	—	—	—	(980)	—	—	(980)

Balance at April 3, 2010	7,947,923	$80	$16,956	$(14,510)	$49,276	(1,819,154)	$(21,160)	$30,642

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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 3, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.
The interim financial statements contained in this report should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in Chromcraft Revington’s annual report on Form 10-K for the year ended December 31, 2009.
The Company has made certain reclassifications to the 2009 Consolidated Financial Statements in order to conform to the 2010 presentation.
Note 2. Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Note 3. Inventories
Inventories at April 3, 2010 and December 31, 2009 consisted of the following:

	(In thousands)
	April 3,	December 31,
	2010	2009
Raw materials	$4,156	$4,364
Work-in-process	1,012	903
Finished goods	7,940	8,027

	$13,108	$13,294

Note 4. Property, Plant and Equipment
Property, plant and equipment at April 3, 2010 and December 31, 2009 consisted of the following:

	(In thousands)
	April 3,	December 31,
	2010	2009
Land	$324	$324
Buildings and improvements	18,438	18,438
Machinery and equipment	23,071	23,069
Leasehold improvements	711	711
Construction in progress	424	384

	42,968	42,926
Less accumulated depreciation and amortization	(34,857)	(34,633)

	$8,111	$8,293

Construction in progress includes the capitalized costs for a new information technology system carried at net realizable value based on management’s expectation of the potential use and benefits from the system. The timing of any future expenditures on the system is uncertain and is being evaluated by management.
Note 5. Accrued Liabilities
Accrued liabilities at April 3, 2010 and December 31, 2009 consisted of the following:

	(In thousands)
	April 3,	December 31,
	2010	2009
Employee-related benefits	$804	$1,043
Property tax	261	483
Compensation related	91	441
Other accrued liabilities	1,796	1,938

	$2,952	$3,905

Note 6. Bank Debt
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
At April 3, 2010, the Company had approximately $7,669,000 in unused availability under the Bank Facility, which reflects a $1,000,000 reduction for a letter of credit outstanding in connection with a self-insured workers’ compensation program. Certain covenants and restrictions, including a fixed charge coverage ratio as defined in the loan agreement, will become effective if availability under the Bank Facility is less than $5,000,000. The Company did not comply with the fixed charge coverage ratio at April 3, 2010; however, the Company’s availability under the Bank Facility exceeded $5,000,000 at April 3, 2010 and, accordingly, the covenant regarding this ratio did not apply at the end of the first quarter of 2010.
Note 7. Employee Stock Ownership Plan
Chromcraft Revington sponsors the Employee Stock Ownership and Savings Plan (the “Plan”) which consists of the following two components: (i) a leveraged employee stock ownership plan qualified under Section 401(a) of the Internal Revenue Code (the “Code”) which is designed to invest primarily in Company stock (the “ESOP”); and (ii) a qualified cash or deferred arrangement under Code Section 401(k) (the “401(k) Plan”). The Plan covers substantially all employees who have completed six months of service. For the year ended December 31, 2009, the Company’s matching contribution with respect to participants’ pre-tax contributions to the 401(k) Plan was made to the ESOP. The 2010 Company matching contribution with respect to participants’ pre-tax contributions to the 401(k) Plan is expected to be made to the ESOP.
When the plan was established, Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP’s purchase of common stock of the Company. The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust’s repayment obligation under the loan to the ESOP from the Company. The shares of common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company’s loan to the ESOP Trust. As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of total debt service paid in the year. Unearned ESOP shares are reported as a reduction of stockholders’ equity as reflected in the Consolidated Statements of Stockholders’ Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense, a non-cash charge, for the three months ended April 3, 2010 and April 4, 2009 was $42,000 and $41,000, respectively.

ESOP shares at April 3, 2010 and December 31, 2009, respectively, consisted of the following:

	(In thousands)
	April 3,	December 31,
	2010	2009
Allocated shares	255	240
Unearned ESOP shares	1,451	1,468

Total ESOP shares	1,706	1,708

Unearned ESOP shares, at cost	$14,510	$14,679

Fair value of unearned ESOP shares	$3,627	$3,347

Note 8. Income Taxes
At April 3, 2010 and December 31, 2009, the Company maintained a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carryforwards, and the ability to generate future taxable income. The Company expects to maintain a full valuation allowance on its entire net deferred tax assets in 2010, resulting in an effective tax rate of zero for the three months ended April 3, 2010.
Note 9. Loss per Share of Common Stock
Due to the net loss in the three months ended April 3, 2010 and April 4, 2009, loss per share, basic and diluted, are the same, as the effect of potential issuances of common stock would be antidilutive.
Note 10. Recently Issued Accounting Standards
There have been no recent accounting standards or changes in accounting standards during the three months ended April 3, 2010, that are of significance, or potential significance to the Company, as compared to the recent accounting standards described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is experiencing reduced demand for its products as a result of weak consumer confidence and housing activity primarily due to the effects of the economic downturn. Additionally, sales have declined due to the discontinuation of certain low margin products in 2009 and the globalization of the furniture industry. We expect that the current economic environment for consumers will continue to be challenging through the remainder of 2010.
We have repositioned our residential furniture product line in an effort to improve profitability by introducing better value imports, utilizing a product licensing arrangement for marketing support, and replacing unprofitable and slow moving items offered in our product line with higher velocity items to improve customer service. We have moved away from a high cost manufacturing model to global sourcing with lower costs.

We continue to review and cut operating costs to be in line with our current revenue base as the Company completes its business transition in 2010. The Company’s new business model is expected to result in a more variable cost structure and provide greater flexibility in competing in the furniture industry. A prolonged economic downturn could cause outcomes to differ materially from those expected above.
Results of Operations
The following table sets forth the Condensed Consolidated Statements of Operations of Chromcraft Revington for the three months ended April 3, 2010 and April 4, 2009 expressed as a percentage of sales.

	Three Months Ended
	April 3,	April 4,
	2010	2009
Sales	100.0%	100.0%
Cost of sales	80.5	93.5

Gross margin	19.5	6.5
Selling, general and administrative expenses	26.0	25.0

Operating loss	(6.5)	(18.5)
Interest expense	(0.5)	(0.4)

Net loss	(7.0)%	(18.9)%

Consolidated sales for the three months ended April 3, 2010 of $13,907,000 represented a 16.5% decrease from $16,653,000 reported for the prior year period. First quarter 2010 shipments of residential furniture were lower as compared to the prior year period primarily due to weak consumer confidence and housing activity reflecting the effects of the economic downturn; restructuring activities in 2009 including the elimination of slow moving and unprofitable products; and import competition. Commercial furniture shipments were higher in the first quarter of 2010 as compared to the prior year period primarily due to an increase in shipments of seating products. The consolidated sales decrease for the three months ended April 3, 2010 was primarily due to lower unit volume.
Gross margin for the three months ended April 3, 2010 was $2,706,000 as compared to $1,082,000 in the prior year period. The higher gross margin in 2010 reflected our transition to a more variable cost global sourcing model and a favorable product sales mix in the first quarter of 2010 compared to the prior year period. The first quarter 2009 gross margin was negatively impacted by unabsorbed fixed overhead and restructuring expenses related to a plant shutdown.
Selling, general and administrative expenses decreased $546,000 to $3,611,000 from $4,157,000 for the prior year period. The decrease in selling, general and administrative expenses for the three months ended April 3, 2010 compared to the same period in 2009 was primarily due to a decrease in professional fees and sales commissions. Selling, general and administrative expenses for the first quarter of 2009 included a reduction of accrued severance benefits of $334,000 resulting from revisions to severance agreements with two former executives which reduced the amounts payable to them.
The Company completed its restructuring activities, which began in 2008, during the second quarter of 2009, therefore no restructuring charges were incurred during the three months ended April 3, 2010.

In the first quarter of 2009, the Company recorded a net restructuring credit of $34,000, consisting of charges recorded as cost of goods sold of $228,000, primarily for exit and disposal activities, and a net credit to selling, general and administrative expenses of $262,000 related to one-time termination benefits.
Net interest expense, which includes Bank Facility fees, was $75,000 for the first quarter 2010 as compared to $77,000 for the prior year period.
At December 31, 2009 and 2008, the Company maintained a full valuation allowance against the entire net deferred income tax balance. The Company expects to maintain a full valuation allowance on its entire net deferred tax assets at December 31, 2010, resulting in an effective tax rate of zero for the quarter ended April 3, 2010 and the prior year period.
Financial Condition, Liquidity and Capital Resources
Cash increased by $4,472,000 at April 3, 2010 compared to December 31, 2009 primarily due to receipt of the income tax refund previously disclosed. Working capital, excluding cash, decreased by $5,274,000 in the first three months of 2010 primarily due to a decrease in refundable income taxes, partially offset by lower accounts payable and accrued liabilities.
Operating activities of the Company generated $4,514,000 of cash in the first quarter of 2010 as compared to $3,933,000 of cash provided in the prior year period. The higher cash flow from operating activities in 2010 was primarily due to the receipt of a tax refund of $6,578,000 and a reduced cash loss in the first quarter of 2010, partially offset by lower cash generated from working capital reductions as compared to the prior year period.
Investing activities used cash of $42,000 in the first quarter of 2010 as compared to $411,000 of cash generated in the prior year period. Investing activities in the first quarter of 2009 include cash received from the sale of idled machinery and equipment from restructuring activities of $484,000. The Company used cash of $42,000 for capital expenditures during the first quarter of 2010, as compared to $73,000 spent in the prior year period. In 2010, the Company expects to spend approximately $500,000 for capital expenditures.
At April 3, 2010, the Company had cash and cash equivalents of $8,108,000 and approximately $7,669,000 in availability under its Bank Facility based on eligible accounts receivable and inventories. There were no borrowings outstanding under the Bank Facility at the end of the first quarter of 2010. The Bank Facility expires in 2012 and is secured by substantially all of the assets of the Company. Certain covenants and restrictions, including a fixed charge coverage ratio as defined in the loan agreement, will become effective if availability under the Bank Facility is less than $5,000,000. The Company did not comply with the fixed charge coverage ratio at April 3, 2010; however, the Company’s availability under the Bank Facility exceeded $5,000,000 at April 3, 2010 and, accordingly, the covenant regarding this ratio did not apply at the end of the first quarter of 2010. The Company expects to have availability under the Bank Facility in excess of $5,000,000 during the remainder of 2010.

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
The Company believes that its cash and availability under its Bank Facility will be adequate to meet its short term liquidity requirements. The Company has implemented expense controls and limitations on capital expenditures to conserve cash during the current economic downturn. We will need to generate cash flow from operations in future periods in order to meet our long term liquidity needs. In the absence of adequate cash flow from operations in the future, we may need to further restrict expenditures, sell assets, or seek additional business funding.
Recently Issued Accounting Standards
There have been no recent accounting standards or changes in accounting standards during the three months ended April 3, 2010, that are of significance, or potential significance to the Company, as compared to the recent accounting standards described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Among the risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions, including the impact of the current global recession; import and domestic competition in the furniture industry; our ability to execute our business strategies, implement our new business model and successfully complete our business transition; our ability to grow sales and reduce expenses to eliminate our operating loss; our ability to sell the right product mix; supply disruptions with products manufactured in China; continued availability under our Bank Facility; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new home and existing home sales; financial viability of our customers and their ability to continue or increase product orders; loss of key management; other factors that generally affect business; and the risks set forth in our annual report on Form 10-K for the year ended December 31, 2009.

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
There were no changes in Chromcraft Revington’s internal control over financial reporting that occurred during the first quarter of 2010 that may have materially affected, or are reasonably likely to materially affect, Chromcraft Revington’s internal control over financial reporting.
PART II. Other Information
Item 6. Exhibits

3.1
Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

3.2	By-laws of the Registrant, as amended, filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2009, is incorporated herein by reference.

10.46	First Amendment to the Amended and Restated Directors’ Stock Plan of Chromcraft Revington, Inc., effective January 1, 2010 (filed herewith).

31.1	Certification of Chief Executive Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Vice President — Finance and Principal Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Chromcraft Revington, Inc. (Registrant)
Date: May 18, 2010	By:	/s/ Ronald H. Butler
Ronald H. Butler,
Chairman and Chief Executive Officer

Date: May 18, 2010	By:	/s/ Myron D. Hamas
Myron D. Hamas,
Vice President — Finance and Principal Financial Officer