Form 10-Q
period 2010-07-03
CHROMCRAFT REVINGTON INC
filed 2010-08-17
CIK 884130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
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
Common Stock, $.01 par value — 6,389,393 as of August 6, 2010

INDEX

Page
Number

PART I. Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Statements of Operations — Three and Six Months Ended July 3, 2010 and July 4, 2009	3

Condensed Consolidated Balance Sheets — July 3, 2010 and December 31, 2009	4

Condensed Consolidated Statements of Cash Flows — Six Months Ended July 3, 2010 and July 4, 2009	5

Condensed Consolidated Statement of Stockholders’ Equity — Six Months Ended July 3, 2010	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II. Other Information

Item 6. Exhibits	15

SIGNATURES	16

Exhibit 10.23
Exhibit 10.34
Exhibit 10.90
Exhibit 10.91
Exhibit 10.92
Exhibit 10.97
Exhibit 10.98
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (unaudited)
Chromcraft Revington, Inc.
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Sales	$14,008	$14,598	$27,915	$31,251

Cost of sales	11,339	12,923	22,540	28,494

Gross margin	2,669	1,675	5,375	2,757

Selling, general and administrative expenses	3,937	4,061	7,548	8,218

Operating loss	(1,268)	(2,386)	(2,173)	(5,461)

Interest expense, net	(75)	(78)	(150)	(155)

Net loss	$(1,343)	$(2,464)	$(2,323)	$(5,616)

Basic and diluted loss per share of common stock	$(.29)	$(.53)	$(.50)	$(1.22)

Shares used in computing loss per share	4,685	4,613	4,676	4,603
See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	July 3,	December 31,
	2010	2009

Assets

Cash and cash equivalents	$6,489	$3,636

Accounts receivable, less allowance of $450 in 2010 and 2009	7,500	7,661

Refundable income taxes	—	6,578

Inventories	13,263	13,294

Prepaid expenses and other	1,218	990

Current assets	28,470	32,159

Property, plant and equipment, net	7,956	8,293

Other assets	570	667

Total assets	$36,996	$41,119

Liabilities and Stockholders’ Equity

Accounts payable	$2,620	$3,364

Accrued liabilities	2,736	3,905

Current liabilities	5,356	7,269

Deferred compensation	524	599

Other long-term liabilities	1,685	1,669

Total liabilities	7,565	9,537

Stockholders’ equity	29,431	31,582

Total liabilities and stockholders’ equity	$36,996	$41,119

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	Six Months Ended
	July 3,	July 4,
	2010	2009

Operating Activities
Net loss	$(2,323)	$(5,616)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	472	526
Non-cash share based and ESOP compensation expense	172	68
Provision for doubtful accounts	43	314
Non-cash inventory write-downs	221	576
Non-cash asset impairment charges	—	3
Changes in operating assets and liabilities
Accounts receivable	118	3,029
Refundable income taxes	6,578	—
Inventories	(190)	5,920
Prepaid expenses and other	(228)	(143)
Accounts payable and accrued liabilities	(1,913)	(2,753)
Long-term liabilities and assets	38	(123)

Cash provided by operating activities	2,988	1,801

Investing Activities
Capital expenditures	(135)	(105)
Proceeds on disposal of assets	—	487

Cash provided by (used in) investing activities	(135)	382

Change in cash and cash equivalents	2,853	2,183

Cash and cash equivalents at beginning of the period	3,636	879

Cash and cash equivalents at end of the period	$6,489	$3,062

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
Chromcraft Revington, Inc.
Six Months Ended July 3, 2010
(In thousands, except share data)

			Capital in	Unearned				Total
	Common Stock		Excess of	ESOP	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Par Value	Shares	Earnings	Shares	Amount	Equity

Balance at January 1, 2010	7,947,923	$80	$17,085	$(14,679)	$50,256	(1,819,154)	$(21,160)	$31,582

ESOP compensation expense	—	—	(256)	339	—	—	—	83

Issuance of restricted stock awards	260,624	2	(2)	—	—	—	—	—

Share based compensation	—	—	89	—	—	—	—	89

Net loss	—	—	—	—	(2,323)	—	—	(2,323)

Balance at July 3, 2010	8,208,547	$82	$16,916	$(14,340)	$47,933	(1,819,154)	$(21,160)	$29,431

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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 3, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
Note 3. Inventories
Inventories at July 3, 2010 and December 31, 2009 consisted of the following:

	(In thousands)
	July 3,	December 31,
	2010	2009
Raw materials	$3,965	$4,364
Work-in-process	1,145	903
Finished goods	8,153	8,027

	$13,263	$13,294

Inventory reserves decreased $424,000, on a net basis, in the six months ended July 3, 2010, primarily attributable to a reduction of slow moving and unprofitable products.

Note 4. Property, Plant and Equipment
Property, plant and equipment at July 3, 2010 and December 31, 2009 consisted of the following:

	(In thousands)
	July 3,	December 31,
	2010	2009

Land	$324	$324
Buildings and improvements	18,438	18,438
Machinery and equipment	23,178	23,069
Leasehold improvements	769	711
Construction in progress	352	384

	43,061	42,926

Less accumulated depreciation and amortization	(35,105)	(34,633)

	$7,956	$8,293

Construction in progress includes the capitalized costs for a new information technology system carried at net realizable value based on management’s expectation of the potential use and benefits from the system. The timing of any future expenditures on the system is uncertain and is being evaluated by management.
Note 5. Accrued Liabilities
Accrued liabilities at July 3, 2010 and December 31, 2009 consisted of the following:

	(In thousands)
	July 3,	December 31,
	2010	2009
Employee-related benefits	$692	$1,043
Property tax	233	483
Commissions	285	317
Compensation related	85	441
Other accrued liabilities	1,441	1,621

	$2,736	$3,905

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
At July 3, 2010, the Company had approximately $8,024,000 in unused availability under the Bank Facility, which reflects a $500,000 reduction for a letter of credit outstanding in connection with a self-insured workers’ compensation program. Certain covenants and restrictions, including a fixed charge coverage ratio as defined in the loan agreement, will become effective if availability under the Bank Facility is less than $5,000,000. The Company did not comply with the fixed charge coverage ratio at July 3, 2010; however, the Company’s availability under the Bank Facility exceeded $5,000,000 at July 3, 2010 and, accordingly, the covenant regarding this ratio did not apply at the end of the second quarter of 2010.
Note 7. Employee Stock Ownership Plan
Chromcraft Revington sponsors the Employee Stock Ownership and Savings Plan (the “Plan”) which consists of the following two components: (i) a leveraged employee stock ownership plan qualified under Section 401(a) of the Internal Revenue Code (the “Code”) which is designed to invest primarily in Company stock (the “ESOP”); and (ii) a qualified cash or deferred compensation arrangement under Code Section 401(k) (the “401(k) Plan”). The Plan covers substantially all employees who have completed six months of service with the Company. For the plan year ended December 31, 2009, the Company’s matching contribution with respect to participants’ pre-tax contributions to the 401(k) Plan was made to the ESOP in the second quarter of 2010. The Company matching contribution with respect to participants’ pre-tax contributions to the 401(k) Plan for the plan year ending December 31, 2010 is expected to be made to the ESOP.
When the Plan was established, Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP’s purchase of common stock of the Company. The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum. Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust’s repayment obligation under the loan to the ESOP from the Company. The shares of common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company’s loan to the ESOP Trust. As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of total debt service paid in the year. Unearned ESOP shares are reported as a reduction of stockholders’ equity as reflected in the Consolidated Statement of Stockholders’ Equity of the Company. As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense, a non-cash charge, for the three and six months ended July 3, 2010 was $41,000 and $83,000, respectively, compared to $39,000 and $80,000, respectively for the prior year periods.

ESOP shares at July 3, 2010 and December 31, 2009, respectively, consisted of the following:

	(In thousands)
	July 3,	December 31,
	2010	2009
Allocated ESOP shares	272	240
Unearned ESOP shares	1,434	1,468

Total ESOP shares	1,706	1,708

Unearned ESOP shares, at cost	$14,340	$14,679

Fair value of unearned ESOP shares	$3,313	$3,347

Note 8. Income Taxes
At July 3, 2010 and December 31, 2009, the Company maintained a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carryforwards, and the ability to generate future taxable income. The Company expects to maintain a full valuation allowance on its entire net deferred tax assets in 2010, resulting in an effective tax rate of zero for the three and six months ended July 3, 2010.
Note 9. Loss per Share of Common Stock
Due to the net loss in the three and six months ended July 3, 2010 and July 4, 2009, loss per share, basic and diluted, are the same, as the effect of potential issuances of common stock would be antidilutive.
Note 10. Recently Issued Accounting Standards
There have been no recent accounting standards or changes in accounting standards during the six months ended July 3, 2010, that are of significance, or potential significance to the Company, as compared to the recent accounting standards described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Results of Operations
The following table sets forth the Condensed Consolidated Statements of Operations of Chromcraft Revington for the three and six months ended July 3, 2010 and July 4, 2009 expressed as a percentage of sales.

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.0	88.5	80.8	91.2

Gross margin	19.0	11.5	19.2	8.8
Selling, general and administrative expenses	28.1	27.8	27.0	26.3

Operating loss	(9.1)	(16.3)	(7.8)	(17.5)
Interest expense	(0.5)	(0.6)	(0.5)	(0.5)

Net loss	(9.6)%	(16.9)%	(8.3)%	(18.0)%

Consolidated sales for the three and six months ended July 3, 2010 of $14,008,000 and $27,915,000, respectively, represented a 4.0% and 10.7% decrease, respectively, from the same periods last year. Shipments of residential furniture were lower as compared to the prior year periods primarily due to weak consumer confidence and housing activity reflecting the effects of the economic downturn; restructuring activities in 2009 including the elimination of slow moving and unprofitable products; and import competition. Commercial furniture shipments were higher in the three and six months ended July 3, 2010 as compared to the prior year periods primarily due to an increase in shipments of seating products. The consolidated sales decrease for 2010 was primarily due to lower unit volume.
Gross margin for the three month and six months ended July 3, 2010 was $2,669,000 and $5,375,000, respectively, as compared to $1,675,000 and $2,757,000, respectively, for the prior year periods. The higher gross margin in 2010 reflected our transition to a more variable cost global sourcing model and a favorable product sales mix in 2010 compared to the prior year periods. Gross margin for the six months ended July 4, 2009 was negatively impacted by unabsorbed fixed overhead and restructuring expenses related to a plant shutdown. Gross margin for the second quarter of 2010 included $69,000 of inventory write-downs as compared to $413,000 in the prior year period primarily to reflect slow moving and unprofitable products and excess inventory.
Selling, general and administrative expenses decreased $124,000 and $670,000 in the three and six months ended July 3, 2010, respectively, compared to the same periods last year. The decrease in selling, general and administrative expenses for the three months ended July 3, 2010 compared to the same period in 2009 was primarily due to a decrease in bad debt expense. The decrease in selling general and administrative expense for the first half of 2010 compared to the prior year period is primarily due to lower professional fees and bad debt expense. Selling, general and administrative expenses for the six months ended July 4, 2009 included a first quarter reduction of accrued severance benefits of $334,000 resulting from revisions to severance agreements with two former executives which reduced the amounts payable to them.

The Company completed its restructuring activities, which began in 2008, during the second quarter of 2009; therefore, no restructuring charges were incurred during the six months ended July 3, 2010. During the six months ended July 4, 2009, the Company recorded restructuring charges as cost of goods sold of $330,000, and a net credit to selling, general and administrative expenses of $224,000.
Net interest expense, which includes Bank Facility fees, was $75,000 and $150,000, respectively, for the three and six months ended July 3, 2010 as compared to $78,000 and $155,000, respectively, in the prior year periods.
At December 31, 2009 and 2008, the Company maintained a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating results, the likelihood of the utilization of net operating loss carryforwards, and the ability to generate future taxable income. The Company expects to maintain a full valuation allowance on its entire net deferred tax assets at December 31, 2010, resulting in an effective tax rate of zero for the quarter and six months ended July 3, 2010 and the prior year periods.
Financial Condition, Liquidity and Capital Resources
Cash increased by $2,853,000 at July 3, 2010 as compared to December 31, 2009 primarily due to the receipt of a federal income tax refund in the first quarter of 2010, partially offset by the cash loss from operations and a reduction in current liabilities. Working capital, excluding cash, decreased by $4,629,000 in the six months ended July 3, 2010 primarily due to a decrease in refundable income taxes, partially offset by lower accounts payable and accrued liabilities.
Operating activities of the Company provided $2,988,000 of cash for the six months ended July 3, 2010 as compared to $1,801,000 of cash provided in the prior year period. The higher cash flow from operating activities in 2010 was primarily due to the receipt of a federal income tax refund of $6,578,000 and a reduced cash loss in the first six months of 2010, partially offset by lower cash generated from working capital reductions as compared to the prior year period.
Investing activities used cash of $135,000 for the six months ended July 3, 2010 as compared to $382,000 of cash generated in the prior year period. Investing activities in 2009 include cash received from the sale of idled machinery and equipment from restructuring activities of $487,000. The Company used cash of $135,000 for capital expenditures during the first six months of 2010, as compared to $105,000 spent in the prior year period. In 2010, the Company expects to spend approximately $500,000 for capital expenditures.
At July 3, 2010, the Company had cash and cash equivalents of $6,489,000 and approximately $8,024,000 in availability under its Bank Facility based on eligible accounts receivable and inventories. There were no borrowings outstanding under the Bank Facility at the end of the second quarter of 2010. The Bank Facility expires in 2012 and is secured by substantially all of the assets of the Company. Certain covenants and restrictions, including a fixed charge coverage ratio as defined in the bank loan agreement, will become effective if availability under the Bank Facility is less than $5,000,000. The Company did not comply with the fixed charge coverage ratio at July 3, 2010; however, the Company’s availability under the Bank Facility exceeded $5,000,000 at July 3, 2010 and, accordingly, the covenant regarding this ratio did not apply at the end of the second quarter of 2010. The Company expects to have availability under the Bank Facility in excess of $5,000,000 during the remainder of 2010.

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
The Company believes that its cash and availability under its Bank Facility will be adequate to meet its short term liquidity requirements. The Company has implemented expense controls and limitations on capital expenditures to conserve cash during the current economic downturn. We will need to increase sales and generate cash flow from operations in future periods in order to meet our long term liquidity needs. In the absence of adequate cash flow from operations in the future, we may need to further restrict expenditures, sell assets, or seek additional business funding.
Recently Issued Accounting Standards
There have been no recent accounting standards or changes in accounting standards during the six months ended July 3, 2010, that are of significance, or potential significance to the Company, as compared to the recent accounting standards described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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

Among the risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions, including the impact of the current recession in the U.S. and elsewhere; import and domestic competition in the furniture industry; ability of the Company to execute its business strategies, implement its new business model and successfully complete its business transition; our ability to grow sales and reduce expenses to eliminate our operating loss; our ability to sell the right product mix; supply disruptions with products manufactured in China and other Asian countries; continued credit availability under the Company’s Bank Facility; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new home and existing home sales; financial viability of the Company’s customers and their ability to continue or increase product orders; loss of key management; and other factors that generally affect business; and certain risks set forth in our annual report on Form 10-K for the year ended December 31, 2009.
We do not undertake any obligation to update or revise publicly any forward-looking statements to reflect information, events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or circumstances.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company had no bank indebtedness in the first six months of 2010 and, therefore, no interest rate risk.
The Company sources certain raw materials and finished furniture, primarily from China. These purchases are fixed-price contracts and other arrangements payable in U.S. dollars and, therefore, the Company has no material foreign currency exchange rate risk exposure. The Company does not utilize foreign currency hedging instruments.
Item 4. Controls and Procedures
Chromcraft Revington’s principal executive officer and principal financial officer have concluded, based upon their evaluation, that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of the end of the period covered by this Form 10-Q.
There were no changes in Chromcraft Revington’s internal control over financial reporting that occurred during the second quarter of 2010 that may have materially affected, or are reasonably likely to materially affect, Chromcraft Revington’s internal control over financial reporting.

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

10.23
Chromcraft Revington, Inc. Employee Stock Ownership and Savings Plan – ESOP Component Trust, dated May 13, 2010 by and between the Registrant and Reliance Trust Company (as successor Trustee) (filed herewith).

10.34	Amendment No. 3 to the Term Loan and Security Agreement, dated May 13, 2010, by and between the Registrant and Reliance Trust Company (as successor Trustee) (filed herewith).

10.90	Restricted Stock Award Agreement, dated July 30, 2010 between the Registrant and Ronald H. Butler (filed herewith).

10.91	Employment Agreement, dated April 23, 2007 between the Registrant and William B. Massengill (filed herewith).

10.92	Form of Award Letter regarding short-term incentive cash bonus opportunity under the 2007 Executive Incentive Plan (filed herewith).

10.97	Form of Performance Share and Restricted Stock Award Agreement under the 2007 Executive Incentive Plan (filed herewith).

10.98	Form of Restricted Stock Award Agreement under the Directors’ Stock Plan (filed herewith).

31.1	Certification of Chief Executive Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Vice President — Finance and Principal Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Chromcraft Revington, Inc. (Registrant)
Date: August 17, 2010	By:	/s/ Ronald H. Butler
Ronald H. Butler,
Chairman and Chief Executive Officer

Date: August 17, 2010	By:	/s/ Myron D. Hamas
Myron D. Hamas,
Vice President — Finance and Principal Financial Officer