Form 10-Q
period 2010-10-02
CHROMCRAFT REVINGTON INC
filed 2010-11-16
CIK 884130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value – 6,389,393 as of November 2, 2010

INDEX

Index

PART I.  Financial Information

Item 1.  Financial Statements

Condensed Consolidated Statements of Operations (unaudited)
Chromcraft Revington, Inc.
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Sales	$13,808	$16,030	$41,723	$47,281

Cost of sales	11,716	13,155	34,256	41,649

Gross margin	2,092	2,875	7,467	5,632

Selling, general and administrative expenses	3,951	3,776	11,499	11,994

Operating loss	(1,859)	(901)	(4,032)	(6,362)

Interest expense, net	(74)	(78)	(224)	(233)

Net loss	$(1,933)	$(979)	$(4,256)	$(6,595)

Basic and diluted loss per share of common stock	$(.41)	$(.21)	$(.91)	$(1.43)

Shares used in computing loss per share	4,703	4,633	4,685	4,613

See accompanying notes to condensed consolidated financial statements.

Index

Condensed Consolidated Balance Sheets (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	October 2,	December 31,
	2010	2009

Assets

Cash and cash equivalents	$3,709	$3,636

Accounts receivable, less allowance of $340 in 2010 and $450 in 2009	7,839	7,661

Refundable income taxes	-	6,578

Inventories	14,262	13,294

Prepaid expenses and other	1,348	990

Current assets	27,158	32,159

Property, plant and equipment, net	7,766	8,293

Other assets	578	667

Total assets	$35,502	$41,119

Liabilities and Stockholders' Equity

Accounts payable	$2,767	$3,364

Accrued liabilities	2,916	3,905

Current liabilities	5,683	7,269

Deferred compensation	493	599

Other long-term liabilities	1,692	1,669

Total liabilities	7,868	9,537

Stockholders' equity	27,634	31,582

Total liabilities and stockholders' equity	$35,502	$41,119

See accompanying notes to condensed consolidated financial statements.

Index

Condensed Consolidated Statements of Cash Flows (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	Nine Months Ended
	October 2,	October 3,
	2010	2009

Operating Activities
Net loss	$(4,256)	$(6,595)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	682	775
Non-cash share based and ESOP compensation expense	308	73
Provision for doubtful accounts	72	316
Non-cash inventory write-downs	278	698
Gain on disposal of assets	(5)	-
Non-cash asset impairment charges	-	3
Changes in operating assets and liabilities
Accounts receivable	(250)	2,931
Refundable income taxes	6,578	-
Inventories	(1,246)	6,811
Prepaid expenses and other	(358)	(265)
Accounts payable and accrued liabilities	(1,586)	(2,638)
Long-term liabilities and assets	6	(131)

Cash provided by operating activities	223	1,978

Investing Activities
Capital expenditures	(155)	(173)
Proceeds on disposal of assets	5	487

Cash provided by (used in) investing activities	(150)	314

Change in cash and cash equivalents	73	2,292

Cash and cash equivalents at beginning of the period	3,636	879

Cash and cash equivalents at end of the period	$3,709	$3,171

See accompanying notes to condensed consolidated financial statements.

Index

Condensed Consolidated Statement of Stockholders' Equity (unaudited)
Chromcraft Revington, Inc.
Nine Months Ended October 2, 2010
(In thousands, except share data)

			Capital in	Unearned				Total
	Common Stock		Excess of	ESOP	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Par Value	Shares	Earnings	Shares	Amount	Equity

Balance at January 1, 2010	7,947,923	$80	$17,085	$(14,679)	$50,256	(1,819,154)	$(21,160)	$31,582

ESOP compensation expense	-	-	(386)	508	-	-	-	122

Issuance of restricted stock awards	260,624	2	(2)	-	-	-	-	-

Share based compensation	-	-	186	-	-	-	-	186

Net loss	-	-	-	-	(4,256)	-	-	(4,256)

Balance at October 2, 2010	8,208,547	$82	$16,883	$(14,171)	$46,000	(1,819,154)	$(21,160)	$27,634

See accompanying notes to condensed consolidated financial statements.

Index

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended October 2, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Note 3.  Inventories

Inventories at October 2, 2010 and December 31, 2009 consisted of the following:

	(In thousands)
	October 2,	December 31,
	2010	2009
Raw materials	$4,842	$4,364
Work-in-process	1,192	903
Finished goods	8,228	8,027
	$14,262	$13,294

Inventory reserves decreased $689,000, on a net basis, in the nine months ended October 2, 2010, primarily attributable to a reduction of slow moving and unprofitable products.

Index

Note 4.  Property, Plant and Equipment

Property, plant and equipment at October 2, 2010 and December 31, 2009 consisted of the following:

	(In thousands)
	October 2,	December 31,
	2010	2009

Land	$324	$324
Buildings and improvements	18,438	18,438
Machinery and equipment	23,155	23,069
Leasehold improvements	769	711
Construction in progress	368	384
	43,054	42,926
Less accumulated depreciation and amortization	(35,288)	(34,633)
	$7,766	$8,293

Construction in progress includes the capitalized costs for a new information technology system carried at net realizable value based on management’s expectation of the potential use and benefits from the system.  The timing of any future expenditures on the system is uncertain and is being evaluated by management.

Note 5.  Accrued Liabilities

Accrued liabilities at October 2, 2010 and December 31, 2009 consisted of the following:

	(In thousands)
	October 2,	December 31,
	2010	2009
Employee-related benefits	$725	$1,043
Property tax	297	483
Commissions	352	317
Compensation related	100	441
Other accrued liabilities	1,442	1,621
	$2,916	$3,905

Index

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

At October 2, 2010, the Company had approximately $8,627,000 in unused availability under the Bank Facility, which reflects a $500,000 reduction for a letter of credit outstanding in connection with a self-insured workers’ compensation program.  Certain covenants and restrictions, including a fixed charge coverage ratio as defined in the loan agreement, will become effective if availability under the Bank Facility is less than $5,000,000.  The Company did not comply with the fixed charge coverage ratio at October 2, 2010; however, the Company’s availability under the Bank Facility exceeded $5,000,000 at October 2, 2010 and, accordingly, the covenant regarding this ratio did not apply at the end of the third quarter of 2010.

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

When the Plan was established, Chromcraft Revington loaned $20,000,000 to the ESOP Trust to finance the ESOP’s purchase of common stock of the Company.  The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum.  Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust’s repayment obligation under the loan to the ESOP from the Company.  The shares of common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company’s loan to the ESOP Trust.  As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of total debt service paid in the year.  Unearned ESOP shares are reported as a reduction of stockholders’ equity as reflected in the Consolidated Statement of Stockholders’ Equity of the Company.  As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  ESOP compensation expense, a non-cash charge, for the three and nine months ended October 2, 2010 was $39,000 and $122,000, respectively, compared to $6,000 and $86,000, respectively for the prior year periods.

Index

ESOP shares at October 2, 2010 and December 31, 2009, respectively, consisted of the following:

	(In thousands)
	October 2,	December 31,
	2010	2009
Allocated ESOP shares	286	240
Unearned ESOP shares	1,417	1,468
Total ESOP shares	1,703	1,708
Unearned ESOP shares, at cost	$14,171	$14,679
Fair value of unearned ESOP shares	$3,245	$3,347

Note 8.  Income Taxes

At October 2, 2010 and December 31, 2009, the Company maintained a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carryforwards, and the ability to generate future taxable income.  The Company expects to maintain a full valuation allowance on its entire net deferred tax assets in 2010, resulting in an effective tax rate of zero for the three and nine months ended October 2, 2010.

Note 9.  Loss per Share of Common Stock

Due to the net loss in the three and nine months ended October 2, 2010 and October 3, 2009, loss per share, basic and diluted, are the same, as the effect of potential issuances of common stock would be antidilutive.

Note 10.  Recently Issued Accounting Standards

There have been no recent accounting standards or changes in accounting standards during the nine months ended October 2, 2010, that are of significance, or potential significance to the Company, as compared to the recent accounting standards described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is experiencing reduced demand for its products as a result of weak consumer confidence and housing activity primarily due to the effects of the economic downturn.  Additionally, sales have declined due to the discontinuation of certain low margin products in 2009 and the globalization of the furniture industry.  We expect that the current economic environment for consumers will continue to be challenging through the remainder of 2010 and into 2011.

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

Index

We continue to review operating costs in an effort to have these costs be in line with our current revenue base as the Company completes its business transition in 2010.  The Company’s new business model is expected to result in a more variable cost structure and provide greater flexibility in competing in the furniture industry.  A prolonged economic downturn could cause outcomes to differ materially from those anticipated above.

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Operations of Chromcraft Revington for the three and nine months ended October 2, 2010 and October 3, 2009 expressed as a percentage of sales.

	Three Months Ended				Nine Months Ended
	October 2,		October 3,		October 2,		October 3,
	2010		2009		2010		2009
Sales	100.0%		100.0%		100.0%		100.0%
Cost of sales	84.9		82.1		82.1		88.1
Gross margin	15.1		17.9		17.9		11.9
Selling, general and administrative expenses	28.6		23.5		27.6		25.4
Operating loss	(13.5)		(5.6)		(9.7)		(13.5)
Interest expense	(0.5)		(0.5)		(0.5)		(0.5)
Net loss	(14.0	) %	(6.1	) %	(10.2	) %	(14.0	) %

Consolidated sales for the three and nine months ended October 2, 2010 of $13,808,000 and $41,723,000, respectively, represented a 13.9% and 11.8% decrease, respectively, from the same periods last year.  Shipments of residential furniture were lower as compared to the prior year periods primarily due to a decrease in unit sales volume, resulting from weakness in consumer demand for residential products in our price segment which we believe is consistent with industry trends and the continuing economic downturn; restructuring activities in 2009 including the elimination of slow moving and unprofitable products; and import competition.  Commercial furniture shipments were higher in the three and nine months ended October 2, 2010 as compared to the prior year periods primarily due to an increase in shipments of seating products to government agencies, higher education institutions and the health care industry.  Shipments were adversely affected by delays in receiving imported product from certain of our overseas suppliers.  In an effort to mitigate the stock outages caused by these delays and improve service levels to our customers, we have increased inventory levels through the end of the third quarter.

Gross margin for the three and nine months ended October 2, 2010 was $2,092,000 and $7,467,000, respectively, as compared to $2,875,000 and $5,632,000, respectively, for the prior year periods.  For the three months ended October 2, 2010, the lower sales volume and unabsorbed fixed overhead costs negatively impacted gross margin.  The higher gross margin for the nine months ended October 2, 2010 reflected our transition to a more variable cost global sourcing model and a favorable product sales mix in 2010 compared to the prior year period.  Gross margin for the nine months ended October 3, 2009 was negatively impacted by unabsorbed fixed overhead costs and restructuring expenses related to a plant shutdown.  Gross margin for the third quarter of 2010 included $57,000 of inventory write-downs as compared to $122,000 in the prior year period primarily to reflect slow moving and unprofitable products and excess inventory.

Index

Selling, general and administrative expenses increased $175,000 to $3,951,000 or 28.6% of sales for the three months ended October 2, 2010 compared to $3,776,000 or 23.5% of sales for the prior year period.  The higher cost percentage in the 2010 period was primarily due to higher selling costs spread over a lower sales volume.  The Company incurred higher selling related expenses primarily to secure placements at retail stores in an attempt to stimulate demand for the Company's products.

Selling, general and administrative expenses decreased $495,000 to $11,499,000 or 27.6% of sales for the nine months ended October 2, 2010 compared to $11,994,000 or 25.4% of sales for the same period in 2009.  The decrease in selling general and administrative expense for the nine months ended October 2, 2010 compared to the prior year period is primarily due to lower professional fees, bad debt expense and showroom rent, partially offset by higher selling expenses.  Selling, general and administrative expenses for the nine months ended October 3, 2009 included a first quarter reduction of accrued severance benefits of $334,000 resulting from revisions to severance agreements with two former executives which reduced the amounts payable to them.  The higher cost percentage for the nine months ended October 2, 2010 compared to the prior year period was primarily due to the lower sales volume in 2010.

The Company completed its restructuring activities, which began in 2008, during the second quarter of 2009; therefore, no restructuring charges were incurred during the nine months ended October 2, 2010.  During the nine months ended October 3, 2009, the Company recorded restructuring charges as cost of goods sold of $330,000, and a net credit to selling, general and administrative expenses of $224,000.

Net interest expense, which includes Bank Facility fees, was $74,000 and $224,000, respectively, for the three and nine months ended October 2, 2010 as compared to $78,000 and $233,000, respectively, in the prior year periods.

At December 31, 2009 and 2008, the Company maintained a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating results, the likelihood of the utilization of net operating loss carryforwards, and the ability to generate future taxable income.  The Company expects to maintain a full valuation allowance on its entire net deferred tax assets at December 31, 2010, resulting in an effective tax rate of zero for the quarter and nine months ended October 2, 2010 and the prior year periods.

Financial Condition, Liquidity and Capital Resources

Cash increased by $73,000 at October 2, 2010 as compared to December 31, 2009 primarily due to the receipt of a federal income tax refund in the first quarter of 2010, offset by the cash loss from operations and a reduction in current liabilities.  Working capital, excluding cash, decreased by $3,488,000 in the nine months ended October 2, 2010 primarily due to a decrease in refundable income taxes, partially offset by lower accounts payable and accrued liabilities and an increase in inventories.

Operating activities of the Company provided $223,000 of cash for the nine months ended October 2, 2010 as compared to $1,978,000 of cash provided in the prior year period.  The lower cash flow from operating activities in 2010 was primarily due to cash used to build working capital, excluding refundable income taxes, in 2010 compared to cash generated from working capital reductions in 2009, partially offset by the receipt of a federal income tax refund of $6,578,000 and a reduced cash loss in the first nine months of 2010 as compared to the prior year period.

Index

Investing activities used cash of $150,000 for the nine months ended October 2, 2010 as compared to $314,000 of cash generated in the prior year period.  Investing activities in 2009 included cash received from the sale of idled machinery and equipment from restructuring activities of $487,000.  The Company used cash of $155,000 for capital expenditures during the first nine months of 2010, as compared to $173,000 spent in the prior year period.  In 2010, the Company expects to spend approximately $200,000 for capital expenditures.

At October 2, 2010, the Company had cash and cash equivalents of $3,709,000 and approximately $8,627,000 in availability under its Bank Facility based on eligible accounts receivable and inventories.  There were no borrowings during 2010 or an outstanding balance under the Bank Facility at the end of the third quarter of 2010.  The Bank Facility expires in 2012 and is secured by substantially all of the assets of the Company.  Certain covenants and restrictions, including a fixed charge coverage ratio as defined in the bank loan agreement, will become effective if availability under the Bank Facility is less than $5,000,000.  The Company did not comply with the fixed charge coverage ratio at October 2, 2010; however, the Company’s availability under the Bank Facility exceeded $5,000,000 at October 2, 2010 and, accordingly, the covenant regarding this ratio did not apply at the end of the third quarter of 2010.  The Company expects to have availability under the Bank Facility in excess of $5,000,000 during the remainder of 2010.

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

Index

Recently Issued Accounting Standards

There have been no recent accounting standards or changes in accounting standards during the nine months ended October 2, 2010, that are of significance, or potential significance to the Company, as compared to the recent accounting standards described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Among the risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions, including the impact of the current recession in the U.S. and elsewhere; import and domestic competition in the furniture industry; ability of the Company to execute its business strategies, implement its new business model and successfully complete its business transition; our ability to grow sales and reduce expenses to eliminate our operating losses; our ability to sell the right product mix;  supply disruptions with products manufactured in China and other Asian countries; continued credit availability under the Company’s Bank Facility; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new home and existing home sales; financial viability of the Company’s customers and their ability to continue or increase product orders; loss of key management; and other factors that generally affect business; and certain risks set forth in our annual report on Form 10-K for the year ended December 31, 2009.

We do not undertake any obligation to update or revise publicly any forward-looking statements to reflect information, events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company had no bank indebtedness in the first nine months of 2010 and, therefore, no interest rate risk.

The Company sources certain raw materials and finished furniture, primarily from China.  These purchases are fixed-price contracts and other arrangements payable in U.S. dollars and, therefore, the Company has no material foreign currency exchange rate risk exposure.  The Company does not utilize foreign currency hedging instruments.

Index

Item 4.  Controls and Procedures

Chromcraft Revington’s principal executive officer and principal financial officer have concluded, based upon their evaluation, that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of the end of the period covered by this Form 10-Q.

There were no changes in Chromcraft Revington’s internal control over financial reporting that occurred during the third quarter of 2010 that may have materially affected, or are reasonably likely to materially affect, Chromcraft Revington’s internal control over financial reporting.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chromcraft Revington, Inc.
(Registrant)

Date: November 16, 2010	By:	/s/ Ronald H. Butler
Ronald H. Butler,
Chairman and Chief Executive
Officer

Date: November 16, 2010	By:	/s/ James M. La Neve
James M. La Neve,
Vice President and
Chief Financial Officer