Form 10-K
period 2010-12-31
CHROMCRAFT REVINGTON INC
filed 2011-03-31
CIK 884130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T(&232.405 of this chapter) during the preceding 12 months(or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☒

As of March 1, 2011 there were 6,149,393 shares of the registrant’s common stock ($.01 par value) outstanding.  The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 3, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $10.6 million (based upon the closing price of the registrant’s common stock, as reported by the NYSE Amex).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of stockholders to be held May 13, 2011 are incorporated by reference into Part III of this Form 10-K.

INDEX

Index

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

The Company markets its residential furniture products under the Chromcraft®, Peters-Revington®, Southern Living®, CR Kids & Beyond®, and Cochrane® brands.  The Chromcraft® brand is also used in the commercial furniture markets.

The Peters-Revington® brand consists primarily of occasional furniture and accent items which are constructed using a wide assortment of materials including solid hardwoods, veneers, metals, glass, natural stone, leathers and other materials and are sold at lower and mid-range price points.

The Chromcraft® brand offers metal, wood and mixed media casual dining furniture.  Its product line consists primarily of dining tables and stationary or tilt-swivel chairs. Consumers can customize their selections of finishes and fabrics with Chromcraft’s casual dining furniture in a wide range of designs from contemporary to transitional styling and is sold at mid-price points.

The Cochrane® brand provides custom-design wood casual dining room furniture, allowing consumers to personalize their dining tables, chairs and china cabinets by selecting from a kiosk unit various wood finishes and styling, chair fabrics, hardware, accent finishes and table sizes and shapes. Non-customizable dining furniture styles are also offered at mid-to-high price points.  The Cochrane® brand expanded their case goods selection to now include mid-priced bedroom furniture which was introduced in the fourth quarter of 2010.

The Southern Living® brand of furniture is a licensed brand of complete bedroom, dining room, entertainment and media centers, occasional tables and upholstered products. Most of these products are sold at mid-range price points.

The CR Kids & Beyond® brand is a bedroom furniture line focused on the youth market and smaller bedrooms where scaled down furniture is needed, but which can use conventional bedding.  The products are priced at mid-range price points.

The Chromcraft® brand is also used for commercial furniture products that include office chairs, conference, meeting room and training tables, and lounge-area seating furniture for airports and other public waiting areas.  Office chairs are offered in various grades and colors of fabric, vinyl or leather and include executive, ergonomic and computer task models.  Also, a limited number of commercial chairs are imported to broaden product offerings.  Chromcraft® commercial brand furniture mainly sells at mid-market price points and is marketed primarily through commercial dealers.

Our Company markets and sells its residential furniture primarily to independent furniture retailers and regional furniture chains.

Index

Chromcraft’s commercial furniture is sold primarily to office furniture dealers, wholesalers, distributors, furniture rental stores and contract customers, who in turn historically have sold these products to federal, state, and local government entities.

Significant customers include Nebraska Furniture Mart, Jordan’s, Dinettes Unlimited, Staples, Cort and the General Services Administration (GSA).  No material amount of our sales is dependent upon a single customer.  Sales outside the U.S. represent approximately one percent of total sales.

The furniture industry has rapidly shifted to a global supply chain and foreign manufacturers have used substantially lower labor costs and somewhat lower material costs to achieve a competitive advantage over U.S. based manufacturers.

Since 2006, we have transformed our Company in response to competitive business conditions primarily in the residential furniture market by reducing our domestic furniture manufacturing operations and shifting the products manufactured at these facilities to overseas suppliers, primarily located in Asia.  As a result, the Company incurred significant asset impairment and restructuring charges for plant shutdowns and consolidation, exit and disposal activities, termination benefits and inventory write-downs, which were substantially completed in 2009.  At the same time, we centralized sales, marketing, product development, and supply chain management.  There is no assurance there will be no additional transition costs, restructuring charges and asset impairments in the future.

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

We are manufacturing and distributing dining room and commercial furniture from our Senatobia, Mississippi facility; warehousing and distributing occasional and bedroom case goods furniture from our Delphi, Indiana facility; operating a product quality and sourcing office in Dongguan, China; and performing administrative and finance functions at our corporate headquarters office in West Lafayette, Indiana.

Certain Risks

The furniture industry generally and our business specifically are subject to a variety of risks. The risks described below should be considered in conjunction with the other disclosures in this annual report. Should any of these risks materialize, our business, results of operation and future prospects might be negatively impacted. There may be other risks that are presently unknown to us that could affect our business. The identified risks that are currently affecting our business and its ability to return to profitability include, among others, the following:

•
Our ability to grow sales and return to profitability depends in large part on our ability to execute our business strategies as well as on an economic recovery. We have transitioned from manufacturing most of our wood furniture to sourcing from offshore suppliers. Accordingly, it is extremely important to make correct decisions about our product mix and our inventory targets. Since we are now more dependent on offshore suppliers, we must continue to improve the business systems and logistics that allow us to enhance our relationships with our global sourcing partners.  In addition, the loss of customers, whether due to purchasing products from one of our competitors, sourcing products directly themselves or further market consolidation, could adversely impact our sales and profitability.

Index

•
Economic conditions deteriorated significantly in the United States and worldwide in recent years. Sales of residential furniture remain depressed due to weak consumer confidence and a number of ongoing factors in the global economy that have negatively impacted consumers’ discretionary spending. These ongoing factors include lower home values, prolonged foreclosure activity throughout the country, a weak market for home sales, continued high levels of unemployment and reduced access to consumer credit. These factors are outside of our control, but have a direct impact on our sales due to resulting weak levels of consumer confidence and reduced consumer spending. These conditions have resulted in a decline in our sales and earnings and could continue to impact our sales, earnings and liquidity in the future. The general level of consumer spending is also affected by a number of other factors, including, among others, general economic conditions and inflation, which also are generally beyond our control.

•
Residential furniture is a highly styled product subject to trends and consumer tastes that can change rapidly. If we are unable to anticipate or respond to changes in trends and consumer tastes in a timely manner or to otherwise forecast demand accurately, we may lose sales and have excess inventory (both raw materials and finished goods), both of which could result in a decrease in our sales and earnings

•
Competition from a number of foreign and domestic manufacturers that are larger and have greater resources than the Company could adversely impact our results. The furniture industry remains very competitive and fragmented. Foreign producers have become a much greater portion of the competitive landscape and, accordingly, our margins may be impacted by pricing pressures or by rising supplier costs. Container freight rates can vary depending upon demand, availability and fuel prices. In addition, some of our larger retail furniture customers could decide to directly source some of the products that they currently purchase from us.

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

•
The Company operates one manufacturing plant which includes a distribution center in Senatobia, Mississippi.  Products shipped from this facility range from products requiring significant fabrication and finishing, which accounted for approximately one-half of our consolidated net sales in 2010, to ready-to-ship imported products.  While the Company maintains business interruption insurance, the occurrence of a fire or natural disaster event at this facility, or affecting our supply of sourced components, may impact future sales until such time as the Company can re-establish routine sourcing or adjust its business model appropriately to respond to such circumstances.

Index

•
We are subject to federal, state, and local laws and regulations on environmental protection at our current and former plant sites.  We engage in remedial and other compliance activities at certain of these sites.  Management analyzes each site and has recorded a liability for estimated probable future costs.  However, the timing and ultimate magnitude of costs for compliance with these environmental laws are difficult to predict and could reduce our future earnings.

•
Pressure to reduce deficit spending at various government entities who routinely purchase seating and tables from our commercial division could adversely impact sales, margins, plant overhead and operating costs.

•
Uncertainties associated with our increased reliance on foreign sourced products, such as the ability to purchase goods that meet our manufacturing and quality specifications at acceptable prices and delivery schedules, the political stability in the countries where we source products and the value of the U.S. dollar against other foreign currencies could significantly impact our ability to obtain competitively priced product for sale to our customers. Our ability to maintain the continuous flow of properly priced product could be severely interrupted by changes occurring outside the U.S. While we source our purchases in U.S. dollars, we are only protected against currency risk for the purchase orders we have in place. In addition, any interruption of delivery by our foreign sources could disrupt our supply of products to our customers causing delays in deliveries to them and possible cancelation of orders.

•	If our trade creditors were to impose unfavorable terms on us, it would negatively impact our ability to obtain products and services on acceptable terms.

•
There can be no assurance as to our ability to adequately meet our anticipated cash requirements for working capital purposes and normal capital expenditures from our cash and available borrowings under our bank credit facility.  The current economic downturn, particularly the slowdown in housing activity, has negatively impacted our ability to accurately forecast our results of operations and cash position. A continued recessionary environment may result in deterioration of our revenues from what we anticipate.  We believe further deterioration in revenues would expose us to declining margins as a result of unabsorbed manufacturing overhead, operating inefficiencies and an imbalance between our inventory levels and customer demand which would likely result in continued losses.

•
We will need to generate adequate cash flow from operations in future periods to meet our long term liquidity needs.  In the absence of adequate cash flow from operations in the future, we may need to further restrict expenditures, sell assets or seek additional business funding.  Our ability to obtain additional funding on favorable terms, or at all, at the time we would need such funding would likely be adversely affected because all of our assets have been secured as collateral for our existing revolving bank credit facility and because our financial results could adversely affect the availability and terms of any such funding.

•
Our ability to stay in compliance with the provisions of our loan agreement relating to our revolving bank credit facility which expires in June 2012 is critical to our continuing pursuit of profitability.  While we expect to comply with the loan agreement, in the event that we are in default, the bank could declare all obligations then outstanding to be immediately due, terminate the credit facility extended to the Company and take certain other actions as a secured party, which could adversely affect our liquidity and our business.

Index

•	Our ability to retain management and other key employees in light of current industry conditions is important to our ability to implement our business strategy and return to profitability.

Products

We market our residential furniture products under the Chromcraft®, Peters-Revington®, Southern Living®, CR Kids & Beyond®, and Cochrane® brands.  The Chromcraft® brand is also used in the commercial furniture markets.  Brands are primarily used to focus on specific market niches.

Occasional Furniture
Our Peters-Revington® brand supplies occasional furniture and accent items from entry to mid-price points, primarily to independent and regional furniture retailers.  Occasional furniture includes coffee tables, end tables and sofa tables.  Occasional furniture collections may also include coordinating furniture items such as entertainment storage cabinets, library and modular wall units and other accent pieces.  Occasional furniture and accent items are constructed using a wide assortment of materials including solid hardwoods, veneers, metals, glass, natural stone, leathers and other materials.

Our Peters-Revington® brand is uniquely focused on the occasional furniture category and offers a broad assortment of furniture.  The brand has various collections with extensive item selection incorporating common designs and styling elements.  Occasional furniture is sourced globally to provide a variety of products.  The brand provides products based on a wide range of consumer lifestyle-based needs from traditional American and European styles to more contemporary urban fusion designs.  Imported occasional tables generally require some assembly by a retailer or consumer.  Also, certain imported furniture is sold to retailers by direct container delivered to the retailer from an overseas supplier.

Dining Room Furniture
We manufacture, source and market dining furniture for use in dining rooms, great rooms, breakfast rooms and kitchens.  Dining furniture includes a broad line of tables, armed and side chairs, counter and bar height stools, buffets and china cabinets in a wide range of designs.

Our Chromcraft® brand offers metal, wood and mixed media casual dining furniture.  The product line consists primarily of dining tables and stationary or tilt-swivel chairs.  Certain casual dining sets have matching barstools. Chairs are upholstered in a variety of fabrics and vinyls, while tables are manufactured from metal, wood, glass, faux marble and other materials and come in a variety of shapes.  Most casual dining furniture is custom-ordered by the retailer or end consumer.  Chromcraft’s casual dining furniture is offered in a wide range of designs from contemporary to transitional styling and is sold at mid-price points.

We also provide custom-design wood casual dining room furniture under the Cochrane® brand.  Under this program, consumers can personalize their dining tables, chairs and china cabinets by selecting from a kiosk unit various wood finishes and styling, chair fabrics, hardware, accent finishes and table sizes and shapes.  Custom-design dining room furniture is sold at mid-to-higher price points.

Index

Bedroom Furniture
This case goods category is addressed by three of our brands.  Southern Living® combines timeless designs and warm finishes on solid woods and veneers at mid-price points while our CR Kids & Beyond® brand offers selections for the youth and “tween” markets.  Youth products combine solids, veneers and metal.  In the fourth quarter of 2010, we supplemented our existing offerings with the addition of Cochrane® products utilizing our global sourcing model.

Commercial Furniture
Commercial furniture products are sold under the Chromcraft® brand and include office chairs, conference, meeting room and training tables, and lounge-area seating furniture for airports and other public waiting areas.  Office chairs are offered in various grades and colors of fabric, vinyl or leather and include executive, ergonomic and computer task models.  Also, a limited number of commercial chairs are imported to broaden product offerings.  Chromcraft® commercial brand furniture mainly sells at mid-market price points and is marketed primarily through commercial dealers.

Sales and Distribution

We use independent representatives to sell our residential and commercial offerings to customers.

There are many channels of furniture distribution including independent furniture stores, national and regional chains, office furniture stores, rental/rent-to-own stores, specialty/lifestyle stores, department stores, catalogs, wholesale clubs and manufacturer dedicated stores.  We market and sell our residential furniture primarily to independent furniture retailers and regional furniture chains.  Chromcraft’s commercial furniture is sold primarily to office furniture dealers, wholesalers, distributors, furniture rental stores and contract customers, who in turn historically have sold these products to federal, state, and local government entities.

Significant customers include Nebraska Furniture Mart, Jordan’s, Dinettes Unlimited, Staples, Cort and the General Services Administration (GSA).  No material amount of our sales is dependent upon a single customer.  Sales outside the U.S. represent approximately one percent of total sales.

Competition

The furniture industry is highly fragmented. We encounter intense domestic and foreign import competition in the sale of all our products.  We encounter competition from a number of foreign and domestic manufacturers that are larger and have greater resources than the Company.  In recent years, manufacturers in China and other Asian countries, which benefit from lower labor costs, have significantly increased shipments into the U.S.  Many of our competitors produce a number of products which are not competitive with our products.  In many cases, such companies do not disclose the portion of their sales attributable to products similar to those sold by us.  It is, therefore, impractical to state with any certainty our relative position in a particular product line.  Competition in the Company’s products is in the form of the quality of our products, service and selling prices.

Manufacturing and Global Sourcing

We have a metal and wood furniture manufacturing facility that fabricates, machines, finishes and assembles commercial seating, training tables, task tables and casual dining furniture along with a manufacturing agreement with a third party for the assembly of certain casual dining furniture products.  We have two owned facilities and one contract facility distributing furniture in the U.S.  We use agents and our own personnel to purchase furniture from overseas suppliers primarily located in China.  Suppliers are selected by their ability to provide high quality products on a timely basis and at competitive prices.  Agents and Company personnel perform quality control inspections at supplier locations.  We maintain a sourcing and quality control inspection office in China.

Index

We believe there are an adequate number of suppliers to source furniture overseas.  Imported furniture is purchased in U.S. dollars and, as a result, Chromcraft Revington is not subject to foreign currency exchange risk with the respect to purchases that we make once we have entered into a purchase order.

Raw Materials

The major raw materials used in manufacturing our products are steel, plastics, wood, glass, chair mechanisms, fiberboard, finishing materials, hardware, cartons, fabric and foam.  We believe that supplies of raw materials are available in sufficient quantities from an adequate number of suppliers.  No significant shortages of raw materials were experienced during 2010.

Inventory and Seasonal Requirements

We maintain finished goods inventories for occasional, accent, bedroom and dining room furniture in order to respond quickly to customer delivery needs.  Most custom-designed casual dining room and commercial furniture is made to customer specifications and, therefore, is not carried in stock.  A limited number of commercial furniture items are maintained for quick delivery programs.

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

Trademarks and Patents

Our trademarks are important to the conduct of our business due to the customer recognition of our brands and identification with our range of products.  We have several commercial chair design patents, none of which are considered material to the business.

Index

License Agreement

We have a license agreement for exclusive use of a trademark and accompanying logo design in connection with the manufacturing, marketing and distribution of certain categories of furniture.  The agreement expires June 30, 2012.

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

Item 2.	Properties

The following table summarizes the Company’s principal facilities as of March 1, 2011:

Location	Square Feet	Operations	Product	Own/Lease
West Lafayette, IN	7,000	Headquarters		Lease

Delphi, IN	519,000	Warehousing/	Occasional/	Own
		Distribution	Youth/Accents/
			Bedroom

Senatobia, MS	560,000	Manufacturing/	Dining room/	Own
		Distribution	commercial

High Point, NC, Las Vegas, NV,	47,500	Showrooms/		Lease
Chicago, IL and Lincolnton, NC		Sales Office

Dongguan, China	2,000	Product quality/		Lease
		sourcing

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

Index

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Chromcraft Revington’s common stock is traded on the NYSE Amex under the ticker symbol “CRC”.  The following table sets forth the high and low prices of the common stock, as reported by the NYSE Amex, for the periods indicated:

	2010		2009
	High	Low	High	Low
First quarter	$3.00	$1.91	$0.49	$0.20
Second quarter	3.10	2.20	1.04	0.33
Third quarter	2.60	1.92	1.68	0.71
Fourth quarter	2.33	1.40	2.50	1.00

As of March 1, 2011, there were approximately 238 security holders of record of Chromcraft Revington’s common stock.  The Company has never paid any cash dividends on its outstanding common stock.  In addition, Chromcraft Revington’s bank credit agreement restricts the payment of cash dividends, and the Company does not intend to pay cash dividends in the foreseeable future.  On March 1, 2011, the closing price of Chromcraft Revington’s common stock was $1.99 as reported by the NYSE Amex.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2010 with respect to the Company’s equity compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining(1)

Equity compensation plans approved by security holders (2)	370,800	$11.58	677,208	(3)

Equity compensation plans not approved by security holders (4)	-	-	-
Total	370,800	$11.58	677,208

(1)	Available for future issuance under equity compensation plans (excluding securities reflected in the first column).
(2)	Includes the 1992 Stock Option Plan, the 2007 Executive Incentive Plan and the Directors' Stock Plan of Chromcraft Revington, Inc.
(3)	Includes 637,192 shares under the Chromcraft Revington, Inc. 2007 Executive Incentive Plan and 40,016 shares under the Directors' Stock Plan of Chromcraft Revington, Inc.
(4)	The Company has no equity compensation plan that has not been authorized by its stockholders.

Index

Purchases of Equity Securities by the Issuer

None.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is experiencing reduced demand for furniture as a result of weak consumer confidence, lower consumer demand for residential furniture in our price segment, lower housing activity, continued high levels of unemployment, reduced access to consumer credit and the effects of the economic downturn.   Additionally, sales were lower in 2010 due to the discontinuation of certain low margin products in 2009 and the globalization of the furniture industry.  We expect that the current economic environment for consumers will continue to be challenging in 2011.

We have repositioned our residential furniture product line in an effort to improve profitability by introducing better value imports, utilizing a product licensing arrangement for marketing support, and replacing unprofitable and slow moving items offered in our line with higher velocity items to improve customer service.  We have moved away from a high cost manufacturing model to global sourcing with lower costs.  We continue to review and cut operating costs to be in line with our current revenue base as the Company continues its business transition.  The Company’s new business model is expected to result in a more variable cost structure and provide greater flexibility in competing in the furniture industry.  A prolonged economic downturn could cause outcomes to differ materially from those expected above.

Results of Operations

The table below sets forth the results of operations of Chromcraft Revington for the years ended December 31, 2010 and 2009 expressed as a percentage of sales:

	2010		2009
Sales	100.0%		100.0%
Cost of sales	83.7		85.9
Gross margin	16.3		14.1
Selling, general and administrative expenses	28.1		27.2
Operating loss	(11.8)		(13.1)
Interest expense, net	(0.5)		(0.5)
Loss before income tax benefit	(12.3)		(13.6)
Income tax benefit	-		10.5
Net loss	(12.3	) %	(3.1	) %

2010 Compared to 2009

Consolidated sales in 2010 were $56.3 million, a 10.2% decrease from sales of $62.7 million in 2009.  Shipments of residential furniture in 2010 were lower than 2009 primarily due to a decrease in unit sales volume, resulting from weakness in consumer demand for residential products in our price segment which we believe is consistent with industry trends and the continuing economic downturn; the results of our restructuring activities in 2009 including the reduction of slow moving and unprofitable products; and import competition.  Commercial furniture shipments were higher in 2010 as compared to the prior year primarily due to an increase in shipments of seating products to government agencies, higher education institutions and the health care industry.

Index

Gross margin in 2010 was $9.2 million as compared to $8.9 million in 2009 reflecting our transition to a more variable cost global sourcing model, lower inventory write-downs and a favorable product sales mix in 2010, partially offset by the effect of lower shipments and unabsorbed manufacturing overhead in 2010.  Gross margin for 2009 was negatively impacted by unabsorbed fixed overhead costs and restructuring expenses related to a plant shutdown.  Total inventory write-downs in 2010 declined 76.1% to $0.4 million compared to $1.6 million in 2009.  Inventory write-downs were recorded to reflect anticipated net realizable value on disposition.  The inventory write-downs were primarily due to slow moving and unprofitable products and excess inventory levels.

Selling, general and administrative expenses in 2010 decreased $1.3 million, or 7.3% from the prior year.  Selling, general and administrative expenses were lower in 2010 primarily due to lower professional fees, showroom rent, and bad debt expense, partially offset by higher selling expenses.  Selling expenses in 2010 included payments to three former sales executives hired in 2009 for unearned commissions in conjunction with the Company’s initiatives to expand its product lines and customer base.  Selling, general and administrative expenses for 2009 included a reduction of accrued severance benefits of $0.3 million resulting from revisions to severance agreements with two former executives which reduced the amounts payable to them.

The Company completed certain restructuring activities, which began in 2008, during the second quarter of 2009; therefore, no restructuring charges were incurred during 2010.  During 2009, the Company recorded restructuring charges as cost of goods sold of $0.3 million, and a net credit to selling, general and administrative expenses of $0.2 million.

Net interest expense, which includes bank revolving credit facility fees, was $0.3 million for both 2010 and 2009.  There were no borrowings under our bank revolving credit facility in 2010 or 2009.

At December 31, 2010 and 2009, we established a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carryforwards, and the ability to generate future taxable income.  As a result, the Company had an effective tax rate of zero for 2010.

The income tax benefit in 2009 of $6.6 million reflected the impact of a Federal law enacted on November 6, 2009 that significantly expanded the availability of the five-year Net Operating Loss (NOL) carryback opportunity enacted earlier in 2009 as part of the Federal stimulus bill.  The legislation allowed companies of all sizes to carry back NOLs incurred in 2008 or 2009 to the previous five years.  As a result of this legislation, we filed a carryback return of our 2008 Federal NOL and recorded a tax benefit of $6.6 million.  The tax refund was received in the first quarter of 2010.

Financial Condition, Liquidity and Capital Resources

Cash increased by $0.5 million at December 31, 2010 compared to December 31, 2009 primarily due to the receipt of a federal income tax refund in 2010, partially offset by the cash loss from operations and an increase in inventories.   Working capital, excluding cash, decreased by $6.3 million in 2010 primarily due to a decrease in refundable income taxes, partially offset by an increase in inventories.  The inventory increase was primarily to mitigate stock outages resulting from delays in receiving certain products from overseas suppliers.

Index

Investing activities used cash of $0.2 million for 2010 as compared to $0.3 million of cash generated in 2009.  Investing activities in 2009 included cash received from the sale of idled machinery and equipment from restructuring activities of $0.5 million.  The Company used cash of $0.2 million for capital expenditures during both 2010 and 2009.  In 2011, we expect to spend approximately $0.2 million for capital expenditures.

At December 31, 2010, the Company had cash and cash equivalents of $4.2 million and approximately $7.6 million in availability under a revolving credit facility with a bank (“Bank Facility”) based on eligible accounts receivable and inventories. Effective January 1, 2011, the Company reduced its line of credit under the Bank Facility from $30.0 million to $25.0 million to reduce bank fees related to unused borrowing capacity under the Bank Facility.  There were no borrowings during 2010 and no outstanding balance at December 31, 2010 under the Bank Facility.  The Bank Facility expires in June 2012 and is secured by substantially all of the assets of the Company.  Certain covenants and restrictions, including a fixed charge coverage ratio as defined in the loan agreement, will become effective if availability under the Bank Facility is less than $5.0 million.  The Company did not comply with the fixed charge coverage ratio at December 31, 2010; however, the Company’s availability under the Bank Facility exceeded $5.0 million at December 31, 2010 and, accordingly, the covenant regarding this ratio did not apply at the end of 2010.  The Company expects to have availability under the Bank Facility in excess of $5.0 million during 2011.

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

We believe that our cash and available borrowings under our Bank Facility will be adequate to meet our anticipated cash requirements for working capital purposes and normal capital expenditures for at least the next twelve months.  However, there can be no assurance regarding these matters given the current state of the global economy, which has negatively impacted our ability to accurately forecast our results of operations and cash position, and which may result in deterioration of our revenues from what we anticipate.  We believe further deterioration in revenues would expose us to declining margins as a result of unabsorbed fixed manufacturing overhead, operating inefficiencies and an imbalance between our inventory levels and customer demand which would likely result in continued losses and reduced liquidity.     Additionally, if our trade creditors were to impose unfavorable terms on us, it would negatively impact our ability to obtain products and services on acceptable terms.  We have implemented expense controls and limitations on capital expenditures to conserve cash during the current economic downturn.  The Company expects to borrow under the Bank Facility on a limited basis in 2011.

Index

We will need to generate adequate cash flow from operations in future periods in order to meet our long term liquidity needs.  In the absence of adequate cash flow from operations in the future, the Company may need to further restrict expenditures, sell assets, or seek additional business funding.  Our ability to obtain additional funding would likely be adversely affected because all of our assets have been secured as collateral for our existing Bank Facility and because our financial results could adversely affect the availability and terms of any such funding.

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

Allowance for Doubtful Accounts

We provide for an allowance for doubtful accounts based on expected collectability of trade receivables.  The allowance for doubtful accounts is determined based on our analysis of customer credit-worthiness, historical loss experience, and general economic conditions and trends.

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

Index

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

The Company and its wholly-owned U.S. subsidiary file a consolidated federal income tax return. The Company is subject to the income tax laws of the United States and the states in which the Company operates. The manner in which these tax laws apply to the taxpayer’s facts is sometimes open to interpretation.  Therefore, the Company must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The amount of benefit recognized for financial reporting purposes is based on management’s best judgment of the most likely outcome resulting from examination given the facts, circumstances and information available at the reporting date. The Company adjusts the level of unrecognized tax benefits when there is new information available to assess the likelihood of the outcome. ASC 740 liabilities for uncertain tax positions are included in other long-term liabilities. Accrued interest and penalties for unrecognized tax positions are recorded in income tax expense.

Recently Issued Accounting Standards

There have been no recent accounting standards or changes in accounting standards during the year ended December 31, 2010, that are of significance, or potential significance to the Company, as compared to the recent accounting standards described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Forward-Looking Statements

Certain information and statements contained in this report, including, without limitation, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements can be generally identified as such because they include future tense or dates, or are not historical or current facts, or include words such as “believe,”  “may,”  “expect,” “intend,” “plan,” “anticipate,” or words of similar import.  Forward-looking statements are not guarantees of performance or outcomes and are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected, or anticipated as of the date of this report.

Index

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

Index

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this evaluation, management used the criteria set forth in Internal Control over Financial Reporting – Guidance for Smaller Public Companies drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that, as of December 31, 2010, the Company maintained effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no significant changes in Chromcraft Revington’s internal control over financial reporting which occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, Chromcraft Revington’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers (including our chief executive officer, chief financial and accounting officer and any person performing similar functions) and employees.  The Company has filed a copy of this Code of Business Conduct and Ethics as Exhibit 14.0 to this Form 10-K.  A copy of the Code of Business Conduct and Ethics is also available online at www.chromcraft-revington.com on the “Investor Info” page or upon written request to:  Corporate Secretary, Chromcraft Revington, Inc., 1330 Win Hentschel Blvd., Suite 250, West Lafayette, IN 47906.

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

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 10 is not set forth herein because we intend to file with the SEC a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of our 2010 fiscal year, which Proxy Statement will contain such information.  The information required by Item 10, not presented above, is incorporated herein by reference to such Proxy Statement.

Index

Item 11.	Executive Compensation

In accordance with the provisions of General Instruction G to Form 10-K, the information required by this Item 11 is not set forth herein because we intend to file with the SEC a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of our 2010 fiscal year, which Proxy Statement will contain such information.  The information required by this Item 11 is incorporated herein by reference to such Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in Item 5 of this Form 10-K under the caption “Equity Compensation Plan Information” is incorporated herein by reference.

In accordance with the provisions of General Instruction G to Form 10-K, the remainder of the information required by this Item 12 is not set forth herein because we intend to file with the SEC a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of our 2010 fiscal year, which Proxy Statement will contain such information.  The information required by this Item 12, with the exception of the “Equity Compensation Plan Information”, is incorporated herein by reference to such Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In accordance with the provisions of General Instruction G to Form 10-K, the information required by this Item 13 is not set forth herein because we intend to file with the SEC a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of our 2010 fiscal year, which Proxy Statement will contain such information.  The information required by this Item 13 is incorporated herein by reference to such Proxy Statement.

Item 14.	Principal Accounting Fees and Services

In accordance with the provisions of General Instruction G to Form 10-K, the information required by this Item 14 is not set forth herein because we intend to file with the SEC a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of our 2010 fiscal year, which Proxy Statement will contain such information.  The information required by this Item 14 is incorporated herein by reference to such Proxy Statement.

Index

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

(10.19)
Term Loan and Security Agreement, dated March 15, 2002, by and between the Registrant and Reliance Trust Company (as successor trustee), not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust, filed as Exhibit 10.19 to Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2002 (Commission File No. 0-19894), is incorporated herein by reference.

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

Index

(10.23)
Chromcraft Revington, Inc. Employee Stock Ownership and Savings Plan – ESOP Component Trust, dated May 13, 2010 by and between the Registrant and Reliance Trust Company (as successor trustee), filed as Exhibit 10.23 to Form 10-Q for the quarter ended July 3, 2010, is incorporated by reference.

(10.32)
Amendment No. 2 to the Term Loan and Security Agreement, dated December 21, 2005, by and between the Registrant and Reliance Trust Company (as successor trustee), not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust, filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

(10.34)
Amendment No. 3 to the Term Loan and Security Agreement, dated May 13, 2010, by and between the Registrant and Reliance Trust Company (as successor trustee), not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust, filed as Exhibit 10.34 to Form 10-Q for the quarter ended July 3, 2010, is incorporated herein by reference.

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

(10.47)
First Amendment to the Amended and Restated Directors’ Stock Plan of Chromcraft Revington, Inc., effective January 1, 2010, filed as Exhibit 10.46 to Form 10-Q for the quarter ended April 3. 2010, is incorporated herein by reference.

(10.57)	Chromcraft Revington, Inc. 2007 Executive Incentive Plan, effective January 1, 2007, filed as Appendix A to the Registrant’s Proxy Statement dated April 11, 2007, is incorporated herein by reference.

(10.89)
Employment Agreement, dated April 23, 2007 between the Registrant and William B. Massengill, filed as Exhibit 10.91 to form 10-Q for the quarter ended July 3, 2010, is incorporated herein by reference.

(10.90)
Restricted Stock Award Agreement dated July 30, 2010 between the Registrant and Ronald H. Butler, filed as Exhibit 10.90 to Form 10-Q for the quarter ended July 3, 2010, is incorporated herein by reference.

(10.91)
Form of Award Letter regarding 2010 short-term incentive cash bonus opportunity under the 2007 Executive Incentive Plan, filed as Exhibit 10.92 to Form 10-Q for the quarter ended July 3, 2010, is incorporated herein by reference.

Index

(10.93)
Employment Agreement, dated July 1, 2008, between the Registrant and Ronald H. Butler, filed as Exhibit 10.94 to Form 10-Q, as filed with the Securities and Exchange Commission on August 12, 2008, is incorporated herein by reference.

(10.94)
Amendment No. 1 dated December 31, 2009, to the Employment Agreement between the Registrant and Ronald H. Butler, filed as Exhibit 10.94 to Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2010, is incorporated herein by reference.

(10.97)
Form of Performance Share and Restricted Stock Award Agreement under the 2007 Executive Incentive Plan, filed as Exhibit 10.97 to Form 10-Q for the quarter ended July 3, 2010, is incorporated herein by reference.

(10.98)	Form of Restricted Stock Award Agreement under the Directors’ Stock Plan filed as Exhibit 10.98 to Form 10-Q for the quarter ended July 3, 2010, is incorporated herein by reference.

(10.99)
Severance Agreement dated March 31, 2010, between the Registrant and E. Michael Hanna filed as Exhibit 10.99 to Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2010, is incorporated herein by reference.

(14.0)	Code of Business Conduct and Ethics of Chromcraft Revington, Inc., as amended and restated effective May12, 2010 (filed herewith).

(21.1)	Subsidiaries of the Registrant (filed herewith).

(23.1)	Consent of Independent Registered Public Accounting Firm (filed herewith).

(31.1)	Certification of Chief Executive Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification of Vice President and Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)
Certifications of Chief Executive Officer and Vice President and Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)  Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

Index

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Chromcraft Revington, Inc.
(Registrant)

Date: March 31, 2011	By:	/s/ Ronald H. Butler
Ronald H. Butler,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Chromcraft Revington, Inc. and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Ronald H. Butler	Chairman, Chief Executive Officer	March 31, 2011
Ronald H. Butler	and Director (principal executive officer)

/s/ James M. La Neve	Vice President and Chief Financial	March 31, 2011
James M. La Neve	Officer (principal accounting and financial officer)

/s/ David L. Kolb	Director	March 31, 2011
David L. Kolb

/s/ Larry P. Kunz	Director	March 31, 2011
Larry P. Kunz

/s/ Theodore L. Mullett	Director	March 31, 2011
Theodore L. Mullett

/s/ John D. Swift	Director	March 31, 2011
John D. Swift

Index

Consolidated Statements of Operations
Chromcraft Revington, Inc.
(In thousands, except per share data)

	Year Ended December 31,
	2010	2009

Sales	$56,269	$62,687

Cost of sales	47,114	53,827

Gross margin	9,155	8,860

Selling, general and administrative expenses	15,801	17,052

Operating loss	(6,646)	(8,192)

Interest expense, net	(298)	(309)

Loss before income tax benefit	(6,944)	(8,501)

Income tax benefit	-	6,578

Net loss	$(6,944)	$(1,923)

Basic and diluted loss per share of common stock	$(1.48)	$(0.42)

Shares used in computing loss per share	4,693	4,622

See accompanying notes to consolidated financial statements.

Index

Consolidated Balance Sheets
Chromcraft Revington, Inc.
(In thousands, except share data)

	December 31,
	2010	2009
Assets

Cash	$4,179	$3,636
Accounts receivable, less allowance of $300 in 2010 and $450 in 2009	7,552	7,661
Refundable income taxes	-	6,578
Inventories	14,191	13,294
Prepaid expenses and other	711	990
Current assets	26,633	32,159

Property, plant and equipment, net	7,235	8,293
Other assets	579	667

Total assets	$34,447	$41,119

Liabilities and Stockholders' Equity

Accounts payable	$4,144	$3,364
Accrued liabilities	3,346	3,905
Current liabilities	7,490	7,269

Deferred compensation	461	599
Other long-term liabilities	1,667	1,669
Total liabilities	9,618	9,537

Stockholders' equity

Preferred stock, $1.00 par value, 100,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 7,968,547 shares issued in 2010 and 7,947,923 shares issued in 2009	80	80
Capital in excess of par value	16,599	17,085
Unearned ESOP shares	(14,002)	(14,679)
Retained earnings	43,312	50,256
	45,989	52,742

Less cost of common stock in treasury, 1,819,154 shares in 2010 and 2009	(21,160)	(21,160)
Total stockholders' equity	24,829	31,582

Total liabilities and stockholders' equity	$34,447	$41,119

See accompanying notes to consolidated financial statements.

Index

Consolidated Statements of Cash Flows
Chromcraft Revington, Inc.
(In thousands)

	Year Ended December 31,
	2010	2009
Operating Activities
Net loss	$(6,944)	$(1,923)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	905	1,029
Non-cash share based and ESOP compensation expense	191	74
Provision for doubtful accounts	148	461
Non-cash inventory write-downs	375	1,566
Non-cash asset impairment charges	350	418
Non-cash accretion expense	33	32
Gain on disposal of assets	(5)	-
Changes in operating assets and liabilities:
Accounts receivable	(39)	3,533
Refundable income taxes	6,578	(6,570)
Inventories	(1,272)	6,866
Prepaid expenses and other	279	2
Accounts payable	780	(1,109)
Accrued liabilities	(559)	(1,716)
Long-term deferred compensation	(138)	(196)
Other long-term liabilities and assets	53	(9)

Cash provided by operating activities	735	2,458

Investing Activities
Capital expenditures	(197)	(188)
Proceeds on disposal of assets	5	487

Cash provided by (used in) investing activities	(192)	299

Change in cash	543	2,757

Cash at beginning of the period	3,636	879

Cash at end of the period	$4,179	$3,636

See accompanying notes to consolidated financial statements.

Index

 Consolidated Statements of Stockholders' Equity
Chromcraft Revington, Inc.
(In thousands, except share data)

	Common Stock		Capital in Excess of	Unearned ESOP	Retained	Treasury Stock		Total Stockholders'
	Shares	Amount	Par Value	Shares	Earnings	Shares	Amount	Equity
Balance at January 1, 2009	7,945,363	$80	$17,688	$(15,356)	$52,179	(1,819,154)	$(21,160)	$33,431

ESOP compensation expense	-	-	(612)	677	-	-	-	65

Issuance of restricted stock awards	3,840	-	-	-	-	-	-	-

Cancellation of restricted stock awards	(1,280)	-	-	-	-	-	-	-

Share based compensation	-	-	9	-	-	-	-	9

Net loss	-	-	-	-	(1,923)	-	-	(1,923)
Balance at December 31, 2009	7,947,923	$80	$17,085	$(14,679)	$50,256	(1,819,154)	$(21,160)	$31,582

ESOP compensation expense	-	-	(521)	677	-	-	-	156

Issuance of restricted stock awards	260,624	2	(2)	-	-	-	-	-

Cancellation of restricted stock awards	(240,000)	(2)	2	-	-	-	-	-

Share based compensation	-	-	35	-	-	-	-	35

Net loss	-	-	-	-	(6,944)	-	-	(6,944)

Balance at December 31, 2010	7,968,547	$80	$16,599	$(14,002)	$43,312	(1,819,154)	$(21,160)	$24,829

See accompanying notes to consolidated financial statements.

Index

Notes to Consolidated Financial Statements
Chromcraft Revington, Inc.
(In thousands, except share data)

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

Cash Equivalents

Cash and short-term, highly-liquid investments with an original maturity of three months or less are considered cash and cash equivalents.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company provides for an allowance for doubtful accounts based on expected collectability of trade receivables.  The allowance for doubtful accounts is determined based on the Company’s analysis of customer credit-worthiness, historical loss experience and general economic conditions and trends.  The Company reviews past due balances and its allowance for doubtful accounts periodically.  Any accounts receivable balances that are determined to be uncollectible are included in the overall allowance for doubtful accounts.  After all reasonable attempts to collect a receivable have been exhausted, the receivable is written off against the allowance.  The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (“FIFO”) method.

Reclassifications

The Company has made certain reclassifications to the 2009 Consolidated Financial Statements in order to conform to the 2010 presentation.

Index

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

The Company and its wholly-owned U.S. subsidiary file a consolidated federal income tax return. The Company is subject to the income tax laws of the United States and the states in which the Company operates. The manner in which these tax laws apply to the taxpayer’s facts is sometimes open to interpretation, therefore the Company must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position.  A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The amount of benefit recognized for financial reporting purposes is based on management’s best judgment of the most likely outcome resulting from examination given the facts, circumstances and information available at the reporting date. The Company adjusts the level of unrecognized tax benefits when there is new information available to assess the likelihood of the outcome. ASC 740 liabilities for uncertain tax positions are included in other long-term liabilities. Accrued interest and penalties for unrecognized tax positions are recorded in income tax expense.

Index

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

Note 2.  Inventories

Inventories at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Raw materials	$5,308	$4,364
Work-in-process	1,022	903
Finished goods	7,861	8,027
	$14,191	$13,294

Inventory reserves decreased $828 and $3,271 in 2010 and 2009, respectively, on a net basis primarily attributable to a reduction of slow moving and unprofitable products.

Index

Note 3.  Property, Plant and Equipment

Property, plant and equipment at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Land	$324	$324
Buildings and improvements	18,438	18,438
Machinery and equipment	23,136	23,069
Leasehold improvements	769	711
Construction in progress	20	384
	42,687	42,926
Less accumulated depreciation and amortization	(35,452)	(34,633)
	$7,235	$8,293

In the fourth quarter of 2010, the Company determined that the remaining capitalized costs for a new information technology system in construction in progress were not recoverable.  This determination was based on the Company’s assessment that it was not in the best interest of the Company to pursue the completion of the system and incur the related costs.  As a result, the Company recorded a $350 asset impairment charge in selling, general, and administrative expense in 2010.  The Company is considering alternative enhancements to its information technology system that would be more cost effective and a better fit for the Company’s operations going forward.

In 2009, the Company had recorded a $415 asset impairment charge to the information technology system to reduce the carrying value to fair value based on management’s expectations, at the time, of future use or benefits from the system.

Note 4.  Accrued Liabilities

Accrued liabilities at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Employee-related benefits	$788	$1,043
Property tax	376	483
Compensation related	196	441
Other accrued liabilities	1,986	1,938
	$3,346	$3,905

Index

Note 5.  Income Taxes

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (liabilities) at December 31, 2010 and 2009 are summarized below:

	2010	2009
Deferred tax assets attributable to:
Accounts receivable	$115	$172
Accrued expenses	634	827
ESOP compensation expense	1,067	974
Deferred compensation	413	1,280
Stock compensation expense	295	295
Intangibles	187	264
Net operating loss carryfowards	10,707	7,892
Asset retirement/environment obligations and other	621	619
Total deferred tax assets	14,039	12,323

Deferred tax liabilities attributable to:
Property, plant and equipment	(133)	(59)
Inventories	(23)	(312)
Total deferred tax liabilities	(156)	(371)
Net deferred tax asset before valuation allowance	13,883	11,952

Valuation allowance	(13,883)	(11,952)

Net deferred tax balance after valuation allowance	$-	$-

Components of income tax (benefit), expense in the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
Current:
Federal	$-	$(6,578)
State	-	-
	-	(6,578)
Deferred:
Federal	(1,812)	2,962
State	(119)	(899)
Change in valuation allowance	1,931	(2,063)
	-	-
Income tax (benefit) expense	$-	$(6,578)

Index

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2010 and 2009 is as follows:

	2010		2009
Statutory federal income tax rate	(34.0	) %	(34.0	) %
State taxes, net of federal benefit	(1.1)		(7.0)
Employee stock ownership plan	(2.5)		(2.4)
Effect of beginning of year federal deferred tax adjustments before valuation allowance change	(0.1)		(9.4)
Expiration of unused net operating loss	10.3		-
Deferred tax asset valuation allowance change	27.8		(24.2)
Other, net	(0.4)		(0.4)
Effective income tax rate	(0.0	) %	(77.4	) %

At December 31, 2010, the Company had federal and state net operating loss (NOL) carryforwards of approximately $25,908 and $34,492, respectively, with expiration dates ranging from 2011 through 2030.  The utilization of approximately $1,345 of the federal operating loss carryforwards is limited by the federal tax code as the operating losses were generated by entities prior to the Company’s acquisition of these entities.  After consideration of the relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carryforwards and the ability to generate taxable income in the near future, the Company maintained a full valuation allowance against the entire net deferred tax asset balances at December 31, 2010 and 2009.

On November 6, 2009, the Worker, Home Ownership and Business Assistance Act (the “Act”) of 2009 was signed into law.  The Act included a provision that allowed medium and large businesses to carryback losses incurred during 2008 or 2009 to the previous five tax years.  As a result, the Company elected in the fourth quarter of 2009 to carry back the entire 2008 loss carryforward of approximately $18,588, which resulted in a federal tax refund claim of approximately $6,578.  The Company received payment on its refund claim during the first quarter of 2010.  As a result of this change in legislation, the Company recorded a federal income tax benefit of approximately $6,578 during the fourth quarter of 2009 which resulted in a corresponding decrease to the valuation allowance on deferred income tax assets.

The Company follows the accounting standards related to the accounting for uncertainty in income taxes.  At December 31, 2010 and December 31, 2009, the Company had $248 and $285 of unrecognized tax benefits, respectively, all of which would affect the effective tax rate if recognized.

Index

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
Unrecognized tax benefits balance at beginning of year	$285	$292
Gross increases for tax positions of prior years	-	69
Gross decreases for tax positions of prior years	-	-
Settlements	-	-
Lapse of statute of limitations	(37)	(76)
Unrecognized tax benefits balance at end of year	$248	$285

The Company files federal and various state income tax returns.  The Internal Revenue Service has completed an examination of the Company’s U.S. income tax returns through 2002.  With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2007.  The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated financial statements.  As of December 31, 2010 and December 31, 2009, the Company had approximately $55 and $64 of accrued interest and penalties related to uncertain tax positions, respectively.

Note 6.  Bank Debt

The Company has a revolving loan facility with a bank (“Bank Facility”) that allows it to borrow up to $30,000 based on eligible accounts receivable and inventories.  Effective January 1, 2011, the Company reduced its line of credit under the Bank Facility from $30,000 to $25,000 to reduce bank fees related to unused borrowing capacity under the Bank Facility.  The interest rate under the Bank Facility is determined at the time of borrowing based, at the Company’s option, on either the bank’s prime rate or the London Interbank Offered Rate (LIBOR).  A commitment fee of .25% per annum is payable on the unused portion of the line for each calendar month during which the average amount of the principal balance of the revolver loans plus letter of credit obligations equals or exceeds $10,000 and .30% for any other calendar month.

At December 31, 2010, the Company had approximately $7,648 in unused availability under the Bank Facility, which reflects a $500 reduction for a letter of credit outstanding in connection with a self-insured workers’ compensation program.  Certain covenants and restrictions, including a fixed charge coverage ratio as defined in the loan agreement, will become effective if availability under the Bank Facility is less than $5,000.   The Company did not comply with the fixed charge coverage ratio at December 31, 2010; however, the Company’s availability under the Bank Facility exceeded $5,000 at December 31, 2010 and, accordingly, the covenant regarding this ratio did not apply at the end of 2010.

Index

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

The Bank Facility is secured by substantially all of the assets of Chromcraft Revington and expires in June 2012.  There were no borrowings during 2010 and 2009 and no outstanding balance under the Bank Facility at December 31, 2010 and 2009.

Note 7.  Loss Per Share of Common Stock

Due to the net loss in both 2010 and 2009, loss per share, basic and diluted, are the same, as the effect of potential common shares would be anti-dilutive.

Note 8.  Asset Retirement Obligation

The Company has a non-cash asset and corresponding liability for the present value of the estimated asset retirement obligation associated with certain equipment.  The asset is depreciated over the estimated remaining useful life while the liability accretes to the amount of the estimated retirement obligation.

The following is a summary of the change in the carrying amount of the asset retirement obligation, the net book value of the asset related to the retirement obligation and the related depreciation expense recorded.

	2010	2009
Asset retirement obligation balance at beginning of year	$772	$740
Liabilities (non-current) incurred	-	-
Liabilities settled	-	-
Accretion expense - cost of goods sold	33	32
Asset retirement obligation balance at end of year	$805	$772

Net book value of asset retirement obligation asset at end of year	$502	$592

Depreciation expense	$72	$72

Index

Note 9.  Other Long-Term Liabilities

As discussed in Note 8, other long-term liabilities include $805 and $772 at December 31, 2010 and 2009, respectively, for an asset retirement obligation on certain equipment.  Other long-term liabilities also include $551 at both December 31, 2010 and 2009 for estimated environmental remediation costs for land that was acquired as part of a previous acquisition by the Company.  The environmental liability was recorded on an undiscounted basis prior to 2009.  No amounts were recorded in the consolidated statement of operations in either 2010 or 2009 related to this environmental liability.

Note 10.  Employee Stock Ownership Plan

Chromcraft Revington sponsors the Employee Stock Ownership and Savings Plan (the”Plan”) which consists of the following two components: (i) a leveraged employee stock ownership plan qualified under Section 401(a) of the Internal Revenue Code (the “Code”) which is designed to invest primarily in Company stock (the”ESOP”); and (ii) a qualified cash or deferred compensation arrangement under Code Section 401(k) (the “401(k) Plan”).  The Plan covers substantially all employees who have completed six months of service with the Company.  The Company matching contribution with respect to participants’ pre-tax contributions to the 401(k) Plan for the plan year ending December 31, 2010 is expected to be made to the ESOP.

When the Plan was established, Chromcraft Revington loaned $20,000 to the ESOP Trust to finance the ESOP’s purchase of common stock of the Company.  The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum.  Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust’s repayment obligation under the loan to the ESOP from the Company.  The shares of common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company’s loan to the ESOP Trust.  As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of total debt service paid in the year.  Unearned ESOP shares are reported as a reduction of stockholders’ equity as reflected in the Consolidated Statement of Stockholders’ Equity of the Company.  As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for the earnings per share computations.  ESOP compensation expense was $162 in 2010 and $86 in 2009.

ESOP shares at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Allocated ESOP shares	267,161	240,205
Unearned ESOP shares	1,400,213	1,467,880
Total ESOP shares	1,667,374	1,708,085
Unearned ESOP shares, at cost	$14,002	$14,679
Fair value of unearned ESOP shares	$2,786	$3,347

At December 31, 2010, the ESOP Trust owned approximately 27.1% of the issued and outstanding shares of the Company’s common stock.

Index

Note 11.  Stock-Based Compensation

The Company has the following stock-based compensation plans:

2007 Executive Incentive Plan

On May 9, 2007, the Company’s stockholders approved the 2007 Executive Incentive Plan effective as of January 1, 2007 (“Executive Incentive Plan”).  The Executive Incentive Plan superseded and replaced the 1992 Stock Option Plan, as amended (“1992 Plan”), the Short Term Executive Incentive Plan and the Long Term Executive Incentive Plan, provided that options outstanding prior to 2007 continue to be subject to the 1992 Plan. The Executive Incentive Plan allows the Compensation Committee of the Board of Directors to make new stock-based awards of nonqualified stock options (“NQSOs”), stock appreciation rights, restricted shares and performance shares.  Incentive stock options ("ISOs") outstanding under the 1992 Plan are exercisable over a 10-year period and were granted at an exercise price no less than the fair market value of Chromcraft Revington's common shares as of the date of grant.  The Compensation Committee of the Board of Directors determines the vesting period and exercise prices of NQSOs.  All outstanding options were vested and exercisable at December 31, 2010 and 2009.  At both December 31, 2010 and 2009 common shares available for future awards under the Executive Incentive Plan were 637,192.

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

Directors’ Stock Plan

The Company’s Amended and Restated Directors’ Stock Plan ("Directors’ Plan”) provides for the annual grant of restricted stock or NQSOs to members of the board of directors who are not employees of the Company.  Effective January 1, 2010, the Directors’ Plan was amended with regard to the award of restricted stock.  Under the Directors' Plan, eligible directors of the Company receive on the day following their re-election to the Board an award of either shares of restricted common stock with a total fair market value of $14 (previously each eligible director received 800 shares of restricted stock) or an option to purchase 2,500 shares of common stock.  Any new director who is elected or appointed for the first time to the board of directors receives an award of either 3,000 shares of restricted common stock or an option to purchase 10,000 shares of common stock.  The Compensation Committee of the board of directors determines whether awards under the Directors’ Plan are made in restricted stock or stock options.  The total number of shares of common stock subject to the Directors' Plan is 150,000 shares.  No restricted common stock or options will be granted under the Directors’ Plan after December 1, 2015.  Shares of restricted common stock granted to directors under the Directors’ Plan will vest on the day immediately preceding the next annual meeting of stockholders following the award date.  NQSOs granted under the Directors’ Plan are 100% vested on the date of the grant and are granted at an exercise price equal to the fair market value of the Company’s common shares as of the date of the grant. The options are exercisable for a period of ten years.  At December 31, 2010 and 2009, there were 40,016 and 40,640 shares, respectively, available for future awards.

Index

The Directors’ Plan is designed to promote the interests of the Company and its stockholders through the granting of restricted common stock and options to the non-employee members of the Company’s board of directors, thereby encouraging their focus on enhancing long-term stockholder value of the Company.

Restricted Stock Awards

The Company has granted to certain key employees in connection with their employment agreements and to outside directors shares of restricted common stock of the Company under the Executive Incentive Plan and the Directors’ Plan, respectively.  These shares are valued at fair market value on the date of grant and reflected as part of stockholders’ equity. Compensation expense is recognized ratably over the vesting period.

The Company granted 240,000 shares, with a grant date fair market value of $660, in 2010 and no shares in 2009 of restricted common stock to its Chief Executive Officer in connection with his employment agreement with the Company and the Executive Incentive Plan.  This restricted stock award was forfeited because the targeted level of performance for 2010 was not achieved.  There were no outstanding restricted stock awards to employees as of December 31, 2010 and December 31, 2009.

The Company granted 20,624 shares and 3,840 shares of restricted common stock in 2010 and 2009, respectively, to its non-employee Directors under the Directors’ Plan.   The aggregate fair market values on the dates of grant were $56 and $3, for the same periods, respectively.   The aggregate fair market value of restricted stock awards that vested was $2 and $23 in 2010 and 2009, respectively.  In 2009, the Company cancelled 1,280 shares of restricted stock awarded to two non-employee Directors in connection with their retirement from the board of directors.  The outstanding shares of restricted stock as of December 31, 2010 will vest on the day immediately preceding the 2011 annual meeting of stockholders, unless the person is not serving as a director on that day.

As of December 31, 2010, there was a total unearned compensation balance attributable to restricted stock awards of $21. The cost is expected to be recognized over a weighted average period of 0.4 years. Compensation expense recognized for restricted stock awards during the years ended December 31, 2010 and 2009 was $35 and $9, respectively.  The related tax benefit for the compensation expense was $0 for both years.

Index

A summary of all non-vested restricted stock activity for the year ended December 31, 2010 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Outstanding at January 1, 2010	2,560	$0.68
Granted	260,624	2.75
Forfeited	(240,000)	2.75
Vested	(2,560)	0.68
Restricted Stock Outstanding at December 31, 2010	20,624	$2.72

Stock Options

A summary of all stock option activity for the year ended December 31, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at January 1, 2010	390,800	$11.67	3.1	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(20,000)	13.38	-	-
Expired	-	-	-	-
Options Outstanding and Exercisable at December 31, 2010	370,800	$11.58	1.9	$-

At December 31, 2010, the market price per share of Company common stock was less than the exercise price of all outstanding options and, therefore, no intrinsic value is reflected in the above table.

There were no stock options granted in 2010 and 2009.  The fair value of stock options on the date of grant is estimated using the Black-Scholes pricing valuation model.  The fair value of each option is amortized into compensation expense on a straight line basis between the grant date of the option and each vesting date.

There were no stock options exercised during the years ended December 31, 2010 or 2009.  Upon the exercise of options, the Company intends to issue the shares related thereto from its authorized but unissued shares.

The intrinsic value of options that vested during the years ended December 31, 2010 and 2009 was $0 for both years.  As of December 31, 2010, there were no unvested options.

Index

Compensation expense recognized for stock options for the years ended December 31, 2010 and 2009 was $0 for both years.  The related tax benefit for the compensation expense was $0 for both years.

Note 12.  Supplemental Cash Flow Information

Interest expense, which includes Bank Facility fees paid during the years ended December 31, 2010 and 2009 was $301 and $320, respectively.  Income taxes paid during the years ended December 31, 2010 and 2009 were $0 and $37, respectively.  The Company received a federal income tax refund of $6,578 in 2010.

Note 13.  Rental Commitments

Chromcraft Revington leases office space, showroom facilities and transportation and other equipment under non-cancelable operating leases.  The future minimum lease payments under non-cancelable leases for the years ending December 31, 2011, 2012, 2013, 2014, 2015 and thereafter are $1,363, $1,045, $119, $122, $41 and $0, respectively.  The Company may not renew certain leases based on its current reduced business activity level.

Rental expense was $1,680 and $2,236 for the years ended December 31, 2010 and 2009, respectively.

Note 14. Subsequent Event

On March 24, 2011, Ronald H. Butler, Chairman and Chief Executive Officer of the Company, was granted an award of 240,000 shares of restricted common stock under the Company’s 2007 Executive Incentive Plan for the performance period ending December 31, 2011.  The award may be earned if certain performance goals are achieved and is subject to the Executive Incentive Plan and the related award agreement.

Note 15.  Recently Issued Accounting Standards

There have been no recent accounting standards or changes in accounting standards during the year ended December 31, 2010, that are of significance, or potential significance to the Company, as compared to the recent accounting standards described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Chromcraft Revington, Inc.

We have audited the accompanying consolidated balance sheets of Chromcraft Revington, Inc and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chromcraft Revington, Inc and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey &  Pullen, LLP

Schaumburg, IL
March 31, 2011

Index

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

(10.19)
Term Loan and Security Agreement, dated March 15, 2002, by and between the Registrant and Reliance Trust Company (as successor trustee), not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust, filed as Exhibit 10.19 to Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2002 (Commission File No. 0-19894), is incorporated herein by reference.

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

(10.23)
Chromcraft Revington, Inc. Employee Stock Ownership and Savings Plan – ESOP Component Trust, dated May 13, 2010 by and between the Registrant and Reliance Trust Company (as successor trustee), filed as Exhibit 10.23 to Form 10-Q for the quarter ended July 3, 2010, is incorporated by reference.

(10.32)
Amendment No. 2 to the Term Loan and Security Agreement, dated December 21, 2005, by and between the Registrant and Reliance Trust Company (as successor trustee), not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust, filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

(10.34)
Amendment No. 3 to the Term Loan and Security Agreement, dated May 13, 2010, by and between the Registrant and Reliance Trust Company (as successor trustee), not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust, filed as Exhibit 10.34 to Form 10-Q for the quarter ended July 3, 2010, is incorporated herein by reference.

Index

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

(10.47)
First Amendment to the Amended and Restated Directors’ Stock Plan of Chromcraft Revington, Inc., effective January 1, 2010, filed as Exhibit 10.46 to Form 10-Q for the quarter ended April 3. 2010, is incorporated herein by reference.

(10.57)	Chromcraft Revington, Inc. 2007 Executive Incentive Plan, effective January 1, 2007, filed as Appendix A to the Registrant’s Proxy Statement dated April 11, 2007, is incorporated herein by reference.

(10.89)
Employment Agreement, dated April 23, 2007 between the Registrant and William B. Massengill, filed as Exhibit 10.91 to form 10-Q for the quarter ended July 3, 2010, is incorporated herein by reference.

(10.90)
Restricted Stock Award Agreement dated July 30, 2010 between the Registrant and Ronald H. Butler, filed as Exhibit 10.90 to Form 10-Q for the quarter ended July 3, 2010, is incorporated herein by reference.

(10.91)
Form of Award Letter regarding 2010 short-term incentive cash bonus opportunity under the 2007 Executive Incentive Plan, filed as Exhibit 10.92 to Form 10-Q for the quarter ended July 3, 2010, is incorporated herein by reference.

(10.93)
Employment Agreement, dated July 1, 2008, between the Registrant and Ronald H. Butler, filed as Exhibit 10.94 to Form 10-Q, as filed with the Securities and Exchange Commission on August 12, 2008, is incorporated herein by reference.

(10.94)
Amendment No. 1 dated December 31, 2009, to the Employment Agreement between the Registrant and Ronald H. Butler, filed as Exhibit 10.94 to Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2010, is incorporated herein by reference.

Index

(10.97)
Form of Performance Share and Restricted Stock Award Agreement under the 2007 Executive Incentive Plan, filed as Exhibit 10.97 to Form 10-Q for the quarter ended July 3, 2010, is incorporated herein by reference.

(10.98)	Form of Restricted Stock Award Agreement under the Directors’ Stock Plan filed as Exhibit 10.98 to Form 10-Q for the quarter ended July 3, 2010, is incorporated herein by reference.

(10.99)
Severance Agreement dated March 31, 2010, between the Registrant and E. Michael Hanna filed as Exhibit 10.99 to Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2010, is incorporated herein by reference.

(14.0)	Code of Business Conduct and Ethics of Chromcraft Revington, Inc., as amended and restated effective May 12, 2010, (filed herewith).

(21.1)	Subsidiaries of the Registrant (filed herewith).

(23.1)	Consent of Independent Registered Public Accounting Firm (filed herewith).

(31.1)	Certification of Chief Executive Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification of Vice President and Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)
Certifications of Chief Executive Officer and Vice President and Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).