Form 10-Q
period 2010-04-02
CHROMCRAFT REVINGTON INC
filed 2011-05-17
CIK 884130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

or

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

Common Stock, $.01 par value – 6,389,393 as of May 13, 2011

Index

PART I.  Financial Information

Item 1.  Financial Statements

Condensed Consolidated Statements of Operations (unaudited)
Chromcraft Revington, Inc.
(In thousands, except per share data)

	Three Months Ended
	April 2, 2011	April 3, 2010

Sales	$12,480	$13,907

Cost of sales	10,820	11,201

Gross margin	1,660	2,706

Selling, general and administrative expenses	3,388	3,611

Operating loss	(1,728)	(905)

Interest expense, net	(76)	(75)

Net loss	$(1,804)	$(980)

Basic and diluted loss per share of common stock	$(.38)	$(.21)

Shares used in computing loss per share	4,737	4,667

See accompanying notes to condensed consolidated financial statements.

Index

Condensed Consolidated Balance Sheets (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	April 2, 2011	December 31, 2010

Assets

Cash	$3,787	$4,179

Accounts receivable, less allowance of $250 in 2011 and $300 in 2010	5,942	7,552

Inventories	12,505	14,191

Prepaid expenses and other	814	711

Current assets	23,048	26,633

Property, plant and equipment, net	7,036	7,235

Other assets	618	579

Total assets	$30,702	$34,447

Liabilities and Stockholders' Equity

Accounts payable	$2,265	$4,144

Accrued liabilities	3,261	3,346

Current liabilities	5,526	7,490

Deferred compensation	429	461

Other long-term liabilities	1,675	1,667

Total liabilities	7,630	9,618

Stockholders' equity	23,072	24,829

Total liabilities and stockholders' equity	$30,702	$34,447

See accompanying notes to condensed consolidated financial statements.

Index

Condensed Consolidated Statements of Cash Flows (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	Three Months Ended
	April 2, 2011	April 3, 2010

Operating Activities
Net loss	$(1,804)	$(980)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	212	224
Non-cash share based and ESOP compensation expense	47	42
Provision for doubtful accounts	-	12
Non-cash inventory write-downs	55	152
Non-cash accretion expense	9	8
Changes in operating assets and liabilities:
Accounts receivable	1,610	229
Refundable income taxes	-	6,578
Inventories	1,631	34
Prepaid expenses and other	(103)	(221)
Accounts payable and accrued liabilities	(1,964)	(1,512)
Long-term liabilities and assets	(72)	(52)

Cash provided by (used in) operating activities	(379)	4,514

Investing Activities
Capital expenditures	(13)	(42)

Cash used in investing activities	(13)	(42)

Change in cash	(392)	4,472

Cash at beginning of the period	4,179	3,636

Cash at end of the period	$3,787	$8,108

See accompanying notes to condensed consolidated financial statements.

Index

Condensed Consolidated Statement of Stockholders' Equity (unaudited)
Chromcraft Revington, Inc.
Three Months Ended April 2, 2011
(In thousands, except share data)

	Common Stock		Capital in Excess of	Unearned ESOP	Retained	Treasury Stock		Total Stockholders'
	Shares	Amount	Par Value	Shares	Earnings	Shares	Amount	Equity

Balance at January 1, 2011	7,968,547	$80	$16,599	$(14,002)	$43,312	(1,819,154)	$(21,160)	$24,829

ESOP compensation expense	-	-	(136)	169	-	-	-	33

Share based compensation	-	-	14	-	-	-	-	14

Net loss	-	-	-	-	(1,804)	-	-	(1,804)

Balance at April 2, 2011	7,968,547	$80	$16,477	$(13,833)	$41,508	(1,819,154)	$(21,160)	$23,072

See accompanying notes to condensed consolidated financial statements.

Index

Notes to Condensed Consolidated Financial Statements (unaudited)
Chromcraft Revington, Inc.
(in thousands, except share data)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended April 2, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

The interim financial statements contained in this report should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Note 2.  Cash Equivalents

Cash and short-term, highly liquid investments with an original maturity of three months or less are considered cash equivalents.

Note 3.  Inventories

Inventories at April 2, 2011 and December 31, 2010 consisted of the following:

	April 2, 2011	December 31, 2010
Raw materials	$4,771	$5,308
Work-in-process	1,103	1,022
Finished goods	6,631	7,861
	$12,505	$14,191

Inventory reserves increased $14 and $49 in the first quarter of 2011 and 2010, respectively, on a net basis.

Index

Note 4.  Property, Plant and Equipment

Property, plant and equipment at April 2, 2011 and December 31, 2010 consisted of the following:

	April 2, 2011	December 31, 2010

Land	$324	$324
Buildings and improvements	18,438	18,438
Machinery and equipment	23,149	23,136
Leasehold improvements	769	769
Construction in progress	20	20
	42,700	42,687
Less accumulated depreciation and amortization	(35,664)	(35,452)
	$7,036	$7,235

Note 5.  Accrued Liabilities

Accrued liabilities at April 2, 2011 and December 31, 2010 consisted of the following:

	April 2, 2011	December 31, 2010
Employee-related benefits	$779	$788
Property tax	222	376
Other accrued liabilities	2,260	2,182
	$3,261	$3,346

Note 6.  Bank Debt

The Company has a revolving loan facility with a bank (“Bank Facility”) that allows it to borrow up to $25,000 based on eligible accounts receivable and inventories.  The interest rate under the Bank Facility is determined based, at the Company’s option, on either the bank’s prime rate or the London Interbank Offered Rate (LIBOR).  The Bank Facility is secured by substantially all of the assets of the Company and expires in June 2012.

At April 2, 2011, the Company had approximately $5,846 in unused availability under the Bank Facility, which reflects a $500 reduction for a letter of credit outstanding in connection with a self-insured workers’ compensation program.  Certain covenants and restrictions, including a fixed charge coverage ratio as defined in the loan agreement, will become effective if availability under the Bank Facility is less than $5,000.  The Company did not comply with the fixed charge coverage ratio at April 2, 2011; however, the Company’s availability under the Bank Facility exceeded $5,000 at April 2, 2011 and, accordingly, the covenant regarding this ratio did not apply at the end of the first quarter of 2011.

Note 7.  Employee Stock Ownership Plan

Chromcraft Revington sponsors the Employee Stock Ownership and Savings Plan (the “Plan”) which consists of the following two components: (i) a leveraged employee stock ownership plan qualified under Section 401(a) of the Internal Revenue Code (the “Code”) which is designed to invest primarily in Company stock (the “ESOP”); and (ii) a qualified cash or deferred arrangement under Code Section 401(k) (the “401(k) Plan”).  The Plan covers substantially all employees who have completed six months of service with the Company.  For the year ended December 31, 2010, the Company’s matching contribution with respect to participants’ pre-tax contributions to the 401(k) Plan was made to the ESOP.  The 2011 Company matching contribution with respect to participants’ pre-tax contributions to the 401(k) Plan is expected to be made to the ESOP.

Index

When the plan was established, Chromcraft Revington loaned $20,000 to the ESOP Trust to finance the ESOP’s purchase of common stock of the Company.  The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum.  Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust’s repayment obligation under the loan to the ESOP from the Company.  The unallocated shares of Company common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company’s loan to the ESOP Trust.  As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of total debt service paid in the year.  Unearned ESOP shares are reported as a reduction of stockholders’ equity as reflected in the Consolidated Statements of Stockholders’ Equity of the Company.  As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  ESOP compensation expense for the three months ended April 2, 2011 and April 3, 2010 was $30 and $42, respectively.

ESOP shares at April 2, 2011 and December 31, 2010, respectively, consisted of the following:

	April 2, 2011	December 31, 2010
Allocated ESOP shares	273,153	267,161
Unearned ESOP shares	1,383,296	1,400,213
Total ESOP shares	1,656,449	1,667,374
Unearned ESOP shares, at cost	$13,833	$14,002
Fair value of unearned ESOP shares	$2,531	$2,786

Note 8.  Income Taxes

At April 2, 2011 and December 31, 2010, the Company maintained a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carryforwards, and the ability to generate future taxable income.  The Company expects to maintain a full valuation allowance on its entire net deferred tax assets in 2011, resulting in an effective tax rate of zero for the three months ended April 2, 2011.

Note 9.  Loss per Share of Common Stock

Due to the net loss in the three months ended April 2, 2011 and April 3, 2010, loss per share, basic and diluted, are the same, as the effect of potential issuances of common stock would be antidilutive.

Index

Note 10.  Stock-Based Compensation

On March 24, 2011, Ronald H. Butler, Chairman and Chief Executive Officer of the Company, was granted an award opportunity of 240,000 shares of restricted common stock under the Company’s 2007 Executive Incentive Plan (“Plan”) for the 1-year performance period ending December 31, 2011.  In addition, certain executives of the Company were granted an award opportunity of performance shares under the Plan for the 1-year performance period ending December 31, 2011.  The awards may be earned if certain performance goals are achieved and are subject to the Plan and the related award agreements.  The expense for these awards in the first quarter of 2011 was not significant.

Note 11.  Recently Issued Accounting Standards

There have been no recent accounting standards or changes in accounting standards during the three months ended April 2, 2011, that are of significance, or potential significance to the Company, as compared to the recent accounting standards described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is experiencing reduced demand for furniture as a result of weak consumer confidence, lower consumer demand for residential furniture in our product categories and price segment, lower housing activity, continued high levels of unemployment, reduced access to consumer credit and the continuing effects of the economic downturn.  We expect that the current economic environment for consumers will continue to be challenging in 2011.

We have repositioned our residential furniture product by introducing better value imports, utilizing a product licensing arrangement for marketing support, and replacing unprofitable and slow moving items offered in our line with high velocity items to improve customer service.  We continue to review and cut operating costs to be in line with our current revenue base.  The Company’s new business model is expected to result in a more variable cost structure and provide greater flexibility in competing in the furniture industry.  A prolonged economic downturn could cause outcomes to differ materially from those expected above.

Index

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Operations of Chromcraft Revington for the three months ended April 2, 2011 and April 3, 2010 expressed as a percentage of sales.

	Three Months Ended
	April 2, 2011		April 3, 2010
Sales	100.0%		100.0%
Cost of sales	86.7		80.5
Gross margin	13.3		19.5
Selling, general and administrative expenses	27.1		26.0
Operating loss	(13.8)		(6.5)
Interest expense	(0.6)		(0.5)
Net loss	(14.4	) %	(7.0	) %

Consolidated sales for the three months ended April 2, 2011 of $12.5 million represented a 10.3% decrease from $13.9 million reported for the prior year period.  First quarter 2011 shipments of residential furniture were lower as compared to the prior year period primarily due to  weak  consumer demand for residential furniture in our product categories and price segment which we believe is consistent with industry trends; the continuing economic downturn which reflects the ongoing labor and housing market struggles and reduced access to consumer credit; and import competition.  Commercial furniture shipments were lower in the first quarter of 2011 as compared to the prior year period primarily due to a decrease in shipments of conference tables and seating products.  The consolidated sales decrease for the three months ended April 3, 2011 was primarily due to lower unit volume.

Gross margin for the three months ended April 2, 2011 was $1.7 million, as compared to $2.7 million in the prior year period.  Gross margin was lower in the first quarter of 2011 as compared to the prior year period primarily due to lower shipments, higher unabsorbed fixed overhead costs and manufacturing inefficiencies resulting from the reduced volume, an unfavorable product sales mix, and higher material and freight costs on certain products due to cost increases and delays in receiving parts from overseas suppliers.

Selling, general and administrative expenses decreased $0.2 million, or 6.2%, to $3.4 million, as compared to the prior year period.  The decrease in selling, general and administrative expenses for the three months ended April 2, 2011 compared to the same period in 2010 was primarily due to a decrease in sales commissions.

Net interest expense, which includes Bank Facility fees, was $0.1 million for both the first quarter of 2011 and the prior year period.

At December 31, 2010 and 2009, the Company maintained a full valuation allowance against the entire net deferred income tax balance.  The Company expects to maintain a full valuation allowance on its entire net deferred tax assets at December 31, 2011, resulting in an effective tax rate of zero for the quarter ended April 2, 2011 and the prior year period.

Index

Financial Condition, Liquidity and Capital Resources

Cash decreased in the first quarter of 2011 by $0.4 million primarily due to the cash loss from operations partially offset by a decrease in working capital.  Working capital, excluding cash, decreased $1.2 million primarily due to a decrease in inventories and accounts receivable, partially offset by a reduction in accounts payable and accrued liabilities, primarily due to the lower sales volume in the first quarter of 2011 as compared to the prior year.

Operating activities of the Company used $0.4 million of cash in the first quarter of 2011 as compared to $4.5 million of cash provided in the prior year period.  The $4.5 million of cash provided in the 2010 period included the receipt of a tax refund of $6.6 million. Excluding the tax refund received in the first quarter of 2010, the Company used $1.7 million less cash in the first quarter of 2011 as compared to the prior year period primarily due to larger reductions in inventories and accounts receivable in the first quarter of 2011.

Investing activities in the first quarter of 2011 for capital expenditures were comparable to the prior year period.  The Company expects to spend approximately $0.2 million for capital expenditures in 2011.

At April 2, 2011, the Company had cash of approximately $3.8 million and approximately $5.8 million in availability under its Bank Facility based on eligible accounts receivable and inventories.  Effective January 1, 2011, the Company reduced its line of credit under the Bank Facility from $30.0 million to $25.0 million to reduce bank fees related to unused borrowing capacity under the Bank Facility.  There were no borrowings during the first quarter of 2011 and no outstanding balance at April 2, 2011 under the Bank Facility.  The Bank Facility expires in June 2012 and is secured by substantially all of the assets of the Company.  Certain covenants and restrictions, including a fixed charge coverage ratio as defined in the loan agreement, will become effective if availability under the Bank Facility is less than $5.0 million.  The Company did not comply with the fixed charge coverage ratio at April 2, 2011; however, the Company’s availability under the Bank Facility exceeded $5.0 million at April 2, 2011 and, accordingly, the covenant regarding this ratio did not apply at the end of the first quarter of 2011.  The Company expects to have availability under the Bank Facility in excess of $5.0 million during the remainder of 2011.

Our ability to borrow under the Bank Facility is dependent upon a borrowing base calculation consisting of eligible accounts receivable and inventories, as well as compliance with the terms of the Bank Facility.  While we expect to comply with the Bank Facility, in the event that it is in default, the bank could declare all obligations then outstanding to be immediately due, terminate the Bank Facility extended to the Company and take certain other actions as a secured creditor, which could adversely affect the Company’s liquidity and business.

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

Index

We will need to generate adequate cash flow from operations in future periods in order to meet our long term liquidity needs.  In the absence of adequate cash flow from operations in the future, the Company may need to further restrict expenditures, sell assets, seek additional business funding or consider other alternatives.  Our ability to obtain additional funding would likely be adversely affected because all of our assets have been secured as collateral for our existing Bank Facility and because our financial results could adversely affect the availability and terms of any such funding.

Recently Issued Accounting Standards

There have been no recent accounting standards or changes in accounting standards during the three months ended April 2, 2011, that are of significance, or potential significance to the Company, as compared to the recent accounting standards described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Among the risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions, including the impact of the current recession in the United States and elsewhere; import and domestic competition in the furniture industry; our ability to execute our business strategies, implement our new business model and successfully complete our business transition; our ability to grow sales and reduce expenses to eliminate our operating losses; our ability to sell the right product mix;  supply disruptions with products manufactured in China and other Asian countries; continued credit availability under our Bank Facility; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new home and existing home sales; financial viability of our customers and their ability to continue or increase product orders; loss of key management; other factors that generally affect business; and the risks set forth in our annual report on Form 10-K for the year ended December 31, 2010.

Index

We do not undertake any obligation to update or revise publicly any forward-looking statements to reflect information, events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

Chromcraft Revington’s principal executive officer and principal financial officer have concluded, based upon their evaluation, that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of the end of the period covered by this Form 10-Q.

There were no changes in Chromcraft Revington’s internal control over financial reporting that occurred during the first quarter of 2011 that may have materially affected, or are reasonably likely to materially affect, Chromcraft Revington’s internal control over financial reporting.

PART II.  Other Information

Item 6. Exhibits

3.1
Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

3.2	By-laws of the Registrant, as amended, filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2009, is incorporated herein by reference.

10.92	Form of Award letter regarding 2011 short-term incentive cash bonus opportunity under the 2007 Executive Incentive Plan (filed herewith).

10.95	Restricted Stock Award Agreement dated March 25, 2011 between the Registrant and Ronald H. Butler (filed herewith).

10.96	Performance Share and Restricted Stock Award Agreement dated March 25, 2011 between the Registrant and Ronald H. Butler (filed herewith).

31.1	Certification of Chief Executive Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Vice President and Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Chromcraft Revington, Inc.
(Registrant)

Date: May 17, 2011	By:	/s/ Ronald H. Butler
Ronald H. Butler,
Chairman and Chief Executive Officer

Date: May 17, 2011	By:	/s/ James M. La Neve
James M. La Neve,
Vice President and Chief Financial Officer