Form 10-Q
period 2011-07-02
CHROMCRAFT REVINGTON INC
filed 2011-08-16
CIK 884130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value – 6,424,393 as of August 12, 2011

Index

PART I.  Financial Information

Item 1.  Financial Statements

Condensed Consolidated Statements of Operations (unaudited)
Chromcraft Revington, Inc.
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Sales	$13,822	$14,008	$26,302	$27,915

Cost of sales	11,289	11,339	22,109	22,540

Gross margin	2,533	2,669	4,193	5,375

Selling, general and administrative expenses	3,719	3,937	7,107	7,548

Operating loss	(1,186)	(1,268)	(2,914)	(2,173)

Interest expense, net	(68)	(75)	(144)	(150)

Net loss	$(1,254)	$(1,343)	$(3,058)	$(2,323)

Basic and diluted loss per share of common stock	$(.26)	$(.29)	$(.64)	$(.50)

Shares used in computing loss per share	4,765	4,685	4,751	4,676

See accompanying notes to condensed consolidated financial statements.

Index

Condensed Consolidated Balance Sheets (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	July 2,	December 31,
	2011	2010

Assets

Cash	$1,850	$4,179

Accounts receivable, less allowance of $225 in 2011 and $300 in 2010	7,250	7,552

Inventories	13,795	14,191

Prepaid expenses and other	820	711

Current assets	23,715	26,633

Property, plant and equipment, net	6,836	7,235

Other assets	640	579

Total assets	$31,191	$34,447

Liabilities and Stockholders' Equity

Accounts payable	$3,926	$4,144

Accrued liabilities	3,207	3,346

Current liabilities	7,133	7,490

Deferred compensation	396	461

Other long-term liabilities	1,683	1,667

Total liabilities	9,212	9,618

Stockholders' equity	21,979	24,829

Total liabilities and stockholders' equity	$31,191	$34,447

See accompanying notes to condensed consolidated financial statements.

Index

Condensed Consolidated Statements of Cash Flows (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	Six Months Ended
	July 2,	July 3,
	2011	2010

Operating Activities
Net loss	$(3,058)	$(2,323)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	424	472
Non-cash share based and ESOP compensation expense	208	172
Provision for doubtful accounts	22	43
Non-cash inventory write-downs	134	221
Non-cash accretion expense	17	16
Gain on disposal of assets	(2)	-
Changes in operating assets and liabilities:
Accounts receivable	280	118
Refundable income taxes	-	6,578
Inventories	262	(190)
Prepaid expenses and other	(109)	(228)
Accounts payable and accrued liabilities	(357)	(1,913)
Long-term liabilities and assets	(127)	22

Cash provided by (used in) operating activities	(2,306)	2,988

Investing Activities
Capital expenditures	(25)	(135)
Proceeds on disposal of assets	2	-

Cash used in investing activities	(23)	(135)

Change in cash	(2,329)	2,853

Cash at beginning of the period	4,179	3,636

Cash at end of the period	$1,850	$6,489

See accompanying notes to condensed consolidated financial statements.

Index

Condensed Consolidated Statement of Stockholders' Equity (unaudited)
Chromcraft Revington, Inc.
Six Months Ended July 2, 2011
(In thousands, except share data)

			Capital in	Unearned				Total
	Common Stock		Excess of	ESOP	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Par Value	Shares	Earnings	Shares	Amount	Equity

Balance at January 1, 2011	7,968,547	$80	$16,599	$(14,002)	$43,312	(1,819,154)	$(21,160)	$24,829

ESOP compensation expense	-	-	(279)	338	-	-	-	59

Share based compensation	-	-	149	-	-	-	-	149

Net loss	-	-	-	-	(3,058)	-	-	(3,058)

Balance at July 2, 2011	7,968,547	$80	$16,469	$(13,664)	$40,254	(1,819,154)	$(21,160)	$21,979

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended July 2, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Note 2.  Cash Equivalents

Cash and short-term, highly liquid investments with an original maturity of three months or less are considered cash equivalents.

Note 3.  Inventories

Inventories at July 2, 2011 and December 31, 2010 consisted of the following:

	July 2,	December 31,
	2011	2010
Raw materials	$5,228	$5,308
Work-in-process	968	1,022
Finished goods	7,599	7,861
	$13,795	$14,191

Inventory reserves increased $69 and decreased $424 in the first six months of 2011 and 2010, respectively, on a net basis.

Index

Note 4.  Property, Plant and Equipment

Property, plant and equipment at July 2, 2011 and December 31, 2010 consisted of the following:

	July 2,	December 31,
	2011	2010

Land	$324	$324
Buildings and improvements	18,438	18,438
Machinery and equipment	23,163	23,136
Leasehold improvements	769	769
Construction in progress	-	20
	42,694	42,687
Less accumulated depreciation and amortization	(35,858)	(35,452)
	$6,836	$7,235

Note 5.  Accrued Liabilities

Accrued liabilities at July 2, 2011 and December 31, 2010 consisted of the following:

	July 2,	December 31,
	2011	2010
Employee-related benefits	$712	$788
Property tax	199	376
Other accrued liabilities	2,296	2,182
	$3,207	$3,346

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

At July 2, 2011, the Company had approximately $7,284 in unused availability under the Bank Facility, which reflects a $390 reduction for a letter of credit outstanding in connection with a self-insured workers’ compensation program.  Certain covenants and restrictions, including a fixed charge coverage ratio as defined in the loan agreement, will become effective if availability under the Bank Facility is less than $5,000.  The Company did not comply with the fixed charge coverage ratio at July 2, 2011; however, the Company’s availability under the Bank Facility exceeded $5,000 at July 2, 2011 and, accordingly, the covenant regarding this ratio did not apply at the end of the second quarter of 2011.

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

Index

When the ESOP was established, Chromcraft Revington loaned $20,000 to the ESOP Trust to finance the ESOP’s purchase of common stock of the Company.  The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum.  Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust’s repayment obligation under the loan to the ESOP from the Company.  The unallocated shares of Company common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company’s loan to the ESOP Trust.  As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of total debt service paid in the year.  Unearned ESOP shares are reported as a reduction of stockholders’ equity as reflected in the Consolidated Statements of Stockholders’ Equity of the Company.  As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  ESOP compensation expense for the three and six months ended July 2, 2011 was $44 and $74, respectively, compared to $41 and $83, respectively, for the prior year periods.

ESOP shares at July 2, 2011 and December 31, 2010, respectively, consisted of the following:

	July 2,	December 31,
	2011	2010
Allocated ESOP shares	289,172	267,161
Unearned ESOP shares	1,366,379	1,400,213
Total ESOP shares	1,655,551	1,667,374
Unearned ESOP shares, at cost	$13,664	$14,002
Fair value of unearned ESOP shares	$2,050	$2,786

Note 8.  Income Taxes

At July 2, 2011 and December 31, 2010, the Company maintained a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carry forwards, and the ability to generate future taxable income.  The Company expects to maintain a full valuation allowance on its entire net deferred tax assets in 2011, resulting in an effective tax rate of zero for the three and six months ended July 2, 2011.

Note 9.  Loss per Share of Common Stock

Due to the net loss in the three and six months ended July 2, 2011 and July 3, 2010, loss per share, basic and diluted, are the same, as the effect of potential issuances of common stock would be antidilutive.

Index

Note 10.  Stock-Based Compensation

As previously disclosed, on March 24, 2011, Ronald H. Butler, Chairman and Chief Executive Officer of the Company, was granted an award opportunity of 240,000 shares of restricted common stock under the Company’s 2007 Executive Incentive Plan (“Plan”) for the 1-year performance period ending December 31, 2011.  The award may be earned if certain performance goals are achieved and is subject to the Plan and the related award agreement.  The award opportunity is being amortized to expense over the service period from the grant date through the vesting date of March 31, 2012.  The Company recorded expense for this award opportunity of $121 for both the three and six month periods ended July 2, 2011 as compared to $82 for each of the comparable prior year periods.  The unrecognized portion of the expected amortization expense for the award opportunity is $328 at July 2, 2011.

In addition, certain executives of the Company, including Mr. Butler, were granted an award opportunity of performance shares under the Plan for the 1-year performance period ending December 31, 2011.  The awards may be earned if certain performance goals are achieved and are subject to the Plan and the related award agreements.  The performance shares would be paid 50% in cash and 50% in restricted stock or cash as determined by the Compensation Committee.  The Compensation Committee has not approved any portion of the performance share award opportunity in restricted common stock as of July 2, 2011.  One-half of the award opportunity is being amortized over the service period from the grant date through December 31, 2011 and the other half is being amortized over the period from the grant date through the vesting date of January 1, 2013.  The expense recorded for these award opportunities was $103 for both the three and six month periods ended July 2, 2011 as compared to $0 for each of the comparable prior year periods.

Note 11.  Recently Issued Accounting Standards

There have been no recent accounting standards or changes in accounting standards during the six months ended July 2, 2011, that are of significance, or potential significance to the Company, as compared to the recent accounting standards described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is experiencing reduced demand for residential furniture as a result of weak consumer confidence, lower consumer demand for residential furniture in our product categories and price segment, lower housing activity, continued high levels of unemployment and consumer debt and the continuing effects of the economic downturn.  Residential sales in the quarter ended July 2, 2011 were comparable to the first quarter of 2011.  We expect that the current economic environment for consumers will continue to be challenging for the remainder of 2011.  Conditions in the U.S. office furniture market have recently improved which led to our consolidated 11% increase in sales and 30% reduction in net loss in the second quarter of 2011 as compared to the first quarter of 2011.  We expect the positive impact on our business resulting from what may be the start of a rebound in the U.S. office furniture market to continue through the remainder of 2011.

Index

We have repositioned our residential furniture product lines by introducing better value imports, utilizing a product licensing arrangement for marketing support, and replacing unprofitable and slow moving items offered in our line with high velocity items to improve customer service.  We continue to review and reduce operating costs to be in line with our current revenue base.  The Company’s new business model is expected to result in a more variable cost structure and provide greater flexibility in competing in the furniture industry.  A prolonged economic downturn could cause outcomes to differ materially from those expected above.

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Operations of Chromcraft Revington for the three and six months ended July 2, 2011 and July 3, 2010 expressed as a percentage of sales.

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.7	81.0	84.1	80.8
Gross margin	18.3	19.0	15.9	19.2
Selling, general and administrative expenses	26.9	28.1	27.0	27.0
Operating loss	(8.6)	(9.1)	(11.1)	(7.8)
Interest expense	(0.5)	(0.5)	(0.5)	(0.5)
Net loss	(9.1)%	(9.6)%	(11.6)%	(8.3)%

Consolidated sales for the three and six months ended July 2, 2011 of $13.8 million  and $26.3 million, respectively, represented a 1.3% and 5.8% decrease, respectively, from the same periods last year.

Shipments of residential furniture were slightly lower in the three months ended July 2, 2011 as compared to the prior year period. Shipments of residential furniture for the first half of 2011 were also lower than the prior year period. In both cases, the decreases were primarily due to weak consumer demand for residential furniture in our product categories and price segment which we believe is consistent with industry trends; the continuing economic downturn which reflects the ongoing labor and housing market struggles and high levels of consumer debt; and import competition.  Commercial furniture shipments were slightly higher in the three months ended July 2, 2011 as compared to the prior year period due to increased shipments of seating products while sales of commercial furniture for the first six months of 2011 were slightly lower than the prior year period due to a decrease in shipments of conference tables.  The consolidated sales decrease for the three and six months ended July 2, 2011 was primarily due to lower unit volume.

Gross margin for the three month and six months ended July 2, 2011 was $2.5 million and $4.2 million, respectively, as compared to $2.7 million and $5.4 million, respectively, for the prior year periods.  The lower gross margin for the first six months of 2011 as compared to the prior year period is primarily due to lower shipments, higher unabsorbed fixed overhead costs and manufacturing inefficiencies resulting from the reduced volume, an unfavorable product sales mix, and higher material and freight costs on certain products due to cost increases and delays in receiving parts from overseas suppliers.

Index

Selling, general and administrative expenses decreased by $0.2 million, or 5.5% and $0.4 million, or 5.8%  in the three and six month periods ended July 2, 2011, respectively, as compared to the same periods in 2010 primarily due to a decrease in marketing related expenses.

Net interest expense, which includes Bank Facility fees, was $0.1 million for both the three and six months ended July 2, 2011 as well as the comparable prior year periods.

At December 31, 2010 and 2009, the Company maintained a full valuation allowance against the entire net deferred income tax balance.  The Company expects to maintain a full valuation allowance on its entire net deferred tax assets at December 31, 2011, resulting in an effective tax rate of zero for the quarter and six months ended July 2, 2011 and the prior year periods.

Financial Condition, Liquidity and Capital Resources

Cash decreased in the first six months of 2011 by $2.3 million primarily due to the cash loss from operations.  Working capital, excluding cash, decreased $0.2 million primarily due to a decrease in inventories and accounts receivable, partially offset by a reduction in accounts payable and accrued liabilities, primarily due to the lower sales volume in the first half of 2011 as compared to the prior year.

Operating activities of the Company used $2.3 million of cash in the first six months of 2011 as compared to $3.0 million of cash provided in the prior year period.  The $3.0 million of cash provided in the 2010 period included the receipt of a tax refund of $6.6 million. Excluding the tax refund received in the first half of 2010, the Company used $1.3 million less cash in the first half of 2011 as compared to the prior year period.

Investing activities for capital expenditures were approximately $0.1 million less in the first six months of 2011 as compared to the prior year period.  The Company expects to spend approximately $0.2 million for capital expenditures in 2011.

At July 2, 2011, the Company had cash of approximately $1.9 million and approximately $7.3 million in availability under its Bank Facility based on eligible accounts receivable and inventories.  Effective January 1, 2011, the Company reduced its line of credit under the Bank Facility from $30.0 million to $25.0 million to reduce bank fees related to unused borrowing capacity under the Bank Facility.  There were no borrowings during the first six months of 2011 and no outstanding balance at July 2, 2011 under the Bank Facility.  The Bank Facility expires in June 2012 and is secured by substantially all of the assets of the Company.  Certain covenants and restrictions, including a fixed charge coverage ratio as defined in the loan agreement, will become effective if availability under the Bank Facility is less than $5.0 million.  The Company did not comply with the fixed charge coverage ratio at July 2, 2011; however, the Company’s availability under the Bank Facility exceeded $5.0 million at July 2, 2011 and, accordingly, the covenant regarding this ratio did not apply at the end of the second quarter of 2011.  The Company expects to have availability under the Bank Facility in excess of $5.0 million during the remainder of 2011.

Our ability to borrow under the Bank Facility is dependent upon a borrowing base calculation consisting of eligible accounts receivable and inventories, as well as compliance with the terms of the Bank Facility.  While we expect to comply with the terms of the Bank Facility, in the event that there is a default, the bank could declare all obligations then outstanding to be immediately due, terminate the Bank Facility extended to the Company and take certain other actions as a secured creditor, which could adversely affect the Company’s liquidity and business.

Index

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

We believe that our cash and available line of credit under our Bank Facility will be adequate to meet our anticipated cash requirements for working capital purposes and normal capital expenditures for at least the next twelve months.  However, there can be no assurance regarding these matters given the current state of the global economy, which has negatively impacted our ability to accurately forecast our results of operations and cash position, and which may result in deterioration of our revenues from what we anticipate.  We believe further deterioration in revenues would expose us to declining margins as a result of unabsorbed fixed manufacturing overhead, operating inefficiencies and an imbalance between our inventory levels and customer demand which would likely result in continued losses and reduced liquidity.  Additionally, if our trade creditors were to impose unfavorable terms on us, it would negatively impact our ability to obtain products and services on acceptable terms.  We have implemented expense controls and limitations on capital expenditures to conserve cash during the current economic downturn.  The Company expects to borrow under the Bank Facility on a limited basis in the second half of 2011.

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

Recently Issued Accounting Standards

There have been no recent accounting standards or changes in accounting standards during the six months ended July 2, 2011, that are of significance, or potential significance to the Company, as compared to the recent accounting standards described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Index

Among the risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions, including the impact of the current recession in the United States and elsewhere; import and domestic competition in the furniture industry; our ability to execute our business strategies, implement our new business model and successfully complete our business transition; our ability to grow sales and reduce expenses to eliminate our operating losses; the continuation of the recent improvement in the U.S. office furniture market; our ability to sell the right product mix;  supply disruptions with products manufactured in China and other Asian countries; continued credit availability under our Bank Facility; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new home and existing home sales; financial viability of our customers and their ability to continue or increase product orders; loss of key management; other factors that generally affect business; and the risks set forth in our annual report on Form 10-K for the year ended December 31, 2010.

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

There were no changes in Chromcraft Revington’s internal control over financial reporting that occurred during the second quarter of 2011 that may have materially affected, or are reasonably likely to materially affect, Chromcraft Revington’s internal control over financial reporting.

PART II.  Other Information

Item 6.  Exhibits

3.1
Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

3.2	By-laws of the Registrant, as amended, filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2009, is incorporated herein by reference.

Index

10.95	Form of 2011 Performance Share and Restricted Stock Award Agreement under the 2007 Executive Incentive Plan (filed herewith).

10.98	Form of Restricted Stock Award Agreement under the Director’s Stock Plan (filed herewith).

31.1	Certification of Chief Executive Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Vice President and Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certifications of Chief Executive Officer and Vice President and Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data File.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chromcraft Revington, Inc.
(Registrant)

Date: August 16, 2011	By:	/s/ Ronald H. Butler
Ronald H. Butler,
Chairman and Chief Executive Officer

Date: August 16, 2011	By:	/s/ James M. La Neve
James M. La Neve,
Vice President and Chief Financial Officer