Form 10-Q
period 2011-10-01
CHROMCRAFT REVINGTON INC
filed 2011-11-15
CIK 884130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value – 6,424,393 as of November 2, 2011

Index

PART I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (unaudited)
Chromcraft Revington, Inc.
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Sales	$13,226	$13,808	$39,528	$41,723

Cost of sales	10,709	11,716	32,818	34,256

Gross margin	2,517	2,092	6,710	7,467

Selling, general and administrative expenses	3,491	3,951	10,598	11,499

Operating loss	(974)	(1,859)	(3,888)	(4,032)

Interest expense, net	(68)	(74)	(212)	(224)

Net loss	$(1,042)	$(1,933)	$(4,100)	$(4,256)

Basic and diluted loss per share of common stock	$(.22)	$(.41)	$(.86)	$(.91)

Shares used in computing loss per share	4,791	4,703	4,765	4,685

See accompanying notes to condensed consolidated financial statements.

Index

Condensed Consolidated Balance Sheets (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	October 1,	December 31,
	2011	2010

Assets

Cash	$1,583	$4,179

Accounts receivable, less allowance of $140 in 2011 and $300 in 2010	6,770	7,552

Inventories	14,460	14,191

Prepaid expenses and other	627	711

Current assets	23,440	26,633

Property, plant and equipment, net	6,667	7,235

Other assets	664	579

Total assets	$30,771	$34,447

Liabilities and Stockholders' Equity

Accounts payable	$4,312	$4,144

Accrued liabilities	3,322	3,346

Current liabilities	7,634	7,490

Deferred compensation	363	461

Other long-term liabilities	1,692	1,667

Total liabilities	9,689	9,618

Stockholders' equity	21,082	24,829

Total liabilities and stockholders' equity	$30,771	$34,447

See accompanying notes to condensed consolidated financial statements.

Index

Condensed Consolidated Statements of Cash Flows (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	Nine Months Ended
	October 1,	October 2,
	2011	2010

Operating Activities
Net loss	$(4,100)	$(4,256)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	593	682
Non-cash share based and ESOP compensation expense	353	308
Provision for doubtful accounts	23	72
Non-cash inventory write-downs	171	278
Non-cash accretion expense	26	24
Gain on disposal of assets	(2)	(5)
Changes in operating assets and liabilities:
Accounts receivable	759	(250)
Refundable income taxes	-	6,578
Inventories	(440)	(1,246)
Prepaid expenses and other	84	(358)
Accounts payable and accrued liabilities	144	(1,586)
Long-term liabilities and assets	(184)	(18)

Cash provided by (used in) operating activities	(2,573)	223

Investing Activities
Capital expenditures	(25)	(155)
Proceeds on disposal of assets	2	5

Cash used in investing activities	(23)	(150)

Change in cash	(2,596)	73

Cash at beginning of the period	4,179	3,636

Cash at end of the period	$1,583	$3,709

See accompanying notes to condensed consolidated financial statements.

Index

Condensed Consolidated Statement of Stockholders' Equity (unaudited)
Chromcraft Revington, Inc.
Nine Months Ended October 1, 2011
(In thousands, except share data)

			Capital in	Unearned				Total
	Common Stock		Excess of	ESOP	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Par Value	Shares	Earnings	Shares	Amount	Equity

Balance at January 1, 2011	7,968,547	$80	$16,599	$(14,002)	$43,312	(1,819,154)	$(21,160)	$24,829

ESOP compensation expense	-	-	(426)	507	-	-	-	81

Share based compensation	-	-	272	-	-	-	-	272

Net loss	-	-	-	-	(4,100)	-	-	(4,100)

Balance at October 1, 2011	7,968,547	$80	$16,445	$(13,495)	$39,212	(1,819,154)	$(21,160)	$21,082

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended October 1, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Note 2.     Cash Equivalents

Cash and short-term, highly liquid investments with an original maturity of three months or less are considered cash equivalents.

Note 3.     Inventories

Inventories at October 1, 2011 and December 31, 2010 consisted of the following:

	October 1,	December 31,
	2011	2010
Raw materials	$4,993	$5,308
Work-in-process	1,643	1,022
Finished goods	7,824	7,861
	$14,460	$14,191

Inventory reserves decreased $23 and $689 in the first nine months of 2011 and 2010, respectively, on a net basis.

Index

Note 4.     Property, Plant and Equipment

Property, plant and equipment at October 1, 2011 and December 31, 2010 consisted of the following:

	October 1,	December 31,
	2011	2010

Land	$324	$324
Buildings and improvements	18,438	18,438
Machinery and equipment	23,163	23,136
Leasehold improvements	769	769
Construction in progress	-	20
	42,694	42,687
Less accumulated depreciation and amortization	(36,027)	(35,452)
	$6,667	$7,235

Note 5.     Accrued Liabilities

Accrued liabilities at October 1, 2011 and December 31, 2010 consisted of the following:

	October 1,	December 31,
	2011	2010
Employee-related benefits	$794	$788
Other accrued liabilities	2,528	2,558
	$3,322	$3,346

Note 6.     Bank Debt

At October 1, 2011, the Company had a revolving loan facility with Bank of America, N.A.  (“Bank Facility”) that allowed it to borrow up to $25,000 based on eligible accounts receivable and inventories.  The interest rate under the Bank Facility was determined based, at the Company’s option, on either the bank’s prime rate or the London Interbank Offered Rate (LIBOR).  The Bank Facility was secured by substantially all of the assets of the Company and was set to expire in June 2012.

At October 1, 2011, the Company had approximately $6,534 in unused availability under the Bank Facility, which reflects a $390 reduction for a letter of credit outstanding in connection with a self-insured workers’ compensation program.  Certain covenants and restrictions, including a fixed charge coverage ratio as defined in the loan and security agreement, would become effective if availability under the Bank Facility was less than $5,000.  The Company did not comply with the fixed charge coverage ratio at October 1, 2011; however, the Company’s availability under the Bank Facility exceeded $5,000 at October 1, 2011 and, accordingly, the covenant regarding this ratio did not apply at the end of the third quarter of 2011.

Index

On October 25, 2011 the Company terminated its Bank Facility with Bank of America and entered into a Loan and Security Agreement (“New Facility”) with First Business Capital Corp, a subsidiary of First Business Bank, (the “New Lender”) that provides the Company with a secured revolving credit facility up to a maximum amount of $10,000 (including letters of credit) based upon qualified accounts receivable of the Company. The New Facility will expire on October 31, 2014, and all advances under the New Facility must be used for working capital and other corporate purposes.

Advances under the New Facility will bear interest at the greater of the one-year LIBOR rate or 0.75%, plus a margin of 4.75%.  In addition, the New Facility requires the Company to pay unused facility and other fees and expenses.  Obligations under the New Facility are secured by all of the assets of the Company and its subsidiaries. At October 25, 2011, the Company had approximately $4,500 in availability under the New Facility.

The New Facility contains representations and warranties as well as affirmative and negative covenants of the Company.  The covenants include, but are not limited to, minimum net worth and net earnings (loss) requirements, and restrictions or limitations on other indebtedness, capital expenditures, dividends, distributions, recapitalizations of the Company’s corporate structure, repurchases of any equity interests of the Company, sales of assets (other than in the ordinary course of business), acquisitions of other businesses, and amendments to the Company’s Certificate of Incorporation and By-Laws. Upon the occurrence of an event of default, the New Lender may terminate its commitment to make advances under the New Facility, declare all amounts then outstanding under the New Facility to be immediately due and payable, charge a default rate of interest and exercise any other rights and remedies that the New Lender may have.

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

When the ESOP was established, Chromcraft Revington loaned $20,000 to the ESOP Trust to finance the ESOP’s purchase of common stock of the Company.  The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum.  Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust’s repayment obligation under the loan to the ESOP from the Company.  The unallocated shares of Company common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company’s loan to the ESOP Trust.  As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of total debt service paid in the year.  Unearned ESOP shares are reported as a reduction of stockholders’ equity as reflected in the Consolidated Statements of Stockholders’ Equity of the Company.  As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  ESOP compensation expense for the three and nine months ended October 1, 2011 was $48 and $122, respectively, compared to $39 and $122, respectively, for the prior year periods.

ESOP shares at October 1, 2011 and December 31, 2010, respectively, consisted of the following:

	October 1,	December 31,
	2011	2010
Allocated ESOP shares	305,635	267,161
Unearned ESOP shares	1,349,462	1,400,213
Total ESOP shares	1,655,097	1,667,374
Unearned ESOP shares, at cost	$13,495	$14,002
Fair value of unearned ESOP shares	$1,498	$2,786

Index

Note 8.     Income Taxes

At October 1, 2011 and December 31, 2010, the Company maintained a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carry forwards, and the ability to generate future taxable income.  The Company expects to maintain a full valuation allowance on its entire net deferred tax assets in 2011, resulting in an effective tax rate of zero for the three and nine months ended October 1, 2011.

Note 9.     Loss per Share of Common Stock

Due to the net loss in the three and nine months ended October 1, 2011 and October 2, 2010, loss per share, basic and diluted, are the same, as the effect of potential issuances of common stock would be antidilutive.  There were 370,800 shares at both October 1, 2011 and October 2, 2010 which were issuable upon the exercise of stock options, at a weighted average exercise price of $11.58.  Of these options, 210,000 are scheduled to expire on March 15, 2012.  In addition, there were 275,000 and 260,624 shares of restricted stock at October 1, 2011 and October 2, 2010, respectively, for which vesting was contingent upon certain performance conditions.

Note 10.   Stock-Based Compensation

As previously disclosed, on March 24, 2011, Ronald H. Butler, Chairman and Chief Executive Officer of the Company, was granted an award opportunity of 240,000 shares of restricted common stock under the Company’s 2007 Executive Incentive Plan (“Incentive Plan”) for the 1-year performance period ending December 31, 2011.  The award may be earned if certain performance goals are achieved and is subject to the terms of the Incentive Plan and the related award agreement.  The award opportunity is being amortized to expense over the service period from the grant date through the vesting date of March 31, 2012.  The Company recorded expense for this award opportunity of $109 and $230 for the three and nine month periods ended October 1, 2011, respectively, as compared to $83 and $165 for each of the comparable prior year periods.  The unrecognized portion of the expected amortization expense for the award opportunity is $218 at October 1, 2011.

In addition, certain executives of the Company, including Mr. Butler, were granted an award opportunity of performance shares under the Incentive Plan for the 1-year performance period ending December 31, 2011.  The awards may be earned if certain performance goals are achieved and are subject to the terms of the Incentive Plan and the related award agreements.  The performance shares would be paid 50% in cash and 50% in restricted stock or cash as determined by the Compensation Committee.  The Compensation Committee has not approved payment of any portion of the performance share award opportunity in restricted common stock as of October 1, 2011.  One-half of the award opportunity is being amortized over the service period from the grant date through December 31, 2011 and the other half is being amortized over the period from the grant date through the vesting date of January 1, 2013.  The expense recorded for these award opportunities was $28 and $131 for the three and nine month periods ended October 1, 2011, respectively, as compared to $0 for each of the comparable prior year periods.

Index

Note 11.   Recently Issued Accounting Standards

There have been no recent accounting standards or changes in accounting standards during the nine months ended October 1, 2011, that are of significance, or potential significance to the Company, as compared to the recent accounting standards described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Weak consumer confidence, lower housing activity, and continued high levels of unemployment and consumer debt have reduced demand for residential furniture in our price segment and contributed to lower sales of our residential furniture in the quarter ended October 1, 2011 as compared to the second quarter of 2011.  Although the ongoing difficult operating environment in the residential furniture market will continue to be challenging, we expect fourth quarter residential sales to be improved by recent incoming orders of a new line of home entertainment furniture.  Improved conditions in the U.S. office furniture market continued in the third quarter of 2011 and led to increased incoming orders and higher sales of commercial furniture in the third quarter of 2011 as compared to the first and second quarters of 2011.

We have repositioned our residential furniture product lines by introducing better value imports, utilizing a product licensing arrangement for marketing support, and replacing unprofitable and slow moving items offered in our line with higher velocity items to improve customer service.  We continue to review and reduce operating costs to be in line with our current revenue base which contributed to a 17.9% improvement in our operating loss for the third quarter of 2011 as compared to the preceding quarter.  The Company’s new business model is expected to result in a more variable cost structure and provide greater flexibility in competing in the furniture industry.  A prolonged economic downturn could cause outcomes to differ materially from those expected above.

Index

On October 25, we refinanced our credit facility prior to its scheduled expiration in June 2012 and entered into a new three year secured revolving credit facility with First Business Capital Corp., a subsidiary of First Business Bank, of up to $10 million based upon qualified accounts receivable of the Company.  We believe this new credit facility provides us with the borrowing capacity to meet our anticipated cash operating needs while reducing our overall expected borrowing costs.  At October 25, 2011, the Company had approximately $4.5 million in availability under the New Facility.

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Operations of Chromcraft Revington for the three and nine months ended October 1, 2011 and October 2, 2010 expressed as a percentage of sales.

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.0	84.9	83.0	82.1
Gross margin	19.0	15.1	17.0	17.9
Selling, general and administrative expenses	26.4	28.6	26.8	27.6
Operating loss	(7.4)	(13.5)	(9.8)	(9.7)
Interest expense	(0.5)	(0.5)	(0.5)	(0.5)
Net loss	(7.9)%	(14.0)%	(10.3)%	(10.2)%

Consolidated sales for the three and nine months ended October 1, 2011 of $13.2 million and $39.5 million, respectively, represented a 4.2% and 5.3% decrease, respectively, from the same periods last year, primarily due to lower shipments of residential furniture resulting from weakness in consumer demand for residential products in our price segment which we believe is consistent with industry trends; the continuing economic downturn which reflects the ongoing labor and housing market struggles and high levels of consumer debt; and import competition.

The decrease in residential shipments in the third quarter of 2011 as compared to the prior year period was primarily due to lower shipments of occasional furniture and home entertainment furniture.  The lower sales of home entertainment furniture is primarily due to the timing of shipments on orders for new product groupings which are expected to ship in the fourth quarter of 2011.  Commercial furniture shipments were higher in the three months ended October 1, 2011 as compared to the prior year period primarily due to increased shipments of seating products.

The decrease in residential shipments in the nine months ended October 1, 2011 as compared to the prior year period was due to lower shipments of occasional furniture, entertainment furniture and, to a lesser extent, dining room furniture, partially offset by higher sales of bedroom furniture due to the introduction of a new bedroom line that began shipping in the second quarter of 2011.

The consolidated sales decrease for the three and nine months ended October 1, 2011 compared to the prior year periods was due to lower unit volume.

Index

Gross margin for the three months ended October 1, 2011 was $2.5 million, or 19.0% of net sales, as compared to $2.1 million, or 15.1% of net sales, for the prior year period.  The increased gross margin was primarily due to lower material costs and a favorable product sales mix.

Gross margin for the nine months ended October 1, 2011 was $6.7 million, or 17.0% of net sales, as compared to $7.5 million, or 17.9% of net sales, respectively, for the prior year period.  The lower gross margin for the first nine months of 2011 as compared to the prior year period is primarily due to lower shipments, higher unabsorbed fixed overhead costs and manufacturing inefficiencies resulting from the reduced volume.

Selling, general and administrative expenses decreased by $0.5 million, or 11.6%, and $0.9 million, or 7.8%, in the three and nine month periods ended October 1, 2011, respectively, as compared to the same periods in 2010 primarily due to a decrease in sales commissions and marketing-related expenses.

Net interest expense, which includes Bank Facility fees, was $0.1 million and $0.2 million for the three and nine months ended October 1, 2011, respectively, as well as the comparable prior year periods.

At December 31, 2010 and 2009, the Company maintained a full valuation allowance against the entire net deferred income tax balance.  The Company expects to maintain a full valuation allowance on its entire net deferred tax assets at December 31, 2011, resulting in an effective tax rate of zero for the quarter and nine months ended October 1, 2011 and the prior year periods.

Financial Condition, Liquidity and Capital Resources

Cash decreased in the first nine months of 2011 by $2.6 million primarily due to the cash loss from operations.  Working capital, excluding cash, decreased by $0.7 million due to a decrease in accounts receivable, primarily due to lower sales volume in the first nine months of 2011 as compared to the prior year period.

Operating activities of the Company used $2.6 million of cash in the first nine months of 2011 as compared to $0.2 million of cash provided in the prior year period.  The $0.2 million of cash provided in the 2010 period included the receipt of a tax refund of $6.6 million.  Excluding the tax refund received in 2010, the Company used $3.8 million less cash in the first nine months of 2011 as compared to the prior year period, primarily due to less cash used to fund working capital.

Investing activities for capital expenditures were approximately $0.1 million less in the first nine months of 2011 as compared to the prior year period.  The Company expects to spend approximately $0.2 million for capital expenditures in 2011.

At October 1, 2011, the Company had cash of approximately $1.6 million and approximately $6.5 million in availability under its Bank Facility based on eligible accounts receivable and inventories.  Effective January 1, 2011, the Company reduced its line of credit under the Bank Facility from $30.0 million to $25.0 million to reduce bank fees related to unused borrowing capacity under the Bank Facility.  There were no borrowings during the first nine months of 2011 and no outstanding balance at October 1, 2011 under the Bank Facility.  The Bank Facility was scheduled to expire in June 2012 and was secured by substantially all of the assets of the Company.  Certain covenants and restrictions, including a fixed charge coverage ratio as defined in the loan agreement, would have become effective if availability under the Bank Facility was less than $5.0 million.  The Company did not comply with the fixed charge coverage ratio at October 1, 2011; however, the Company’s availability under the Bank Facility exceeded $5.0 million at October 1, 2011 and, accordingly, the covenant regarding this ratio did not apply at the end of the third quarter of 2011.

Index

On October 25, 2011, the Company terminated its loan and security agreement with Bank of America, N.A. and entered into a loan and security agreement (the “New Facility”) with First Business Capital Corp. (the “New Lender”) that provides the Company with a revolving credit facility up to a maximum amount of $10 million (including letters of credit) based upon qualified accounts receivable of the Company.  The New Facility replaced the Bank Facility with Bank of America, N.A. and will expire on October 31, 2014.  All advances under the New Facility must be used for working capital and other corporate purposes.

Advances under the New Facility will bear interest at the greater of the one-year LIBOR rate or 0.75%, plus a margin of 4.75%.  In addition, the Company is required to pay unused credit facility and other fees and expenses.  The New Facility is secured by all of the assets of the Company and its subsidiaries.  CR International, Inc., a subsidiary of the Company, is also a guarantor of the Company’s obligations under the New Facility.  At October 25, 2011, the Company had approximately $4.5 million in availability under the New Facility.

The New Facility contains representations and warranties as well as affirmative and negative covenants of the Company.  The covenants include, but are not limited to, minimum net worth and net earnings (loss) requirements and restrictions or limitations on other indebtedness, capital expenditures, dividends, distributions, recapitalizations of the Company’s corporate structure, repurchases of any equity interests of the Company, sales of assets (other than in the ordinary course of business), acquisitions of other businesses and amendments to the Company’s Certificate of Incorporation and By-Laws.

The New Facility also contains events of default.  Upon the occurrence of an event of default, the New Lender may terminate its commitment to make advances under the New Facility, declare all amounts then outstanding under the New Facility to be immediately due and payable, charge a default rate of interest and exercise any other rights and remedies that the New Lender may have.  Among the provisions of the New Facility that the New Lender may consider in determining if we are in default is whether any change in the Company’s condition could reasonably be expected to have a material adverse effect on its business, operations, condition (financial or otherwise) or prospects or the value of any material collateral, or whether any event or circumstance impairs our ability to repay any obligations owed under the New Facility.  If a default occurs, we could attempt to obtain a waiver from the New Lender, but there is no assurance that the New Lender would grant such a waiver.

We believe that our cash and available line of credit under our New Facility will be adequate to meet our anticipated cash requirements for working capital purposes and normal capital expenditures for at least the next twelve months.  However, there can be no assurance regarding these matters given the current state of the global economy, which has negatively impacted our ability to accurately forecast our results of operations and cash position, and which may result in deterioration of our revenues from what we anticipate.  We believe further deterioration in revenues would expose us to declining margins as a result of unabsorbed fixed manufacturing overhead, operating inefficiencies and an imbalance between our inventory levels and customer demand which would likely result in continued losses and reduced liquidity.  Additionally, if our trade creditors were to impose unfavorable terms on us, it would negatively impact our ability to obtain products and services on acceptable terms.  We have implemented expense controls and limitations on capital expenditures to conserve cash during the current economic downturn.  The Company expects to borrow under the New Facility on a limited basis in the fourth quarter of 2011. Because we presently are incurring losses, the continued availability of credit under our New Facility is important to meet our liquidity needs.

Index

We will need to generate adequate cash flow from operations in future periods in order to meet our long term liquidity needs.  In the absence of adequate cash flow from operations in the future, the Company may need to further restrict expenditures, sell assets, seek additional business funding or consider other alternatives.  Our ability to obtain additional funding would likely be adversely affected because all of our assets have been secured as collateral for our New Facility and because our financial results could adversely affect the availability and terms of any such funding.

Recently Issued Accounting Standards

There have been no recent accounting standards or changes in accounting standards during the nine months ended October 1, 2011, that are of significance, or potential significance to the Company, as compared to the recent accounting standards described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Among the risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions, including the impact of the current recession in the United States and elsewhere; import and domestic competition in the furniture industry; our ability to execute our business strategies, implement our new business model and successfully complete our business transition; our ability to grow sales and reduce expenses to eliminate our operating losses; the continuation of the recent improvement in the U.S. office furniture market; our ability to sell the right product mix;  supply disruptions with products manufactured in China and other Asian countries; continued credit availability under our New Facility; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new home and existing home sales; financial viability of our customers and their ability to continue or increase product orders; loss of key management; other factors that generally affect business; and the risks set forth in our annual report on Form 10-K for the year ended December 31, 2010.

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

There were no changes in Chromcraft Revington’s internal control over financial reporting that occurred during the third quarter of 2011 that may have materially affected, or are reasonably likely to materially affect, Chromcraft Revington’s internal control over financial reporting.

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

Chromcraft Revington, Inc.
(Registrant)

Date: November 15, 2011	By:	/s/ Ronald H. Butler
Ronald H. Butler,
Chairman and Chief Executive
Officer

Date: November 15, 2011	By:	/s/ James M. La Neve
James M. La Neve,
Vice President and Chief Financial
Officer