Form 10-K
period 2011-12-31
CHROMCRAFT REVINGTON INC
filed 2012-04-20
CIK 884130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (&232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of March 28, 2012 there were 6,486,404 shares of the registrant’s common stock ($.01 par value) outstanding.  The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 2, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $6.9 million (based upon the closing price of the registrant’s common stock, as reported by the NYSE Amex).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of stockholders to be held May 24, 2012 are incorporated by reference into Part III of this Form 10-K.

Index

PART I

Item 1.	Business

General

Chromcraft Revington, Inc. (“Company”, “we”, “our”), a Delaware Corporation incorporated in 1992, is engaged in the design, import, manufacture and marketing of residential and commercial furniture.  We are headquartered in West Lafayette, Indiana with furniture manufacturing, warehousing and distribution operations in Senatobia, Mississippi and Compton, California, and warehouse and distribution operations in Delphi, Indiana.

The Company markets its residential furniture products under the Chromcraft®, Peters-Revington®, Southern Living®, CR Kids & Beyond®, and Cochrane® brands.  The Chromcraft® brand is also used in the commercial furniture markets, along with Executive Office Concepts.

The Peters-Revington® brand consists primarily of occasional furniture, home entertainment furniture  and accent items which are constructed using a wide assortment of materials including solid hardwoods, veneers, metals, glass, natural stone, leathers and other materials and are sold at lower and mid-range price points.

The Chromcraft® brand offers metal, wood and mixed media casual dining furniture.  Its product line consists primarily of dining tables and stationary or tilt-swivel chairs. Consumers can customize their selections of finishes and fabrics with Chromcraft’s casual dining furniture in a wide range of designs from contemporary to transitional styling and is sold at mid-price points.

The Cochrane® brand provides custom-design wood casual dining room furniture, allowing consumers to personalize their dining tables, chairs and china cabinets by selecting from a kiosk unit various wood finishes and styling, chair fabrics, hardware, accent finishes and table sizes and shapes. Non-customizable dining furniture styles are also offered at mid-to-high price points.  The Cochrane® brand expanded its case goods selection to now include mid-priced bedroom furniture which began shipping in the second quarter of 2011.

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

Index

The Executive Office Concepts brand is used for office suites, waiting area seating, and furniture for the health care sector.

Our Company markets and sells its residential furniture primarily to independent furniture retailers and regional furniture chains.

 Chromcraft’s commercial furniture is sold primarily to office furniture dealers, wholesalers, distributors, furniture rental stores and contract customers, who in turn historically have sold these products to federal, state, and local government entities.

Significant customers include Nebraska Furniture Mart, Jordan’s, Dinettes Unlimited, Staples, Cort, Keith Daniels, Wrightline, Wolf and the General Services Administration (GSA).  No material amount of our sales is dependent upon a single customer.  Sales outside the U.S. represent approximately one percent of total sales.

The furniture industry has rapidly shifted to a global supply chain and foreign manufacturers have used substantially lower labor costs and somewhat lower material costs to achieve a competitive advantage over U.S. based manufacturers.

Since 2006, we have transformed our Company in response to competitive business conditions, weak consumer confidence, higher unemployment levels, diminished household formation in the U.S., record lows in new home construction, and a general contraction in the retail furniture industry. As a result, the Company incurred significant asset impairment and restructuring charges for plant shutdowns and consolidation, exit and disposal activities, termination benefits and inventory write-downs, which were substantially completed in 2009.  At the same time, we centralized sales, marketing, product development, and supply chain management.  There is no assurance there will be no additional transition costs, restructuring charges and asset impairments in the future.

We are also subject to market, competitive and other risks as more fully described below under the caption “Certain Risks”.  We believe that the shift in our business model provides a more competitive business model of import and domestic customization capabilities.  In addition, the new business model has contributed to a more variable cost structure, which we anticipate will provide greater flexibility in competing in the furniture industry.

We are manufacturing and distributing dining room and commercial furniture from our Senatobia, Mississippi facility; warehousing and distributing occasional, home entertainment, dining room and bedroom case goods furniture from our Delphi, Indiana facility; and performing administrative and finance functions at our corporate headquarters office in West Lafayette, Indiana.

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

Index

•
Economic conditions deteriorated significantly in the United States and worldwide in recent years. Sales of residential furniture remain depressed due to weak consumer confidence and a number of ongoing factors in the global economy that have negatively impacted consumers’ discretionary spending. These ongoing factors include lower home values, prolonged foreclosure activity throughout the U.S., a weak market for home sales, reduced levels of new home construction, continued high levels of unemployment and reduced access to consumer credit. These factors are outside of our control, but have a direct impact on our sales due to resulting weak levels of consumer confidence and reduced consumer spending. These conditions have resulted in a decline in our sales and earnings and could continue to impact our sales, earnings and liquidity in the future. The general level of consumer spending is also affected by a number of other factors, including, among others, general economic conditions and inflation, which also are generally beyond our control.

•
Residential furniture is a highly styled product subject to trends and consumer tastes that can change rapidly. If we are unable to anticipate or respond to changes in trends and consumer tastes in a timely manner or to otherwise forecast demand accurately, we may lose sales and have excess inventory (both raw materials and finished goods), both of which could result in a decrease in our sales and earnings.

•
Competition from a number of foreign and domestic manufacturers that are larger and have greater resources than the Company could adversely impact our results. The furniture industry remains very competitive and fragmented. Foreign producers constitute a much greater portion of the competitive landscape and, accordingly, our margins may be impacted by pricing pressures or by rising supplier costs. Container freight rates can vary depending upon demand, availability and fuel prices. In addition, some of our larger retail furniture customers could decide to directly source some of the products that they currently purchase from us.

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

•
The Company operates one manufacturing plant which includes a distribution center in Senatobia, Mississippi.  Products shipped from this facility range from products requiring significant fabrication and finishing, which accounted for approximately 55% of our consolidated net sales in 2011, to ready-to-ship imported products.  While the Company maintains business interruption insurance, the occurrence of a fire or natural disaster event at this facility, or affecting our supply of sourced components, may impact future sales until such time as the Company can re-establish routine sourcing or adjust its business model appropriately to respond to such circumstances.

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

•
Pressure to reduce deficit spending at various government entities that routinely purchase seating and tables from our commercial division could adversely impact sales, margins, plant overhead and operating costs.

•
Uncertainties associated with our increased reliance on foreign sourced products, such as the ability to purchase goods that meet our manufacturing and quality specifications at acceptable prices and delivery schedules, the political stability in the countries where we source products and the value of the U.S. dollar against other foreign currencies could significantly impact our ability to obtain competitively priced products for sale to our customers. Our ability to maintain the continuous flow of properly priced products could be severely interrupted by changes occurring outside the U.S. While we source our purchases in U.S. dollars, we are only protected against currency risk for the purchase orders we have in place. In addition, any interruption of delivery by our foreign sources could disrupt our supply of products to our customers causing delays in deliveries to them and possible cancelation of orders.

•	If our trade creditors were to impose unfavorable terms on us, it would negatively impact our ability to obtain products and services on acceptable terms.

•
There can be no assurance as to our ability to adequately meet our anticipated cash requirements for working capital purposes and normal capital expenditures from our cash and available borrowings under our revolving credit facility.  The current economic downturn, particularly the slowdown in housing activity, has negatively impacted our ability to accurately forecast our results of operations and cash position. A continued recessionary environment may result in deterioration of our revenues from what we anticipate.  We believe further deterioration in revenues would expose us to declining margins as a result of unabsorbed manufacturing overhead, operating inefficiencies and an imbalance between our inventory levels and customer demand which would likely result in continued losses.

•
We will need to generate adequate cash flow from operations in future periods to meet our long term liquidity needs.  In the absence of adequate cash flow from operations in the future, we may need to further restrict expenditures, sell assets or seek additional business funding.  Our ability to obtain additional funding on favorable terms, or at all, at the time we would need such funding would likely be adversely affected because all of our assets have been secured as collateral for our existing revolving credit facility and because our financial results could adversely affect the availability and terms of any such funding.

•
Our ability to stay in compliance with the provisions of our loan agreement relating to our revolving credit facility is critical to our continuing pursuit of profitability.  While we expect to comply with the loan agreement, in the event that we are in default, the lender could declare all obligations then outstanding to be immediately due, terminate the credit facility extended to the Company and take certain other actions as a secured party, which could adversely affect our liquidity and our business.

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

Index

Commercial Furniture
Commercial furniture products are sold under the Chromcraft® and Executive Office Concepts brands and include office chairs, conference, meeting room and training tables, office suites, and lounge-area seating furniture for airports and other public waiting areas.  Office chairs are offered in various grades and colors of fabric, vinyl or leather and include executive, ergonomic and computer task models.  Also, a limited number of commercial chairs are imported to broaden product offerings.  The Company's commercial brand furniture mainly sells at mid-market price points and is marketed primarily through commercial dealers.

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

Significant customers include Nebraska Furniture Mart, Jordan’s, Dinettes Unlimited, Staples, Cort, Keith Daniels, Wrightline, Wolf and the General Services Administration (GSA).  No material amount of our sales is dependent upon a single customer.  Sales outside the U.S. represent approximately one percent of total sales.

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

Index

Manufacturing and Global Sourcing

We operate a metal and wood furniture manufacturing facility that fabricates, machines, finishes and assembles commercial seating, training tables, task tables and casual dining furniture, a facility that produces office suites and waiting area seating, along with a manufacturing agreement with a third party for the assembly of certain casual dining furniture products.  We use agents and our own personnel to purchase furniture from overseas suppliers primarily located in China.  Suppliers are selected by their ability to provide high quality products on a timely basis and at competitive prices.  Agents and Company personnel perform quality control inspections at supplier locations.

We believe there are an adequate number of suppliers to source furniture overseas.  Imported furniture is purchased in U.S. dollars and, as a result, Chromcraft Revington is not subject to foreign currency exchange risk with the respect to purchases that we make once we have entered into a purchase order.

Raw Materials

The major raw materials used in manufacturing our products are steel, plastics, wood, glass, chair mechanisms, fiberboard, finishing materials, hardware, cartons, fabric and foam.  We believe that supplies of raw materials are available in sufficient quantities from an adequate number of suppliers.  No significant shortages of raw materials were experienced during 2011.

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

Index

License Agreement

We have a license agreement for the exclusive use of a trademark and accompanying logo design in connection with the manufacturing, marketing and distribution of certain categories of furniture.  The agreement expires June 30, 2012; however, the Company expects the license to be renewed.

Associates

We employ a total of approximately 292 people.  None of the associates are represented by a collective bargaining agreement.

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

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table summarizes the Company’s principal facilities as of March 31, 2012:

Location	Square Feet	Operations	Product	Own/Lease
West Lafayette, IN	4,500	Headquarters		Lease

Delphi, IN	519,000	Warehousing/	Occasional/	Own
		Distribution	Dining room/
			Entertainment/
			Bedroom/Accents/
			Youth

Senatobia, MS	560,000	Manufacturing/	Dining room/	Lease/Own*
		Distribution	Commercial

Compton, CA	60,000	Manufacturing/	Commercial	Lease
		Distribution

High Point, NC, Las Vegas, NV,	48,300	Showrooms/		Lease
Chicago, IL and Lincolnton, NC		Sales Office

*A portion of this property (including improvements) is leased from Tate County, Mississippi while the remaining portion is owned by the company.

Index

We also use a contract manufacturing and distribution facility in Linwood, North Carolina and lease trucks, trailers and other transportation equipment.  We believe our properties and equipment are maintained in good operating condition and are adequate to support present operations.  We are not utilizing all of our productive capacity.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Chromcraft Revington’s common stock is traded on the NYSE Amex under the ticker symbol “CRC”.  The following table sets forth the high and low prices of the common stock, as reported by the NYSE Amex, for the periods indicated:

	2011		2010
	High	Low	High	Low
First quarter	$2.34	$1.67	$3.00	$1.91
Second quarter	1.93	1.45	3.10	2.20
Third quarter	1.49	0.97	2.60	1.92
Fourth quarter	1.33	0.96	2.33	1.40

As of March 28, 2012, there were approximately 237 security holders of record of Chromcraft Revington’s common stock.  The Company has never paid any cash dividends on its outstanding common stock.  In addition, Chromcraft Revington’s revolving credit facility restricts the payment of cash dividends, and the Company does not intend to pay cash dividends in the foreseeable future.  On March 28, 2012, the closing price of Chromcraft Revington’s common stock was $1.24 as reported by the NYSE Amex.

Index

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2011 with respect to the Company’s equity compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining(1)
Equity compensation plans approved by security holders (2)	370,800	$11.58	475,333	(3)

Equity compensation plans not approved by security holders (4)	-	-	-
Total	370,800	$11.58	475,333

(1)	Available for future issuance under equity compensation plans (excluding securities reflected in the first column).

(2)	Includes the 1992 Stock Option Plan, the 2007 Executive Incentive Plan and the Directors' Stock Plan of Chromcraft Revington, Inc.

(3)	Includes 470,317 shares under the Chromcraft Revington, Inc. 2007 Executive Incentive Plan and 5,016 shares under the Directors' Stock Plan of Chromcraft Revington, Inc.

(4)	The Company has no equity compensation plan that has not been authorized by its stockholders.

Purchases of Equity Securities by the Issuer

None.

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Economic conditions, weak consumer confidence, lower housing activity, and continued high levels of unemployment and consumer debt have continued to affect demand for residential furniture in our price segment and contributed to lower sales of our residential furniture in 2011 as compared to 2010.  Although the ongoing difficult operating environment in the residential furniture market will continue to be challenging, fourth quarter residential sales for 2011 were improved by increased shipments of a new line of home entertainment furniture and higher sales of occasional and dining room furniture compared to the prior quarter.  Improved conditions in the U.S. office furniture market continued in the fourth quarter of 2011 and led to increased incoming orders through the first three quarters of 2011 and higher sales of commercial furniture in the fourth quarter of 2011 as compared to the prior quarters of 2011.

Index

We have repositioned our residential furniture product lines by introducing better value imports, utilizing a product licensing arrangement for marketing support, and replacing unprofitable and slow moving items offered in our line with higher velocity items to improve customer service.  We continue to review and reduce operating costs to be in line with our current revenue base which contributed to an 86% reduction in our operating loss for the fourth quarter of 2011 as compared to the preceding quarter.  The Company’s new business model is expected to result in a more variable cost structure and provide greater flexibility in competing in the furniture industry.  A prolonged economic downturn could cause outcomes to differ materially from those expected above.

In October 2011, we refinanced our credit facility prior to its scheduled expiration in June 2012 and entered into a new three year secured revolving credit facility (the “Credit Facility”) with First Business Capital Corp., a subsidiary of First Business Bank, of up to $10 million (including letters of credit) based upon eligible accounts receivable of the Company.  At December 31, 2011, the Company had approximately $4.3 million in availability under the Credit Facility.

On April 20, 2012, we terminated the Credit Facility and entered into a new two year secured revolving credit facility with Gibraltar Business Capital, LLC of up to $5 million  (including letters of credit) based upon eligible accounts receivable of the Company.  We believe this new credit facility provides us with the flexibility and borrowing capacity to meet our anticipated cash operating needs for at least the next twelve months.

Results of Operations

The table below sets forth the results of operations of Chromcraft Revington for the years ended December 31, 2011 and 2010 expressed as a percentage of sales:

	2011		2010
Sales	100.0%		100.0%
Cost of sales	82.6		83.7
Gross margin	17.4		16.3
Selling, general and administrative expenses	24.7		28.1
Operating loss	(7.3)		(11.8)
Interest expense, net	(0.6)		(0.5)
Net loss	(7.9	) %	(12.3	) %

2011 Compared to 2010

Consolidated sales in 2011 were $55.3 million, a 1.8% decrease from sales of $56.3 million in 2010 due to a decrease in unit sales volume. Shipments of residential furniture in 2011 were lower than 2010 reflecting the impact of weakness in consumer demand for residential products in our price segment which we believe is consistent with industry trends; the continuing economic downturn which reflects the ongoing labor and housing market struggles and high levels of consumer debt; and import competition.  The decrease in residential sales in 2011 as compared to 2010 was primarily due to lower sales of occasional furniture, and to a lesser extent dining room furniture, partially offset by higher sales of bedroom furniture due to the introduction of a new bedroom line that began shipping in the second quarter of 2011. Commercial furniture shipments were higher in 2011 as compared to the prior year due to an increase in shipments of seating products to government agencies, higher education institutions and the health care industry.

Index

Gross margin in 2011 was $9.6 million or 17.4% of net sales, as compared to $9.2 million, or 16.3% of net sales in 2010.  The improved gross margin was primarily due to a favorable product sales mix in 2011.

Selling, general and administrative expenses in 2011 decreased $2.2 million, or 13.8% from the prior year.  Selling, general and administrative expenses were lower in 2011 than 2010 primarily due to lower marketing-related expenses in 2011; charges in 2010 for a fourth quarter asset impairment related to an information technology system which we determined was not recoverable and payments to former sales executives for unearned commissions which were payable under their employment agreements; and the reversal in the fourth quarter of 2011 of an accrual for estimated environmental costs related to land that was sold in December 2011.

Net interest expense, which includes Credit Facility fees, was $0.3 million for both 2011 and 2010.

At December 31, 2011 and 2010, the Company maintained a full valuation allowance against the entire net deferred income tax balance which resulted in an effective tax rate of zero for both 2011 and 2010.

Financial Condition, Liquidity and Capital Resources

Cash decreased by $4.2 million at December 31, 2011 compared to December 31, 2010 primarily due to the cash loss from operations.  Working capital, excluding cash, was unchanged from 2010 as the increase in accounts receivable, due to higher sales volume in the fourth quarter of 2011, was offset by outstanding borrowings on the Credit Facility.

Operating activities of the Company used $4.9 million of cash in 2011 as compared to $0.7 million of cash provided in the prior year.  The $0.7 million of cash provided in 2010 included the receipt of a tax refund of $6.6 million.  Excluding the tax refund received in 2010, the Company used $1.0 million less cash in 2011 as compared to the prior year, primarily due to a reduced cash loss in 2011.

Investing activities for capital expenditures were approximately $0.2 million less in 2011 as compared to 2010.  The Company expects to spend approximately $0.2 million for capital expenditures in 2012.

On October 25, 2011, the Company terminated its loan and security agreement with Bank of America, N.A. and entered into a new three year loan and security agreement (the “Credit Facility”) with First Business Capital Corp. (the “Lender”) to provide the Company with a revolving credit facility up to a maximum amount of $10 million (including letters of credit) based upon eligible accounts receivable of the Company.  All advances under the Credit Facility were used for working capital and other corporate purposes.

The Company terminated the Credit Facility on April 20, 2012 and entered into a new two year loan and security agreement (the “New Facility”) with Gibraltar Business Capital, LLC (“Gibraltar”) up to a maximum of $5 million (including letters of credit) based upon eligible accounts receivable of the Company.  We believe this new credit facility provides us with the borrowing capacity to meet our anticipated cash operating needs for at least the next twelve months and, in addition, provides greater flexibility.  A description of the terms of the New Facility is included later in this section.

Index

At December 31, 2011, the Company had approximately $0.9 million in outstanding borrowings and approximately $4.3 million in availability under the Credit Facility. The borrowings in the fourth quarter in 2011 were primarily to purchase the new entertainment furniture line which shipped late in the quarter.

Advances under the Credit Facility bore interest at the greater of the one-year LIBOR rate or 0.75%, plus a margin of 4.75%.  In addition, the Company was required to pay unused credit facility and other fees and expenses.  The Credit Facility was secured by all of the assets of the Company and its subsidiaries.  CR International, Inc., a subsidiary of the Company, was also a guarantor of the Company’s obligations under the Credit Facility.

The Credit Facility contained representations and warranties as well as affirmative and negative covenants of the Company.  The covenants included, but were not limited to, minimum net worth and net earnings (loss) requirements and restrictions or limitations on other indebtedness, other liens on Company assets, capital expenditures, dividends, distributions, recapitalizations of the Company’s corporate structure, repurchases of any equity interests of the Company, sales of assets (other than in the ordinary course of business), acquisitions of other businesses and amendments to the Company’s Certificate of Incorporation and By-Laws.  The Company was in compliance with the Credit Facility covenants at December 31, 2011.

The Credit Facility also contained events of default.  Upon the occurrence of an event of default, the Lender could have terminated its commitment to make advances under the Credit Facility, declared all amounts then outstanding under the Credit Facility to be immediately due and payable, charged a default rate of interest and exercised any other rights and remedies that the Lender had.

 The New Facility with Gibraltar replaced the Credit Facility with First Business Capital Corp. and will expire on April 20, 2014.  All advances under the New Facility will be used for working capital and other corporate purposes, subject to the initial pay off of any outstanding borrowings and associated fees to First Business Capital Corp. at closing.

Advances under the New Facility will bear interest at the annual rate of 3% above the Prime Rate (as published in the Wall Street Journal) with the Prime Rate never being lower than 3.25%. The Company is also required to pay annual collateral management and other fees and expenses.  Obligations under the New Facility are secured by all of the assets of the Company and its subsidiaries.

The New Facility contains representations and warranties as well as affirmative and negative covenants of the Company.  The covenants include, but are not limited to net earnings (loss) requirements, and restrictions or limitations on other indebtedness, other liens on Company assets, capital expenditures, a merger or sale of the Company, sales of assets (other than in the ordinary course of business), acquisitions of other businesses, and amendments to the Company’s Certificate of Incorporation and By-Laws.  Upon the occurrence of an event of default, Gibraltar may terminate its commitment to make advances under the New Facility, declare all amounts then outstanding under the New Facility to be immediately due and payable, charge a default rate of interest and exercise any other rights and remedies that they may have. The New Facility includes a lockbox service agreement whereby all payments received by the Company to the lockbox are transferred directly to Gibraltar's general funding account for application to any outstanding loan balance the Company has with Gibraltar.

Index

We believe that our available line of credit under our New Facility will be adequate to meet our anticipated cash requirements for working capital purposes and normal capital expenditures for at least the next twelve months.  However, there can be no assurance regarding these matters given the current state of the global economy, which has negatively impacted our ability to accurately forecast our results of operations and cash position, and which may result in deterioration of our revenues from what we anticipate.  We believe further deterioration in revenues would expose us to declining margins as a result of unabsorbed fixed manufacturing overhead, operating inefficiencies and an imbalance between our inventory levels and customer demand which would likely result in continued losses and reduced liquidity.  Additionally, if our trade creditors were to impose unfavorable terms on us, it would negatively impact our ability to obtain raw materials, products and services on acceptable terms.  We have implemented expense controls and limitations on capital expenditures to conserve cash during the current economic downturn.  Because we presently are incurring losses, the continued availability of credit under our New Facility is important to meet our liquidity needs.  The Company expects to borrow under the New Facility on a limited basis in 2012.

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

Index

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

Recently Issued Accounting Standards

There have been no recent accounting standards or changes in accounting standards during the year ended December 31, 2011, that are of significance, or potential significance to the Company, as compared to the recent accounting standards described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Among the risks and uncertainties that could cause actual results or outcomes to differ materially from those reported, expected or anticipated are general economic conditions, including the impact of the current recession in the U.S. and elsewhere; import and domestic competition in the furniture industry; our ability to execute our business strategies; our ability to grow sales and reduce expenses to eliminate our operating losses; the continuation of the recent improvement in the U.S. office furniture market; our ability to sell the right product mix; supply disruptions with products manufactured in China and other Asian countries; continued credit availability under the Company’s credit facility; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new and existing home sales; financial viability of our customers and their ability to continue or increase product orders; loss of key management; other factors that generally affect business; and the risks identified in Item 1. of this Form 10-K under the caption “Certain Risks.”

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

The financial statements are listed in Part IV, Items 15(a) 1. and 2. and are filed as part of this report and incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Index

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this evaluation, management used the criteria set forth in Internal Control over Financial Reporting – Guidance for Smaller Public Companies drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that, as of December 31, 2011, the Company maintained effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no significant changes in Chromcraft Revington’s internal control over financial reporting which occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, Chromcraft Revington’s internal control over financial reporting.

Item 9B.	Other Information

None.

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers (including our chief executive officer, chief financial and accounting officer and any person performing similar functions) and employees.    A copy of the Code of Business Conduct and Ethics is available online at www.chromcraft-revington.com on the “Investor Info” page or upon written request to:  Corporate Secretary, Chromcraft Revington, Inc., 1330 Win Hentschel Blvd., Suite 250, West Lafayette, IN 47906.

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

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under Item 10 is not set forth herein because we intend to file with the SEC a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of our 2011 fiscal year, which Proxy Statement will contain such information.  The information required by Item 10, not presented above, is incorporated herein by reference to such Proxy Statement.

Item 11.	Executive Compensation

In accordance with the provisions of General Instruction G to Form 10-K, the information required by this Item 11 is not set forth herein because we intend to file with the SEC a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of our 2011 fiscal year, which Proxy Statement will contain such information.  The information required by this Item 11 is incorporated herein by reference to such Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in Item 5 of this Form 10-K under the caption “Equity Compensation Plan Information” is incorporated herein by reference.

In accordance with the provisions of General Instruction G to Form 10-K, the remainder of the information required by this Item 12 is not set forth herein because we intend to file with the SEC a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of our 2011 fiscal year, which Proxy Statement will contain such information.  The information required by this Item 12, with the exception of the “Equity Compensation Plan Information”, is incorporated herein by reference to such Proxy Statement.

Index

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In accordance with the provisions of General Instruction G to Form 10-K, the information required by this Item 13 is not set forth herein because we intend to file with the SEC a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of our 2011 fiscal year, which Proxy Statement will contain such information.  The information required by this Item 13 is incorporated herein by reference to such Proxy Statement.

Item 14.	Principal Accounting Fees and Services

In accordance with the provisions of General Instruction G to Form 10-K, the information required by this Item 14 is not set forth herein because we intend to file with the SEC a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of our 2011 fiscal year, which Proxy Statement will contain such information.  The information required by this Item 14 is incorporated herein by reference to such Proxy Statement.

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

(10.24)
Loan and Security Agreement, dated October 25, 2011, by and between the Registrant and First Business Capital Corp. filed as Exhibit 10.24 to Form 8-K, as filed with the Securities and Exchange Commission on October 25, 2011, is incorporated herein by reference.

Index

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

(10.47)
First Amendment to the Amended and Restated Directors’ Stock Plan of Chromcraft Revington, Inc., effective January 1, 2010, filed as Exhibit 10.46 to Form 10-Q for the quarter ended April 3,2010, is incorporated herein by reference.

(10.57)	Chromcraft Revington, Inc. 2007 Executive Incentive Plan, effective January 1, 2007, filed as Appendix A to the Registrant’s Proxy Statement dated April 11, 2007, is incorporated herein by reference.

(10.90)
Restricted Stock Award Agreement, dated March 25, 2011, between the Registrant and Ronald H. Butler, filed as Exhibit 10.95 to Form 10-Q for the quarter ended April 2, 2011, is incorporated herein by reference.

(10.91)
Employment Agreement, dated April 23, 2007, between the Registrant and William B. Massengill, filed as Exhibit 10.91 to Form 10-Q for the quarter ended July 3, 2010, is incorporated herein by reference.

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

(10.95)
Form of Performance Share and Restricted Stock Award Agreement under the 2007 Executive Incentive Plan, filed as Exhibit 10.95 to Form 10-Q for the quarter ended July 2, 2011, is incorporated herein by reference.

(10.96)
Performance Share and Restricted Stock Award Agreement, dated March 25, 2011, between the Registrant and Ronald H. Butler, filed as Exhibit 10.96 to Form 10-Q for the quarter ended April 2, 2011, is incorporated herein by reference.

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

(21.1)*	Subsidiaries of the Registrant.

(23.1)*	Consent of Independent Registered Public Accounting Firm.

(31.1)*	Certification of Chief Executive Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Vice President and Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

(32.1)*	Certifications of Chief Executive Officer and Vice President and Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(101)*	Interactive Data File

(b)	Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

*Filed herewith

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Chromcraft Revington, Inc.
(Registrant)

Date: April 20, 2012	By:	/s/ Ronald H. Butler
Ronald H. Butler,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Chromcraft Revington, Inc. and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ronald H. Butler	Chairman, Chief Executive Officer	April 20, 2012
Ronald H. Butler	and Director (principal executive officer)

/s/ James M. La Neve	Vice President and Chief Financial	April 20, 2012
James M. La Neve	Officer (principal accounting and financial officer)

/s/ David L. Kolb	Director	April 20, 2012
David L. Kolb

/s/ Larry P. Kunz	Director	April 20, 2012
Larry P. Kunz

/s/ Theodore L. Mullett	Director	April 20, 2012
Theodore L. Mullett

/s/ John D. Swift	Director	April 20, 2012
John D. Swift

Index

Consolidated Statements of Operations
Chromcraft Revington, Inc.
(In thousands, except per share data)

	Year Ended December 31,
	2011	2010

Sales	$55,266	$56,269

Cost of sales	45,669	47,114

Gross margin	9,597	9,155

Selling, general and administrative expenses	13,620	15,801

Operating loss	(4,023)	(6,646)

Interest expense, net	(332)	(298)

Net loss	$(4,355)	$(6,944)

Basic and diluted loss per share of common stock	$(0.91)	$(1.48)

Shares used in computing basic and diluted loss per share	4,775	4,693

See accompanying notes to consolidated financial statements.

Index

Consolidated Balance Sheets
Chromcraft Revington, Inc.
(In thousands, except share data)

	December 31,
	2011	2010
Assets

Cash	$-	$4,179
Accounts receivable, less allowance of $150 in 2011 and $300 in 2010	8,581	7,552
Inventories	14,194	14,191
Prepaid expenses and other	745	711
Current assets	23,520	26,633

Property, plant and equipment, net	6,483	7,235
Other assets	819	579

Total assets	$30,822	$34,447

Liabilities and Stockholders' Equity
Revolving credit facility	$901	$-
Accounts payable	3,955	4,144
Accrued liabilities	3,699	3,346
Current liabilities	8,555	7,490

Deferred compensation	327	461
Other long-term liabilities	1,075	1,667
Total liabilities	9,957	9,618

Stockholders' equity

Preferred stock, $1.00 par value, 100,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 7,968,547 shares issued in 2011 and 2010	80	80
Capital in excess of par value	16,313	16,599
Unearned ESOP shares	(13,325)	(14,002)
Retained earnings	38,957	43,312
	42,025	45,989

Less cost of common stock in treasury, 1,819,154 shares in 2011 and 2010	(21,160)	(21,160)
Total stockholders' equity	20,865	24,829

Total liabilities and stockholders' equity	$30,822	$34,447

See accompanying notes to consolidated financial statements.

Index

Consolidated Statements of Cash Flows
Chromcraft Revington, Inc.
(In thousands)

	Year Ended December 31,
	2011	2010
Operating Activities
Net loss	$(4,355)	$(6,944)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	763	905
Non-cash share based and ESOP compensation expense	391	191
Provision for doubtful accounts	48	148
Amortization of deferred financing costs	86	50
Non-cash inventory write-downs	200	375
Non-cash asset impairment charges	-	350
Non-cash accretion expense	34	33
(Gain) loss on disposal of assets	12	(5)
Changes in operating assets and liabilities:
Accounts receivable	(1,077)	(39)
Refundable income taxes	-	6,578
Inventories	(203)	(1,272)
Prepaid expenses and other	(34)	279
Accounts payable	(189)	780
Accrued liabilities	353	(559)
Long-term defered compensation	(134)	(138)
Other long-term liabilities and assets	(750)	3

Cash provided by (used in) operating activities	(4,855)	735

Investing Activities
Capital expenditures	(25)	(197)
Proceeds on disposal of assets	2	5

Cash used in investing activities	(23)	(192)

Financing Activities
Deferred financing costs	(202)	-
Net borrowings on revolving credit facility	901	-

Cash provided by financing activities	699	-

Change in cash	(4,179)	543

Cash at beginning of the period	4,179	3,636

Cash at end of the period	$-	$4,179

See accompanying notes to consolidated financial statements.

Index

Consolidated Statements of Stockholders' Equity
Chromcraft Revington, Inc.
(In thousands, except share data)

			Capital in	Unearned				Total
	Common Stock		Excess of	ESOP	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Par Value	Shares	Earnings	Shares	Amount	Equity
Balance at January 1, 2010	7,947,923	$80	$17,085	$(14,679)	$50,256	(1,819,154)	$(21,160)	$31,582
ESOP compensation expense	-	-	(521)	677	-	-	-	156
Issuance of restricted stock awards	260,624	2	(2)	-	-	-	-	-
Cancellation of restricted stock awards	(240,000)	(2)	2	-	-	-	-	-
Share based compensation	-	-	35	-	-	-	-	35
Net loss	-	-	-	-	(6,944)	-	-	(6,944)
Balance at December 31, 2010	7,968,547	$80	$16,599	$(14,002)	$43,312	(1,819,154)	$(21,160)	$24,829
ESOP compensation expense	-	-	(578)	677	-	-	-	99
Share based compensation	-	-	292	-	-	-	-	292
Net loss	-	-	-	-	(4,355)	-	-	(4,355)
Balance at December 31, 2011	7,968,547	$80	$16,313	$(13,325)	$38,957	(1,819,154)	$(21,160)	$20,865

See accompanying notes to consolidated financial statements.

Index

Notes to Consolidated Financial Statements
Chromcraft Revington, Inc.
(In thousands, except share data)

Note 1.   Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Chromcraft Revington, Inc. and its wholly-owned subsidiaries (together, the “Company”).  All significant intercompany accounts and transactions have been eliminated.

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

Reclassifications

The Company has made certain reclassifications to the 2010 Consolidated Financial Statements to conform to the 2011 presentation.

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

The Company and its wholly-owned U.S. subsidiary file a consolidated federal income tax return. The Company is subject to the income tax laws of the United States and the states in which the Company operates. The manner in which these tax laws apply to the taxpayer’s facts is sometimes open to interpretation; therefore the Company must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position.  A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The amount of benefit recognized for financial reporting purposes is based on management’s best judgment of the most likely outcome resulting from examination given the facts, circumstances and information available at the reporting date. The Company adjusts the level of unrecognized tax benefits when there is new information available to assess the likelihood of the outcome. ASC 740 liabilities for uncertain tax positions are included in other long-term liabilities.  Interest and penalties for unrecognized tax positions are recorded in income tax expense.

Financial Instruments

The carrying amounts reported in the balance sheets for accounts receivable, revolving credit facility, accounts payable and deferred compensation approximate their fair values.  Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of entities comprising Chromcraft Revington’s customer base and no single customer accounting for more than 10% of trade accounts receivable.

Index

Use of Estimates

The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Note 2.  Inventories

Inventories at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Raw materials	$5,139	$5,308
Work-in-process	1,336	1,022
Finished goods	7,719	7,861
	$14,194	$14,191

Inventory reserves decreased $255 and $828 in 2011 and 2010, respectively, on a net basis primarily attributable to a reduction of slow moving and unprofitable products.

Note 3.   Property, Plant and Equipment

Property, plant and equipment at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Land	$324	$324
Buildings and improvements	18,438	18,438
Machinery and equipment	23,159	23,136
Leasehold improvements	737	769
Construction in progress	-	20
	42,658	42,687
Less accumulated depreciation and amortization	(36,175)	(35,452)
	$6,483	$7,235

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

Index

Note 4.   Accrued Liabilities

Accrued liabilities at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Employee-related benefits	$861	$788
Property tax	402	376
Other accrued liabilities	2,436	2,182
	$3,699	$3,346

Note 5.   Income Taxes

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (liabilities) at December 31, 2011 and 2010 are summarized below:

	2011	2010
Deferred tax assets attributable to:
Accounts receivable	$58	$115
Accrued expenses	706	634
ESOP compensation expense	1,151	1,067
Deferred compensation	340	413
Stock compensation expense	295	295
Intangibles	136	187
Net operating loss carryfowards	11,875	10,707
Asset retirement/environmental obligations and other	384	621
Inventories	576	-
Total deferred tax assets	15,521	14,039

Deferred tax liabilities attributable to:
Property, plant and equipment	(87)	(133)
Inventories	-	(23)
Total deferred tax liabilities	(87)	(156)
Net deferred tax asset before valuation allowance	15,434	13,883

Valuation allowance	(15,434)	(13,883)

Net deferred tax balance after valuation allowance	$-	$-

Index

Components of income tax (benefit), expense in the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	(918)	(1,812)
State	(633)	(119)
Change in valuation allowance	1,551	1,931
	-	-
Income tax (benefit) expense	$-	$-

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2011 and 2010 is as follows:

	2011		2010
Statutory federal income tax rate	(34.0	) %	(34.0	) %
State taxes, net of federal benefit	(9.6)		(1.1)
Cash surrender value of officer's life insurance	(1.0)		(0.5)
Employee stock ownership plan	(4.1)		(2.5)
Effect of beginning of year federal deferred tax adjustments before valuation allowance change	-		(0.1)
Expiration of unused net operating loss	10.6		10.3
Deferred tax asset valuation allowance change	35.6		27.8
Other, net	2.5		0.1
Effective income tax rate	0.0%		0.0%

At December 31, 2011, the Company had federal net operating loss (NOL) carryforwards of approximately $28,246 with expiration dates ranging from 2012 through 2031.    After consideration of the relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carryforwards and the ability to generate future taxable income, the Company maintained a full valuation allowance against the entire net deferred tax asset balances at December 31, 2011 and 2010.

The Company follows the accounting standards related to the accounting for uncertainty in income taxes.  At December 31, 2011 and December 31, 2010, the Company had $175 and $248 of unrecognized tax benefits, respectively, all of which would affect the effective tax rate if recognized.

Index

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
Unrecognized tax benefits balance at beginning of year	$248	$285
Gross increases for tax positions of prior years	-	-
Gross decreases for tax positions of prior years	-	-
Settlements	-	-
Lapse of statute of limitations	(73)	(37)
Unrecognized tax benefits balance at end of year	$175	$248

The Company files federal and various state income tax returns.  The Internal Revenue Service has completed an examination of the Company’s U.S. income tax returns through 2002.  With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2007.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated financial statements.  As of December 31, 2011 and December 31, 2010, the Company had approximately $44 and $55 of accrued interest and penalties related to uncertain tax positions, respectively.

Note 6.   Revolving Credit Facility

On October 25, 2011, the Company terminated its loan and security agreement with Bank of America, N.A. and entered into a three year loan and security agreement (the “Credit Facility”) with First Business Capital Corp. (the “Lender”) to provide the Company with a revolving credit facility up to a maximum amount of $10,000 (including letters of credit) based upon eligible accounts receivable of the Company.    All advances under the Credit Facility were used for working capital and other corporate purposes.

The Company terminated the Credit Facility on April 20, 2012 and entered a new two year secured revolving credit facility (the “New Facility”) with Gibraltar Business Capital, LLC (“Gibraltar”) of up to $5,000 (including letters of credit) based upon eligible accounts receivable of the Company.  A description of the terms of the New Facility is included later in this note.

The Company had $901 of net borrowings in 2011 and an outstanding loan balance of $901 at December 31, 2011.  The Company had approximately $4,330 of availability under the Credit Facility at December 31, 2011, which reflects a $565 reduction for a letter of credit outstanding in connection with a self-insured workers compensation program of $390 and other reserves.

Advances under the Credit Facility bore interest at the greater of the one-year LIBOR rate or 0.75%, plus a margin of 4.75%.  In addition, the Company was required to pay unused credit facility and other fees and expenses.  Obligations under the Credit Facility were secured by all of the assets of the Company and its subsidiaries.

Index

The Credit Facility contained representations and warranties as well as affirmative and negative covenants of the Company.  The covenants included, but were not limited to, minimum net worth and net earnings (loss) requirements, and restrictions or limitations on other indebtedness, other liens on Company assets, capital expenditures, dividends, distributions, recapitalizations of the Company’s corporate structure, repurchases of any equity interests of the Company, sales of assets (other than in the ordinary course of business), acquisitions of other businesses, and amendments to the Company’s Certificate of Incorporation and By-Laws. Upon the occurrence of an event of default, the Lender could have terminated its commitment to make advances under the Credit Facility, declared all amounts then outstanding under the Credit Facility to be immediately due and payable, charged a default rate of interest and exercised any other rights and remedies that the Lender may have.  The Credit Facility included a lockbox service agreement whereby all payments received by the Company to the lockbox were transferred directly to the Lender’s general funding account for application to any outstanding loan balance the Company had with the Lender.

The New Facility with Gibraltar replaced the Credit Facility with First Business Capital Corp. and will expire on April 20, 2014.  All advances under the New Facility will be used for working capital and other corporate purposes, subject to the initial pay off of any outstanding borrowings and associated fees to First Business Capital Corp. at closing.

Advances under the New Facility will bear interest at the annual rate of 3% above the Prime Rate (as published in the Wall Street Journal) with the Prime Rate never being lower than 3.25%. The Company is also required to pay annual collateral management and other fees and expenses.  Obligations under the New Facility are secured by all of the assets of the Company and its subsidiaries.

The New Facility contains representations and warranties as well as affirmative and negative covenants of the Company.  The covenants include, but are not limited to net earnings (loss) requirements, and restrictions or limitations on other indebtedness, other liens on Company assets, capital expenditures, a merger or sale of the Company, sales of assets (other than in the ordinary course of business), acquisitions of other businesses, and amendments to the Company’s Certificate of Incorporation and By-Laws.  Upon the occurrence of an event of default, Gibraltar may terminate its commitment to make advances under the New Facility, declare all amounts then outstanding under the New Facility to be immediately due and payable, charge a default rate of interest and exercise any other rights and remedies that they may have. The New Facility includes a lockbox service agreement whereby all payments received by the Company to the lockbox are transferred directly to Gibraltar's general funding account for application to any outstanding loan balance the Company has with Gibraltar.

Note 7.   Loss Per Share of Common Stock

Due to the net loss in both 2011 and 2010, loss per share, basic and diluted, are the same, as the effect of potential issuances of common stock would be anti-dilutive.  There were 370,800 shares on both December 31, 2011 and December 31, 2010 which were issuable upon the exercise of stock options, at a weighted average exercise price of $11.58.  Of these options, 210,000 expired on March 15, 2012.  In addition, there were 201,875 and 20,624 shares of restricted stock at December 31, 2011 and December 31, 2010, respectively, for which vesting was contingent upon service conditions.

Index

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

	2011	2010
Asset retirement obligation balance at beginning of year	$805	$772
Liabilities (non-current) incurred	-	-
Liabilities settled	-	-
Accretion expense - cost of goods sold	34	33
Asset retirement obligation balance at end of year	$839	$805

Net book value of asset retirement obligation asset at end of year	$448	$520

Depreciation expense	$72	$72

Note 9.   Other Long-Term Liabilities

As discussed in Note 8, other long-term liabilities include $839 and $805 at December 31, 2011 and 2010, respectively, for an asset retirement obligation on certain equipment.  Other long-term liabilities also include $0 and $551 at December 31, 2011 and 2010, respectively, for estimated environmental remediation costs related to land that was acquired as part of a previous acquisition.  The Company sold this property in 2011 which resulted in the reversal of the estimated remediation costs liability and corresponding increase to operating income of $547.    No amounts were recorded in the consolidated statement of operations in 2010 related to this environmental liability.

Note 10.  Employee Stock Ownership Plan

Chromcraft Revington sponsors the Employee Stock Ownership and Savings Plan (the”Plan”) which consists of the following two components: (i) a leveraged employee stock ownership plan qualified under Section 401(a) of the Internal Revenue Code (the “Code”) which is designed to invest primarily in Company stock (the”ESOP”); and (ii) a qualified cash or deferred arrangement under Code Section 401(k) (the “401(k) Plan”).  The Plan covers substantially all employees who have completed six months of service with the Company.  The Company matching contribution with respect to participants’ pre-tax contributions to the 401(k) Plan for the plan year ending December 31, 2011 is expected to be made to the ESOP.

Index

When the ESOP was established, Chromcraft Revington loaned $20,000 to the ESOP Trust to finance the ESOP’s purchase of common stock of the Company.  The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum.  Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust’s repayment obligation under the loan to the ESOP from the Company.  The unallocated shares of common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company’s loan to the ESOP Trust.  As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of total debt service paid in the year.  Unearned ESOP shares are reported as a reduction of stockholders’ equity as reflected in the Consolidated Statement of Stockholders’ Equity of the Company.  As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for the earnings per share computations.  ESOP compensation expense was $154 in 2011 and $162 in 2010.

ESOP shares at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Allocated ESOP shares	301,357	267,161
Unearned ESOP shares	1,332,546	1,400,213
Total ESOP shares	1,633,903	1,667,374
Unearned ESOP shares, at cost	$13,325	$14,002
Fair value of unearned ESOP shares	$1,452	$2,786

At December 31, 2011, the ESOP Trust owned approximately 26.6% of the issued and outstanding shares of the Company’s common stock.

Note 11.  Stock-Based Compensation

The Company has the following stock-based compensation plans:

2007 Executive Incentive Plan

On May 9, 2007, the Company’s stockholders approved the 2007 Executive Incentive Plan effective as of January 1, 2007 (“Executive Incentive Plan”).  The Executive Incentive Plan superseded and replaced the 1992 Stock Option Plan, as amended (“1992 Plan”), the Short Term Executive Incentive Plan and the Long Term Executive Incentive Plan, provided that options outstanding prior to 2007 continue to be subject to the 1992 Plan. The Executive Incentive Plan allows the Compensation Committee of the Board of Directors to make new stock-based awards of nonqualified stock options (“NQSOs”), stock appreciation rights, restricted stock and performance shares.  Incentive stock options ("ISOs") outstanding under the 1992 Plan are exercisable over a 10-year period and were granted at an exercise price no less than the fair market value of Chromcraft Revington's common stock as of the date of grant.  The Compensation Committee of the Board of Directors determines the vesting period and exercise prices of NQSOs.  All outstanding options were vested and exercisable at December 31, 2011 and 2010.  At December 31, 2011 and 2010, common stock available for future awards under the Executive Incentive Plan were 470,317 and 637,192, respectively.

Index

The purposes of the Executive Incentive Plan are to provide the Company the flexibility to grant various types of stock-based compensation awards, rather than only stock options and cash awards to our executive officers and other key employees and to attract, retain and motivate executive officers and other key employees, to provide them with an incentive for making contributions to the financial success, as well as to achieve short-term and long-term objectives, of the Company and to further align their interests with the interests of the Company’s stockholders.

Directors’ Stock Plan

The Company’s Amended and Restated Directors’ Stock Plan ("Directors’ Plan”) provides for the annual grant of restricted stock or NQSOs to members of the board of directors who are not employees of the Company.  Effective January 1, 2011, the Directors’ Plan was amended with regard to awards of restricted stock.  Under the Directors' Plan, eligible directors of the Company receive on the day following their re-election to the Board an award of either shares of restricted common stock with a total fair market value of $14 (previously, each eligible director received 800 shares of restricted stock) or an option to purchase 2,500 shares of common stock.  Any new director who is elected or appointed for the first time to the board of directors receives an award of either 3,000 shares of restricted common stock or an option to purchase 10,000 shares of common stock.  The Compensation Committee of the board of directors determines whether awards under the Directors’ Plan are made in restricted stock or stock options.  The total number of shares of common stock subject to the Directors' Plan is 150,000 shares.  No restricted common stock or options will be granted under the Directors’ Plan after December 1, 2015 or, if earlier, there are no shares available for issuance.  Shares of restricted common stock granted to directors under the Directors’ Plan will vest on the day immediately preceding the next annual meeting of stockholders following the award date.  NQSOs granted under the Directors’ Plan are 100% vested on the date of the grant and are granted at an exercise price equal to the fair market value of the Company’s common shares as of the date of the grant. The options are exercisable for a period of ten years.  At December 31, 2011 and 2010, there were 5,016 and 40,016 shares, respectively, available for future awards.

The Directors’ Plan is designed to promote the interests of the Company and its stockholders through the granting of restricted common stock and options to the non-employee members of the Company’s board of directors, thereby encouraging their focus on enhancing long-term stockholder value of the Company.

Restricted Stock Awards

The Company has granted to certain key employees and to non-employee directors shares of restricted common stock of the Company under the Executive Incentive Plan and the Directors’ Plan, respectively.  These shares are valued at fair market value on the date of grant and reflected as part of stockholders’ equity. Compensation expense is recognized ratably over the vesting period.

In 2010, the Company granted 240,000 shares, with a grant date fair value of $660 of restricted common stock to its Chief Executive Officer, Ronald H. Butler, in connection with his employment agreement with the Company and the Executive Incentive Plan.  This award was forfeited because the targeted level of performance for 2010 was not achieved.  In 2011, the Company granted 240,000 shares, with a grant date fair value of $449, of restricted common stock to Mr. Butler under the Executive Incentive Plan. Mr. Butler earned 166,875 shares of the 2011 award based on the achievement of certain performance goals for the year ended December 31, 2011.  This award was amortized to expense over the service period from the grant date through the vesting date of March 23, 2012 and is subject to the Executive Incentive Plan and the related award agreement.  There were 166,875 shares of restricted stock awards outstanding to employees as of December 31, 2011 and no outstanding restricted stock awards as of December 31, 2010.

Index

In addition, certain executives of the Company, including Mr. Butler, were granted an award opportunity of performance shares under the Executive Incentive Plan for the 1-year performance period ended December 31, 2011.  A portion of the awards was earned based on the achievement of certain performance goals.  The awards are subject to the terms of the Executive Incentive Plan and the related award agreements.  The performance shares are payable 50% in cash and 50% in restricted stock or cash in lieu of restricted stock as determined by the Compensation Committee.  On March 23, 2012, the Compensation Committee approved payment of 50% of the performance share awards earned in 2011 in restricted common stock.  One-half of the performance share awards were amortized over the service period from the grant date through December 31, 2011 and the other half is being amortized over the period from the grant date through the vesting date of the restricted stock of January 1, 2013.  The expense recorded for these awards was $217 and $0 for the years ended December 31, 2011 and 2010, respectively.

The Company granted 35,000 shares and 20,624 shares of restricted common stock in 2011 and 2010, respectively, to its non-employee Directors under the Directors’ Plan.  The aggregate fair market value on the date of grant was $56 for both 2011 and 2010.   The aggregate fair market value of restricted stock awards that vested was $56 and $2 in 2011 and 2010, respectively.  The outstanding shares of restricted stock awarded to non-employee directors as of December 31, 2011 will vest on the day immediately preceding the 2012 annual meeting of stockholders, unless the person is not serving as a director on that day.

As of December 31, 2011, there was a total unearned compensation balance attributable to restricted stock awards of $96. The cost is expected to be recognized over a weighted average period of 0.3 years. Compensation expense recognized for restricted stock awards during the years ended December 31, 2011 and 2010 was $292 and $35, respectively.  The related tax benefit for the compensation expense was $0 for both years.

A summary of all restricted stock activity for the year ended December 31, 2011 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock Outstanding at January 1, 2011	20,624	$2.72
Granted	275,000	1.84
Forfeited	(73,125)	1.87
Vested	(20,624)	2.72
Restricted Stock Outstanding at December 31, 2011	201,875	$1.82

Index

Stock Options

A summary of all stock option activity for the year ended December 31, 2011 is as follows:

Weighted
Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Options Outstanding at January 1, 2011	370,800	$11.58	1.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Options Outstanding and Exercisable at December 31, 2011	370,800	$11.58	0.9	$-

At December 31, 2011, the market price per share of Company common stock was less than the exercise price of all outstanding options and, herefore, no intrinsic value is reflected in the above table.

There were no stock options granted in 2011 and 2010.  The fair value of stock options on the date of grant is estimated using the Black-Scholes pricing valuation model.

The fair value of each option is amortized into compensation expense on a straight line basis between the grant date of the option and each vesting date.

There were no stock options exercised during the years ended December 31, 2011 or 2010.  If any options are exercised, the Company intends to issue the shares related thereto from its authorized but unissued shares.

The intrinsic value of options that vested during the years ended December 31, 2011 and 2010 was $0 for both years.  As of December 31, 2011, there were no unvested options.

Compensation expense recognized for stock options for the years ended December 31, 2011 and 2010 was $0 for both years.  The related tax benefit for the compensation expense was $0 for both years.

Note 12.  Supplemental Cash Flow Information

Interest paid during the years ended December 31, 2011 and 2010 was $240 and $251, respectively.  Income taxes paid during the years ended December 31, 2011 and 2010 were $0 for both years.  The Company received a federal income tax refund of $6,578 in 2010.

Index

Note 13.  Rental Commitments

Chromcraft Revington leases office and manufacturing space, showroom facilities and transportation and other equipment under non-cancelable operating leases which expire through 2016.  The future minimum lease payments under non-cancelable leases for the years ending December 31, 2012, 2013, 2014, 2015 and 2016 are $1,301, $359, $333, $205 and $109, respectively.  The Company may not renew certain leases based on its current reduced business activity level.

Rental expense was $1,555 and $1,680 for the years ended December 31, 2011 and 2010, respectively.

Note 14.  Subsequent Events

On March 20, 2012, the Company completed its acquisition of Executive Office Concepts, Inc. (EOC) through a stock purchase for a total consideration of $509, of which $200 was paid at closing, and the balance will be paid in equal quarterly installments beginning July 1, 2012, and ending April 1, 2015.  EOC is a manufacturer and distributor of commercial furniture, primarily within the health care sector.

The Company is currently in the process of determining the fair value of the assets acquired and liabilities assumed in this acquisition.  The stock purchase agreement allows for a reduction to the purchase price of up to $150 upon final determination of these fair values.

Unaudited pro forma information below presents consolidated results of operations of the Company as if the acquisition of EOC had occurred on the first day of the periods presented.  The unaudited pro forma information is not necessarily indicative of the results of operations for the combined companies had these events occurred at the beginning of the periods presented, nor is it indicative of future results:

	Revenue	Loss

Supplemental pro forma for January 1, 2011 - December 31, 2011	$57,590	$(4,113)

Supplemental pro forma for January 1, 2010 - December 31, 2010	$58,751	$(6,881)

On April 20, 2012, the Company terminated its Credit Facility with First Business Capital Corp. and entered into a new two year secured revolving credit facility with Gibraltar Business Capital, LLC of up to $5,000 (including letters of credit) based upon qualified accounts receivable of the Company, which is described in Note 6 to the Consolidated Financial Statements.

Note 15.  Recently Issued Accounting Standards

There have been no recent accounting standards or changes in accounting standards during the year ended December 31, 2011, that are of significance, or potential significance to the Company, as compared to the recent accounting standards described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Chromcraft Revington, Inc.

We have audited the accompanying consolidated balance sheets of Chromcraft Revington, Inc and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chromcraft Revington, Inc and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Schaumburg, Illinois
April 20, 2012

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

(10.24)
Loan and Security Agreement, dated October 25, 2011, by and between the Registrant and First Business Capital Corp. filed as Exhibit 10.24 to Form 8-K, as filed with the Securities and Exchange Commission on October 25, 2011, is incorporated herein by reference.

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

(10.47)
First Amendment to the Amended and Restated Directors’ Stock Plan of Chromcraft Revington, Inc., effective January 1, 2010, filed as Exhibit 10.46 to Form 10-Q for the quarter ended April 3, 2010, is incorporated herein by reference.

(10.57)	Chromcraft Revington, Inc. 2007 Executive Incentive Plan, effective January 1, 2007, filed as Appendix A to the Registrant’s Proxy Statement dated April 11, 2007, is incorporated herein by reference.

(10.90)
Restricted Stock Award Agreement dated March 25, 2011, between the Registrant and Ronald H. Butler, filed as Exhibit 10.95 to Form 10-Q for the quarter ended April 2, 2011, is incorporated herein by reference.

(10.91)
Employment Agreement, dated April 23, 2007, between the Registrant and William B. Massengill, filed as Exhibit 10.91 to Form 10-Q for the quarter ended July 3, 2010, is incorporated herein by reference.

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

(10.95)
Form of Performance Share and Restricted Stock Award Agreement under the 2007 Executive Incentive Plan, filed as Exhibit 10.95 to Form 10-Q for the quarter ended July 2, 2011, is incorporated herein by reference.

(10.96)
Performance Share and Restricted Stock Award Agreement, dated March 25, 2011, Between the Registrant and Ronald H. Butler, filed as Exhibit 10.96 to Form 10-Q for the quarter entered April 2, 2011, is incorporated herein by reference.

Index

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

(21.1)*	Subsidiaries of the Registrant.

(23.1)*	Consent of Independent Registered Public Accounting Firm.

(31.1)*	Certification of Chief Executive Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Vice President and Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

(32.1)*	Certifications of Chief Executive Officer and Vice President and Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(101)*	Interactive Data File

*Filed herewith