Form 10-Q
period 2012-03-31
CHROMCRAFT REVINGTON INC
filed 2012-05-15
CIK 884130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Common Stock, $.01 par value – 6,486,404 as of May 1, 2012

Index

PART I.  Financial Information

Item 1.  Financial Statements

Condensed Consolidated Statements of Operations (unaudited)
Chromcraft Revington, Inc.
(In thousands, except per share data)

	Three Months Ended
	March 31,	April 2,
	2012	2011

Sales	$13,887	$12,480

Cost of sales	11,034	10,820

Gross margin	2,853	1,660

Selling, general and administrative expenses	3,505	3,388

Operating loss	(652)	(1,728)

Interest expense, net	(94)	(76)

Net loss	$(746)	$(1,804)

Basic and diluted loss per share of common stock	$(.15)	$(.38)

Shares used in computing basic and diluted loss per share	4,842	4,737

See accompanying notes to condensed consolidated financial statements.

Index

Condensed Consolidated Balance Sheets (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	March 31,	December 31,
	2012	2011

Assets

Accounts receivable, less allowance of $165 in 2012 and $150 in 2011	$7,252	$8,581

Inventories	13,054	14,194

Prepaid expenses and other	893	745

Current assets	21,199	23,520

Property, plant and equipment, net	6,663	6,483

Other assets	1,074	819

Total assets	$28,936	$30,822

Liabilities and Stockholders' Equity

Revolving credit facility	$-	$901

Current maturity of note payable	98	-

Accounts payable	3,301	3,955

Accrued liabilities	3,719	3,699

Current liabilities	7,118	8,555

Note payable, less current maturity	211	-

Deferred compensation	293	327

Other long-term liabilities	1,084	1,075

Total liabilities	8,706	9,957

Stockholders' equity	20,230	20,865

Total liabilities and stockholders' equity	$28,936	$30,822

See accompanying notes to condensed consolidated financial statements.

Index

Condensed Consolidated Statements of Cash Flows (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	Three Months Ended
	March 31,	April 2,
	2012	2011
Operating Activities
Net loss	$(746)	$(1,804)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	166	212
Non-cash share based and ESOP compensation expense	111	47
Provision for doubtful accounts	17	-
Amortization of deferred financing costs	19	13
Non-cash inventory write-downs	-	55
Non-cash accretion expense	9	9
Changes in operating assets and liabilities, net of effect of acquired business
Accounts receivable	1,493	1,610
Inventories	1,478	1,631
Prepaid expenses and other	(73)	(103)
Accounts payable and accrued liabilities	(1,322)	(1,964)
Long-term liabilities and assets	(70)	(85)
Cash provided by (used in) operating activities	1,082	(379)

Investing Activities
Capital expenditures	(31)	(13)
Acquisition of business, net of cash acquired	(138)	-
Cash used in investing activities	(169)	(13)

Financing Activities
Deferred financing cost	(12)	-
Net repayments on revolving credit facility	(901)	-
Cash used in financing activities	(913)	-

Change in cash	-	(392)

Cash at beginning of the period	-	4,179

Cash at end of the period	$-	$3,787

Supplemental Disclosure of Non-Cash Investing Activities

Acquisition of a business:

Assets acquired and liabilities assumed:
Working capital	$(32)
Property, plant and equipment	315
Intangible assets	226
	509
Less: cash acquired	(62)
Less: note due to seller	(309)
	$138

See accompanying notes to condensed consolidated financial statements.

Index

Condensed Consolidated Statements of Stockholder's Equity (unaudited)
Chromcraft Revington, Inc.
Three Months Ended March 31,2012
(In thousands, except share data)

			Capital in	Unearned				Total
	Common Stock		Excess of	ESOP	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Par Value	Shares	Earnings	Shares	Amount	Equity

Balance at January 1, 2012	7,968,547	$80	$16,313	$(13,325)	$38,957	(1,819,154)	$(21,160)	$20,865

ESOP compensation expense	-	-	(147)	169	-	-	-	22

Share based compensation	-	-	89	-	-	-	-	89

Issuance of restricted stock awards	166,875	1	(1)	-	-	-	-	-

Net loss	-	-	-	-	(746)	-	-	(746)

Balance at March 31, 2012	8,135,422	$81	$16,254	$(13,156)	$38,211	(1,819,154)	$(21,160)	$20,230

See accompanying notes to condensed consolidated financial statements.

Index

              Notes to Condensed Consolidated Financial Statements (unaudited)
Chromcraft Revington, Inc.
(in thousands, except share data)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Chromcraft Revington, Inc. and its wholly-owned subsidiaries (together, the “Company” or “CRI”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and the requirements of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

The interim financial statements contained in this report should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in Chromcraft Revington’s annual report on Form 10-K for the year ended December 31, 2011.

The Company has made certain reclassifications to the 2011 Consolidated Financial Statements in order to conform to the 2012 presentation.

Note 2.  Acquisition of Executive Office Concepts, Inc.

On March 20, 2012, the Company completed the acquisition of Executive Office Concepts, Inc. (“EOC”), a California-based privately held company through a stock purchase for total consideration of $509, of which $200 was paid at closing and the balance will be paid in equal quarterly installments of $28 beginning July 1, 2012 and ending April 1, 2015.    EOC is a manufacturer and distributor of commercial furniture, primarily within the health care sector.  The Company acquired EOC to complement its existing product line of seating, tables and waiting area furniture.

The EOC acquisition resulted in a new basis of accounting whereby the total purchase price will be allocated to tangible and intangible assets and liabilities based on the fair values on the date of acquisition.  The allocation of purchase price is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed.  We are still assessing the economic characteristics of certain intangible assets.  The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the working capital adjustment is finalized, final valuation of property, plant and equipment and intangible assets are completed and estimates of the fair value of liabilities assumed are finalized. These allocations are expected to be finalized by the end of the third quarter of 2012.  The Company also incurred acquisition related costs of approximately $40, which were recorded in selling, general and administrative expenses on the Consolidated Statement of Operations during the quarter ended March 31, 2012.

Index

The stock purchase agreement allows for a reduction to the purchase price of up to $150 upon final determination of the closing date amounts.  No reduction to the purchase price is included in the provisional estimated amounts as reported.

The following table summarizes the provisional estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Consideration:
Cash	$200
Seller note payable	309
Total consideration	$509

Recognized amounts of identifiable assets acquired:
Cash	$62
Accounts receivable	181
Inventories	338
Prepaid expenses and other current assets	75
Property, plant and equipment	315
Intangible assets	226
1,197

Recognized amounts of identifiable liabilities assumed:
Accounts payable and accrued expenses	549
Deferred revenue	139
688
Total identifiable net assets acquired	$509

We do not believe the net sales and net earnings of EOC for the three months ended March 31, 2012 were significant to our consolidated results of operations because EOC is included in the Company’s 2012 results of operations only since March 20, 2012, the date of acquisition.

Index

The following table summarizes the pro forma net sales and net loss of the combined entity for the three months ended March 31, 2012 and April 2, 2011 as if the acquisition had occurred on January 1, 2011:

	Three Months Ended
	March 31,	April 2,
	2012	2011
Pro forma net sales	$14,121	$12,912
Pro forma net loss	$(992)	$(1,897)

Note 3.  Cash Equivalents

Cash and short-term, highly liquid investments with an original maturity of three months or less are considered cash equivalents.

Note 4.  Inventories

Inventories at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011
Raw materials	$5,047	$5,139
Work-in-process	1,635	1,336
Finished goods	6,372	7,719
	$13,054	$14,194

Inventory reserves decreased $3, on a net basis, in the three months ended March 31, 2012.

Note 5.  Property, Plant and Equipment

Property, plant and equipment at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011

Land	$324	$324
Buildings and improvements	18,438	18,438
Machinery and equipment	23,459	23,159
Leasehold improvements	752	737
Construction in progress	31	-
	43,004	42,658
Less accumulated depreciation and amortization	(36,341)	(36,175)
	$6,663	$6,483

Index

Note 6.  Accrued Liabilities

Accrued liabilities at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011
Employee-related benefits	$655	$794
Compensation related	509	376
Other accrued liabilities	2,555	2,529
	$3,719	$3,699

Note 7.  Debt

Note Payable

The Company acquired EOC on March 20, 2012 for a purchase price of $509, of which $200 was paid at closing and $309 is payable under a promissory note issued by the Company (“Note”).  The Note has a term of three years, bears interest at 5% per annum and provides for equal quarterly payments of principal and interest of $28 with the first payment due on July 1, 2012 and thereafter on the first day of each quarter until April 1, 2015.

Revolving Credit Facility

At March 31, 2012, the Company was a party to a loan and security agreement  with First Business Capital Corp. (“FBCC”) that allowed it to borrow up to $10,000 (including letters of credit) based on eligible accounts receivable of the Company (the “Former Credit Facility”).  Advances under the Former Credit Facility were used for working capital purposes and other corporate purposes, bore interest at the greater of the one-year LIBOR rate or 0.75%, plus a margin of 4.75%, and were secured by all of the assets of the Company and its subsidiaries.  In addition, the Company was required to pay unused credit facility and other fees and expenses. The Former Credit Facility would have expired in October 2014.

The Company terminated the Former Credit Facility on April 20, 2012.  On the same day, the Company entered into a new loan and security agreement with Gibraltar Business Capital, LLC (“Gibraltar”) according to which Gibraltar currently provides the Company with a two-year secured revolving credit facility up to a maximum amount of $5,000 (including letters of credit) based upon eligible accounts receivable of the Company (the “New Credit Facility”).  A summary of the terms of the New Credit Facility is included later in this note.

The Company had net debt repayments of $901 in the first quarter of 2012 and an outstanding loan balance of $0 at March 31, 2012.  The Company had approximately $4,582 of availability under the Former Credit Facility at March 31, 2012, which reflects a $565 reduction for a letter of credit outstanding in connection with a self-insured workers compensation program of $390 and other reserves.

The Former Credit Facility contained representations and warranties as well as affirmative and negative covenants of the Company.  The covenants included, but were not limited to, minimum net worth and net earnings (loss) requirements, and restrictions or limitations on other indebtedness, other liens on Company assets, capital expenditures, dividends, distributions, recapitalizations of the Company’s corporate structure, repurchases of any equity interests of the Company, sales of assets (other than in the ordinary course of business), acquisitions of other businesses, and amendments to the Company’s Certificate of Incorporation and By-Laws.

Index

The Former Credit Facility also contained events of default.  Upon the occurrence of an event of default, FBCC could have terminated its commitment to make advances under the Former Credit Facility, declared all amounts then outstanding under the Former Credit Facility to be immediately due and payable, charged a default rate of interest and exercised any other rights and remedies that FBCC had.  The Former Credit Facility included a lockbox arrangement whereby all payments received by the Company to the lockbox were applied to any outstanding loan balance the Company had under the Former Credit Facility.

The New Credit Facility with Gibraltar replaced the Former Credit Facility with FBCC.  The New Credit Facility will expire on April 20, 2014 and will automatically be extended one time for one year, unless either the Company or Gibraltar provides the other with timely written notice of its intent not to extend this credit facility.  All advances under the New Credit Facility must be used for general working capital needs of the Company and capital expenditures up to $300,000 in a calendar year, except that the initial advance under the New Credit Facility was used to pay outstanding borrowings and other obligations owed to FBCC under the Former Credit Facility and certain fees and expenses owed to Gibraltar under the New Credit Facility.

The New Credit Facility provides that advances will bear interest at the greater of (i) prime rate (as published in the Wall Street Journal from time to time) plus 3%, or (ii) 6.25% per annum.  In addition, the New Credit Facility requires the Company to pay a monthly collateral management fee and certain other fees and expenses to Gibraltar.  The Company’s obligations under the New Credit Facility are secured by all of the Company’s assets, including, but not limited to, accounts receivable, inventory, machinery, equipment, deposit accounts, real estate and general intangibles.

The loan and security agreement under the New Credit Facility contains representations and warranties as well as affirmative, negative and financial covenants of the Company.  The covenants include, but are not limited to, minimum net earnings (loss) requirements as well as restrictions or limitations on other indebtedness, other liens on Company assets, capital expenditures, sales of assets (other than sales of inventory in the ordinary course of business), mergers with or acquisitions of other businesses and amendments to the Company’s Certificate of Incorporation and By-Laws.

The New Credit Facility also contains events of default.  The events of default include, but are not limited to, nonpayment of any of the Company’s obligations to Gibraltar, a failure by the Company to perform any of its covenants under the New Credit Facility or other related loan documents, the occurrence of a condition or event that has a material adverse effect on the Company or if the Company’s current Chief Executive Officer or Chief Financial Officer is no longer in a senior management position at the Company.  Certain events of default (such as, for example, certain payment obligations and a change in the current Chief Executive Officer or Chief Financial Officer of the Company) have cure or grace periods.

Index

Similar to the Former Credit Facility, upon the occurrence of an event of default, Gibraltar may terminate its commitment to make advances under the New Credit Facility, declare upon notice to the Company all amounts then outstanding under the New Credit Facility to be immediately due and payable, charge a default rate of interest, take possession of and sell assets of the Company that constitute collateral for the New Credit Facility and exercise any other rights and remedies that Gibraltar may have.

The New Credit Facility also includes a lockbox arrangement whereby all payments received by the Company to the lockbox are applied to any outstanding loan balance the Company has with Gibraltar.

Note 8.  Employee Stock Ownership Plan

Chromcraft Revington sponsors the Employee Stock Ownership and Savings Plan (the “Plan”) which consists of the following two components:  (i) a leveraged employee stock ownership plan qualified under Section 401(a) of the Internal Revenue Code (the “Code”) which is designed to invest primarily in Company stock (the “ESOP”); and (ii) a qualified cash or deferred arrangement under Code Section 401(k) (the “401(k) Plan”).  The Plan covers substantially all employees who have completed six months of service with the Company.  The Company matching contributions with respect to participants’ pre-tax contributions to the 401(k) Plan for the 2011and 2012 plan years are expected to be made to the ESOP.

When the ESOP was established, Chromcraft Revington loaned $20,000 to the ESOP Trust to finance the ESOP’s purchase of common stock of the Company.  The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum.  Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust’s repayment obligation under the loan to the ESOP from the Company.  The unallocated shares of Company common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company’s loan to the ESOP Trust.  As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of total debt service paid in the year.  Unearned ESOP shares are reported as a reduction of stockholders’ equity as reflected in the Consolidated Statement of Stockholders’ Equity of the Company.  As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  ESOP compensation expense for the three months ended March 31, 2012 and April 2, 2011 was $36 and $30, respectively.

Index

ESOP shares at March 31, 2012 and December 31, 2011, respectively, consisted of the following:

	March 31,	December 31,
	2012	2011
Allocated ESOP shares	318,024	301,357
Unearned ESOP shares	1,315,629	1,332,546
Total ESOP shares	1,633,653	1,633,903
Unearned ESOP shares, at cost	$13,156	$13,325
Fair value of unearned ESOP shares	$1,645	$1,452

Note 9.  Income Taxes

At March 31, 2012 and December 31, 2011, the Company maintained a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carryforwards, and the ability to generate future taxable income.  The Company expects to maintain a full valuation allowance on its entire net deferred tax assets in 2012, resulting in an effective tax rate of zero for the three months ended March 31, 2012.

Note 10.  Loss per Share of Common Stock

Due to the net loss in the three months ended March 31, 2012 and April 2, 2011, loss per share, basic and diluted, are the same, as the effect of potential issuances of common stock would be antidilutive.  There were 160,800 and 370,800 shares at March 31, 2012 and April 2, 2011, respectively, which were issuable upon the exercise of stock options, at a weighted average exercise price of $12.94 and $11.58, respectively.  Of these options, 15,000 are scheduled to expire on June 6, 2012.  In addition, there were 170,136 and 20,624 shares of restricted stock at March 31, 2012 and April 2, 2011, respectively, for which vesting was contingent upon future service conditions.

Note 11.  Recently Issued Accounting Standards

There have been no recent accounting standards or changes in accounting standards during the three months ended March 31, 2012, that are of significance, or potential significance to the Company, as compared to the recent accounting standards described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 12.  Subsequent Event

On April 20, 2012, the Company terminated its Former Credit Facility with FBCC and entered into a new two year secured revolving credit facility with Gibraltar of up to $5,000 (including letters of credit) based upon eligible accounts receivable of the Company, which is described in Note 7 to the Condensed Consolidated Financial Statements.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Economic conditions, weak consumer confidence, lower housing activity, and continued high levels of unemployment and consumer debt have continued to affect demand for residential furniture in our price segment and product categories.  Shipments in the first quarter of 2012 of new bedroom groups that started shipping in the second quarter of 2011 led to a slight increase in residential sales as compared to the prior year period. However, the ongoing difficult operating environment in the residential furniture market contributed to lower residential sales compared to the fourth quarter of 2011.  We reduced our backlog in commercial furniture orders in the first quarter of 2012 which led to increased commercial sales over the prior year period, however, a reduction in commercial orders in the first quarter of 2012 reflected a slowdown in the improvement in the U.S. office furniture market experienced during 2011.  We expect our acquisition of EOC, a California-based manufacturer and distributor of commercial office suites and waiting area furniture products, and with an extensive health care line, will complement our current commercial product line by offering its branded products to our current customers while also expanding our customer base.

We have repositioned our residential furniture product lines by introducing better value imports, utilizing a product licensing arrangement for marketing support, and replacing unprofitable and slow moving items offered in our line.  We continue to review and reduce operating costs to be in line with our current revenue base.  A prolonged economic downturn could cause outcomes to differ materially from those expected above.

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Operations of Chromcraft Revington for the three months ended March 31, 2012 and April 2, 2011 expressed as a percentage of sales.

Index

	Three Months Ended
	March 31,		April 2,
	2012		2011
Sales	100.0%		100.0%
Cost of sales	79.5		86.7
Gross margin	20.5		13.3
Selling, general and administrative expenses	25.2		27.1
Operating loss	(4.7)		(13.8)
Interest expense	(0.7)		(0.6)
Net loss	(5.4	) %	(14.4	) %

2012 Compared to 2011

Consolidated sales in the three months ended March 31, 2012 of $13.9 million represented an 11.3% increase over sales of $12.5 million in the prior year period, primarily due to increased shipments of commercial seating products.  Shipments of residential furniture in the first quarter of 2012 were slightly higher than the first quarter of 2011, primarily due to sales of new bedroom groups which began shipping in the second quarter of 2011.  Sales of the Company’s other residential product lines for the first quarter of 2012 were comparable to the prior year period which reflected the impact of weakness in consumer demand for residential products in our price segment which we believe is consistent with industry trends; the continuing economic difficulties which reflect the ongoing labor and housing market struggles and high levels of consumer debt. The consolidated sales increase for the three months ended March 31, 2012 compared to the prior year period was primarily due to higher unit volume.

Gross margin for the three months ended March 31, 2012 was $2.9 million, representing a 71.9% increase over the $1.7 million gross margin in the prior year period.  The higher gross margin in the first quarter of 2012 as compared to the first quarter of 2011 was primarily due to increased sales, a favorable product sales mix and lower unabsorbed fixed manufacturing costs.

Selling, general and administrative expenses were $3.5 million, or 25.2% of net sales, in the first quarter of 2012 as compared to $3.4 million, or 27.1% of net sales, in the prior year period.  The decrease in selling, general and administrative expenses as a percent of sales was due to the spreading of certain fixed selling, general and administrative expenses over a higher sales volume in 2012.

Net interest expense, which includes Credit Facility fees, was $0.1 million for both the first quarter of 2012 and the prior year period.

At December 31, 2011 and 2010, the Company maintained a full valuation allowance against the entire net deferred income tax balance.  The Company expects to maintain a full valuation allowance on its entire net deferred tax assets at December 31, 2012, resulting in an effective tax rate of zero for the quarter ended March 31, 2012 and the prior year period.

Index

Financial Condition, Liquidity and Capital Resources

Working capital, excluding cash and the effect of the acquisition of EOC, decreased $0.8 million in the first quarter of 2012 primarily due to a decrease in inventories and accounts receivable, partially offset by a reduction in accounts payable. The decrease in inventories and accounts payable in the first quarter of 2012 compared to December 31, 2011 is primarily due to lower import purchases, partially due to delays in receiving certain products.  Accounts receivable decreased at the end of the first quarter of 2012 compared to December 31, 2011 primarily due to lower sales in the first quarter of 2012 as compared to the fourth quarter of 2011 which experienced high sales volume late in the quarter.

Operating activities of the Company provided $1.1 million of cash in the first quarter of 2012 as compared to $0.4 million of cash used in the prior year period.  The improved cash flow from operations in the first quarter of 2012 compared to the prior year period was primarily due to a lower operating loss and an increase in cash from net working capital.

Investing activities includes the Company’s purchase of EOC on March 20, 2012 for $0.5 million, of which $0.1 million was paid at closing, net of cash acquired, and the balance will be paid in equal quarterly installments beginning July 1, 2012 and ending April 1, 2015. Investing activities also includes capital expenditures in the first quarter of 2012 which were comparable to the prior year period. The Company expects to spend approximately $0.2 million for capital expenditures in 2012.

Financing activities includes $0.9 million of net debt repayments on the Former Credit Facility in the first quarter of 2012.

At March 31, 2012, the Company had a Former Credit Facility with FBCC that allowed the Company to borrow up to $10.0 million (including letters of credit) based on eligible accounts receivable of the Company.  On April 20, 2012, the Company terminated the Former Credit Facility with FBCC and entered into the New Credit Facility with Gibraltar.  The New Credit Facility allows the Company to borrow up to $5.0 million (including letters of credit) based on eligible accounts receivable.  A summary of the Former Credit Facility and the New Credit Facility is included under Item 1 above in Note 7 to our Condensed Consolidated Financial Statements and is incorporated herein by reference.  A copy of the loan and security agreement for the New Credit Facility is being filed as an exhibit to this Form 10-Q.

The Company had an outstanding loan balance of $0 and approximately $4.6 million of availability under the Former Credit Facility at March 31, 2012, which reflects a $0.6 million reduction for a letter of credit outstanding in connection with a self-insured workers compensation program of $0.4 million and other reserves.  The Company would have had $5.0 million of availability under the New Credit Facility at March 31, 2012.

We believe that our available line of credit under our New Credit Facility provides the Company with the borrowing capacity to meet our anticipated cash requirements for working capital purposes and normal capital expenditures for at least the next twelve months and, in addition, provides greater flexibility than the Former Credit Facility.  However, there can be no assurance regarding these matters given the current state of the global economy, which has negatively impacted our ability to accurately forecast our results of operations and cash position, and which may result in deterioration of our revenues from what we anticipate.  We believe further deterioration in our revenues would expose us to declining margins as a result of unabsorbed fixed manufacturing overhead, operating inefficiencies and an imbalance between our inventory levels and customer demand which would likely result in continued losses and reduced liquidity.  Additionally, if our trade creditors were to impose unfavorable terms on us, it would negatively impact our ability to obtain raw materials, products and services on acceptable terms.  We have implemented expense controls and limitations on capital expenditures to conserve cash during the current economic downturn.

Index

Because we presently are incurring losses, the continued availability of credit under our New Credit Facility is critical to meeting our liquidity needs.  The Company expects to borrow under the New Facility in 2012. In addition, the loan and security agreement for our New Credit Facility allows us to incur other indebtedness at a favorable interest rate under certain government programs up to $1.5 million for capital expenditures and improvements for our Senatobia, Mississippi facility without the consent of Gibraltar.

We will need to generate adequate cash flow from operations in future periods in order to meet our long term liquidity needs.  In the absence of adequate cash flow from operations in the future, the Company may need to further restrict expenditures, sell assets, seek additional business funding or capital or consider other alternatives.  Our ability to obtain additional funding or capital would likely be adversely affected because all of our assets have been secured as collateral for our New Credit Facility and the New Credit Facility contains restrictions on most other indebtedness of the Company as well as other liens on our assets without Gibraltar’s prior consent and because our financial results could adversely affect the availability and terms of any such funding or capital.

Recently Issued Accounting Standards

There have been no recent accounting standards or changes in accounting standards during the three months ended March 31, 2012, that are of significance, or potential significance to the Company, as compared to the recent accounting standards described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Forward-Looking Statements

Certain information and statements contained in this report including, without limitation, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements.  These forward-looking statements can be generally identified as such because they include future tense or dates, are not historical or current facts, or include words such as “believe,” “may,” “expect,” “intend,” “plan,” “anticipate,” or words of similar import.  Forward-looking statements express management’s current expectations or forecasts of future events or outcomes, but are not guarantees of performance or outcomes and are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those in such statements.

Index

Among such risks and uncertainties that could cause actual results or outcomes to differ materially from those identified in the forward-looking statements are the impact of the current economic difficulties in the United States and elsewhere; import and domestic competition in the furniture industry; our ability to execute our business strategies; our ability to grow sales and reduce expenses to eliminate our operating losses; the recent slowdown in the U.S. office furniture market will continue; our ability to sell the right product mix; our inability to raise prices in response to increasing costs: our ability to anticipate or respond to changes in the tastes or needs of our end users in a timely manner; supply disruptions with products manufactured in China, Vietnam and other Asian countries; continued credit availability under the Company’s credit facility; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new home and existing home sales; financial viability of our customers and their ability to continue or increase product orders; loss of key management; other factors that generally affect business; and certain risks  set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

 The Company does not undertake any obligation to update or revise publicly any forward-looking statements to reflect information, events, circumstances or outcomes after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or circumstances.

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

There were no changes in Chromcraft Revington’s internal control over financial reporting that occurred during the first quarter of 2012 that may have materially affected, or are reasonably likely to materially affect, Chromcraft Revington’s internal control over financial reporting.

Index

PART II.  Other Information

Item 6.  Exhibits

3.1
Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

3.2	By-laws of the Registrant, as amended, filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2009, is incorporated herein by reference.

10.1	Loan and Security Agreement, dated April 20, 2012, by and between the Registrant and Gibraltar Business Capital, LLC (filed herewith).

31.1	Certification of Chief Executive Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Vice President and Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certifications of Chief Executive Officer and Vice President and Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data File

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chromcraft Revington, Inc.
(Registrant)

Date: May 15, 2012	By:	/s/ Ronald H. Butler
Ronald H. Butler,
Chairman and Chief Executive Officer

Date: May 15, 2012	By:	/s/ James M. La Neve
James M. La Neve,
Vice President and Chief Financial Officer