Form 10-Q
period 2012-06-30
CHROMCRAFT REVINGTON INC
filed 2012-08-14
CIK 884130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

Common Stock, $.01 par value – 6,511,420 as of August 1, 2012

Index

PART I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (unaudited)
Chromcraft Revington, Inc.
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

Sales	$14,169	$13,822	$28,056	$26,302

Cost of sales	11,715	11,289	22,749	22,109

Gross margin	2,454	2,533	5,307	4,193

Selling, general and administrative expenses	4,143	3,719	7,648	7,107

Operating loss	(1,689)	(1,186)	(2,341)	(2,914)

Interest expense, net	(285)	(68)	(379)	(144)

Net loss	$(1,974)	$(1,254)	$(2,720)	$(3,058)

Basic and diluted loss per share of common stock	$(.39)	$(.26)	$(.55)	$(.64)

Shares used in computing basic and diluted loss per share	5,024	4,765	4,933	4,751

See accompanying notes to condensed consolidated financial statements.

Index

Condensed Consolidated Balance Sheets (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	June 30,	December 31,
	2012	2011

Assets

Accounts receivable, less allowance of $165 in 2012 and $150 in 2011	$7,214	$8,581

Inventories	13,916	14,194

Prepaid expenses and other	948	745

Current assets	22,078	23,520

Property, plant and equipment, net	6,525	6,483

Other assets	1,179	819

Total assets	$29,782	$30,822

Liabilities and Stockholders' Equity

Revolving credit facility	$2,697	$901

Current maturity of note payable	98	-

Accounts payable	3,771	3,955

Accrued liabilities	3,362	3,699

Current liabilities	9,928	8,555

Note payable, less current maturity	211	-

Deferred compensation	259	327

Other long-term liabilities	1,093	1,075

Total liabilities	11,491	9,957

Stockholders' equity	18,291	20,865

Total liabilities and stockholders' equity	$29,782	$30,822

See accompanying notes to condensed consolidated financial statements.

Index

Condensed Consolidated Statements of Cash Flows (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	Six Months Ended
	June 30,	July 2,
	2012	2011
Operating Activities
Net loss	$(2,720)	$(3,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	330	424
Non-cash share based and ESOP compensation expense	146	208
Provision for doubtful accounts	20	22
Write-off of deferred financing costs	186	-
Amortization of deferred financing costs	27	25
Non-cash inventory write-downs	-	134
Non-cash accretion expense	18	17
(Gain) loss on disposal of assets	1	(2)
Changes in operating assets and liabilities, net of effect of acquired business
Accounts receivable	1,528	280
Inventories	616	262
Prepaid expenses and other	(128)	(109)
Accounts payable and accrued liabilities	(1,209)	(357)
Long-term liabilities and assets	(298)	(152)
Cash used in operating activities	(1,483)	(2,306)

Investing Activities
Capital expenditures	(61)	(25)
Proceeds on disposal of assets	3	2
Acquisition of business, net of cash acquired	(138)	-
Cash used in investing activities	(196)	(23)

Financing Activities
Deferred financing cost	(117)	-
Net borrowings on revolving credit facility	1,796	-
Cash provided by financing activities	1,679	-

Change in cash	-	(2,329)

Cash at beginning of the period	-	4,179

Cash at end of the period	$-	$1,850

Supplemental Disclosure of Non-Cash Investing Activities
Acquisition of a business:
Assets acquired and liabilities assumed:
Working capital	$(32)
Property, plant and equipment	315
Intangible assets	226
	509
Less: cash acquired	(62)
Less: note due to seller	(309)
	$138

See accompanying notes to condensed consolidated financial statements.

Index

Condensed Consolidated Statement of Stockholders' Equity (unaudited)
Chromcraft Revington, Inc.
Six Months Ended June 30, 2012
(In thousands, except share data)

			Capital in	Unearned				Total
	Common Stock		Excess of	ESOP	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Par Value	Shares	Earnings	Shares	Amount	Equity

Balance at January 1, 2012	7,968,547	$80	$16,313	$(13,325)	$38,957	(1,819,154)	$(21,160)	$20,865

ESOP compensation expense			(295)	338				43

Share based compensation	-	-	103	-	-	-	-	103

Issuance of restricted stock awards	201,875	2	(2)

Net loss	-	-	-	-	(2,720)	-	-	(2,720)

Balance at June 30, 2012	8,170,422	$82	$16,119	$(12,987)	$36,237	(1,819,154)	$(21,160)	$18,291

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Note 2.  Acquisition of Executive Office Concepts, Inc.

On March 20, 2012, the Company completed its acquisition of Executive Office Concepts, Inc. (“EOC”), a California-based privately held company, through a stock purchase for total consideration of $509, of which $200 was paid at closing and the balance will be paid in equal quarterly installments of $28 which began July 2012 and will end April 2015.    EOC is a manufacturer and distributor of commercial furniture, primarily within the health care sector.  The Company acquired EOC to complement its existing product line of seating, tables and waiting area furniture.

The EOC acquisition resulted in a new basis of accounting whereby the total purchase price will be allocated to tangible and intangible assets and liabilities based on the fair values on the date of acquisition.  The allocation of purchase price is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed.  We are still assessing the economic characteristics of certain intangible assets.  The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the working capital adjustment is finalized, final valuation of property, plant and equipment and intangible assets are completed and estimates of the fair value of liabilities assumed are finalized. These allocations are expected to be finalized by the end of the third quarter of 2012.  The Company also incurred acquisition related costs of approximately $28 and $68, respectively, for the three and six months ended June 30, 2012, which were recorded in selling, general and administrative expenses on the Consolidated Statement of Operations.

Index

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

Actual net sales of $974 and net earnings of $93 of EOC for the period since the acquisition on March 20, 2012 are included in our consolidated results of operations for the six months ended June 30, 2012.

The following table summarizes the pro forma net sales and net loss of the combined entity for the three and six months ended June 30, 2012 and July 2, 2011 as if the acquisition had occurred on January 1, 2011:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Pro forma net sales	$14,169	$15,002	$28,290	$27,914
Pro forma net loss	$(1,974)	$(732)	$(2,966)	$(2,629)

Index

Note 3.  Cash Equivalents

Cash and short-term, highly liquid investments with an original maturity of three months or less are considered cash and cash equivalents.

Note 4.  Inventories

Inventories at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011
Raw materials	$5,143	$5,139
Work-in-process	1,637	1,336
Finished goods	7,136	7,719
	$13,916	$14,194

Inventory reserves decreased $13, on a net basis, in the six months ended June 30, 2012.

Note 5.  Property, Plant and Equipment

Property, plant and equipment at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011

Land	$324	$324
Buildings and improvements	18,438	18,438
Machinery and equipment	23,453	23,159
Leasehold improvements	752	737
Construction in progress	61	-
	43,028	42,658
Less accumulated depreciation and amortization	(36,503)	(36,175)
	$6,525	$6,483

Index

Note 6.  Accrued Liabilities

Accrued liabilities at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011
Employee-related benefits	$695	$794
Other accrued liabilities	2,667	2,905
	$3,362	$3,699

Note 7.  Debt

Note Payable

The Company acquired EOC on March 20, 2012 for a purchase price of $509, of which $200 was paid at closing and $309 is payable under a promissory note issued by the Company (“Note”).  The Note has a term of three years, bears interest at 5% per annum and provides for equal quarterly payments of principal and interest of $28 with the first payment made in July 2012 and thereafter at the beginning of each quarter until April 2015.

Revolving Credit Facility

On April 20, 2012, the Company terminated its loan and security agreement with First Business Capital Corp. (“FBCC”) according to which FBCC had provided a secured revolving credit facility to the Company up to a maximum amount of $10,000 (including letters of credit) based on qualified accounts receivable of the Company (the “Former Credit Facility”).  On the same day, the Company replaced the Former Credit Facility by entering into a new loan and security agreement with Gibraltar Business Capital, LLC (“Gibraltar”) according to which Gibraltar currently provides the Company with a two-year secured revolving credit facility up to a maximum amount of $5,000 (including letters of credit) based upon eligible accounts receivable of the Company (the “New Credit Facility”).

The Company had net borrowings on its revolving credit facility of $1,796 in the first six months of 2012 and an outstanding loan balance of $2,697 at June 30, 2012.  The Company had approximately $2,263 of availability under the New Credit Facility at June 30, 2012, which reflects a $40 reduction for reserves.  The Company had approximately $1,060 of availability under the New Credit Facility at August 10, 2012. Availability under the New Credit Facility is calculated using a borrowing base equal to 85%, or such lesser percentage as determined by Gibraltar, of the net amount of the Company’s eligible accounts receivable.  Availability fluctuates based on the amount of the Company’s eligible accounts receivable, lockbox receipts and outstanding advances under the New Credit Facility.

The New Credit Facility will expire on April 20, 2014 and will automatically be extended one time for one year, unless either the Company or Gibraltar provides the other with timely written notice of its intent not to extend this credit facility.  All advances under the New Credit Facility must be used for general working capital needs of the Company and capital expenditures up to $300 in a calendar year, except that the initial advance under the New Credit Facility was used to pay outstanding borrowings and other obligations owed to FBCC under the Former Credit Facility and certain fees and expenses owed to Gibraltar under the New Credit Facility.

Index

The New Credit Facility initially provided that advances will bear interest at the greater of (i) prime rate (the prime rate at June 30, 2012 was 3.25%) plus 3%, or (ii) 6.25% per annum. However, as explained below, the New Credit Facility will provide that advances will bear interest at the greater of (i) prime rate plus 6.25%, or (ii) 9.50% per annum. In addition, the New Credit Facility requires the Company to pay a monthly collateral management fee and certain other fees and expenses to Gibraltar. The Company’s obligations under the New Credit Facility are secured by all of the Company’s assets, including, but not limited to, accounts receivable, inventory, machinery, equipment, deposit accounts, real estate and general intangibles.

The New Credit Facility also includes a lockbox arrangement whereby all payments received by the Company to the lockbox are applied to any outstanding loan balance the Company has with Gibraltar.

The loan and security agreement under the New Credit Facility contains representations and warranties as well as affirmative, negative and financial covenants of the Company.  The covenants include, but are not limited to, minimum net earnings (loss) requirements as well as restrictions or limitations on other indebtedness, other liens on Company assets, capital expenditures, sales of assets (other than sales of inventory in the ordinary course of business), mergers with or acquisitions of other businesses and certain amendments to the Company’s Certificate of Incorporation and By-Laws.

The New Credit Facility also contains events of default.  The events of default include, but are not limited to, nonpayment of any of the Company’s obligations to Gibraltar, a failure by the Company to perform any of its covenants under the New Credit Facility or other related loan documents, a breach by the Company of any of its representations and warranties set forth in the loan and security agreement or other related loan documents, the occurrence of a condition or event that has a material adverse effect on the Company or if the Company’s current Chief Executive Officer or Chief Financial Officer is no longer employed in a senior management position at the Company.  Certain events of default (for example, certain payment obligations and a change in the current Chief Executive Officer or Chief Financial Officer of the Company) have cure or grace periods.

Upon the occurrence of an event of default, Gibraltar may terminate the New Credit Facility and not extend further credit to the Company, declare upon notice to the Company all amounts then outstanding under the New Credit Facility to be immediately due and payable, charge a default rate of interest, take possession of and sell assets of the Company that constitute collateral for the New Credit Facility and exercise any other rights and remedies that Gibraltar may have.

As of the end of the second quarter of 2012, we were not in compliance with a financial covenant under the New Credit Facility because our net loss for the six month period ended June 30, 2012 exceeded the limit set forth in the covenant for the same period by $970.  Consequently, there is an event of default under the loan and security agreement with Gibraltar.  However, following discussions with the Company, Gibraltar has agreed to waive this event of default and our noncompliance with this covenant for the six month period ended June 30, 2012. As a condition to Gibraltar providing its waiver, the New Credit Facility will be amended to increase the interest rate on advances to the greater of (i) prime rate (the prime rate at June 30, 2012 was 3.25%) plus 6.25%, or (ii) 9.50% per annum, effective August 14, 2012.

Index

The Company has negotiated a revised net income (loss) covenant with Gibraltar   under the New Credit Facility of $3,500 net loss for both the nine months ended September 29, 2012 and the year ended December 31, 2012.  However, it is possible that the Company will not satisfy this net income (loss) covenant and would need to seek additional waivers from Gibraltar.  These waivers, if needed, may impose additional conditions and contain other concessions from the Company beyond what Gibraltar required for the present waiver.

There is no assurance that Gibraltar will grant additional waivers of any events of default or noncompliance with financial or other covenants of the New Credit Facility in the future.  In the event that we are not in compliance with the amended financial covenants under the New Credit Facility on September 29, 2012, or December 31, 2012, Gibraltar could, if it is unwilling to provide us with a subsequent waiver, declare an event of default, terminate the New Credit Facility and not extend further credit to the Company, declare upon notice to the Company all amounts then outstanding under the New Credit Facility to be immediately due and payable, charge a default rate of interest, take possession and sell assets of the Company that constitute collateral for the New Credit Facility and exercise any other rights and remedies that Gibraltar may have. Any of these actions would adversely affect our liquidity, business and ability to continue to operate.

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

When the ESOP was established, Chromcraft Revington loaned $20,000 to the ESOP Trust to finance the ESOP’s purchase of common stock of the Company.  The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum.  Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust’s repayment obligation under the loan to the ESOP from the Company.  The unallocated shares of Company common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company’s loan to the ESOP Trust.  As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of total debt service paid in the year.  Unearned ESOP shares are reported as a reduction of stockholders’ equity as reflected in the Consolidated Statement of Stockholders’ Equity of the Company.  As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  ESOP compensation expense for the three and six months ended June 30, 2012 was $36 and $72, respectively, compared to $44 and $74, respectively, for the prior year periods.

ESOP shares at June 30, 2012 and December 31, 2011, respectively, consisted of the following:

	June 30,	December 31,
	2012	2011
Allocated ESOP shares	334,941	301,357
Unearned ESOP shares	1,298,712	1,332,546
Total ESOP shares	1,633,653	1,633,903
Unearned ESOP shares, at cost	$12,987	$13,325
Fair value of unearned ESOP shares	$1,753	$1,452

Index

Note 9.  Income Taxes

At June 30, 2012 and December 31, 2011, the Company maintained a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carryforwards, and the ability to generate future taxable income.  The Company expects to maintain a full valuation allowance on its entire net deferred tax assets in 2012, resulting in an effective tax rate of zero for the three and six months ended June 30, 2012.

Note 10.  Loss per Share of Common Stock

Due to the net loss in the three and six months ended June 30, 2012 and July 2, 2011, loss per share, basic and diluted, are the same, as the effect of potential issuances of common stock would be antidilutive.  There were 145,800 and 370,800 shares at June 30, 2012 and July 2, 2011, respectively, which were issuable upon the exercise of stock options, at a weighted average exercise price of $12.75 and $11.58, respectively.    In addition, there were 160,152 and 275,000 shares of restricted stock at June 30, 2012 and July 2, 2011, respectively, for which vesting was contingent upon future performance and/or service conditions.

Note 11.  Recently Issued Accounting Standards

There have been no recent accounting standards or changes in accounting standards during the six months ended June 30, 2012, that are of significance, or potential significance to the Company, as compared to the recent accounting standards described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 12.  Management’s Plans for Operations

The Company incurred a net loss of $1,974 and $2,720, respectively, for the three and six months ended June 30, 2012 compared to $1,254 and $3,058 for the same periods in 2011.  The increase in the net loss of $720 for the second quarter of 2012 compared to the same period in 2011 was primarily due to approximately $371 in one-time fees related to the termination of our Former Credit Facility, and to a lesser extent a reduction in gross margin for the second quarter.  The net loss for the six months ended June 30, 2012 exceeded the limit set forth in the net income (loss) covenant for that period under the New Credit Facility by $970, resulting in an event of default under the loan and security agreement with Gibraltar.  Following discussions with the Company, Gibraltar has agreed to waive this event of default and our noncompliance with this covenant for the six month period ended June 30, 2012. As a condition to Gibraltar providing its waiver, the New Credit Facility will be amended to increase the interest rate on advances to the greater of (i) prime rate (the prime rate at June 30, 2012 was 3.25%) plus 6.25%, or (ii) 9.50% per annum, effective August 14, 2012.

The Company has negotiated a revised net income (loss) covenant with Gibraltar   under the New Credit Facility of $3,500 net loss for both the nine months ended September 29, 2012 and the year ended December 31, 2012.  However, it is possible that the Company will not satisfy this net income (loss) covenant and would need to seek additional waivers from Gibraltar.  These waivers, if needed, may impose additional conditions and contain other concessions from the Company beyond what Gibraltar required for the present waiver.

Management has continued its efforts to reduce its net losses to be in compliance with the financial and other covenants in the New Credit Facility for the third and fourth quarters of 2012.   These efforts focus on increasing sales volume in both the residential and commercial product markets.   Management’s anticipation of future growth is not contingent solely upon a significant improvement in the economic conditions for the furniture industry, but instead on identifying key opportunities in the residential and commercial product segments and providing the product and strong service to exceed our customers’ expectations.  These efforts also focus on gross margin improvement, primarily by implementing identified cost reductions and improving efficiencies in its operating facilities and supply chain process, as well as exploring pricing opportunities.    In addition, the Company will continue to closely monitor and control its selling, general and administrative expenses to be in line with its revenues.  Management is also revising its operating plan beyond 2012.

Index

There is no guarantee that management’s efforts will be successful in the near term and beyond.  The inability to fully utilize our current credit facility due to borrowing base limitations or the inability to raise additional financing, if needed, would have a material adverse effect on the future performance of the Company, our liquidity and our ability to continue to operate.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

A sluggish economy, weak consumer confidence, lower housing activity, continued high levels of unemployment and reduced consumer access to credit have continued to affect demand for residential furniture in our price segment and product categories.  Shipments of residential furniture in the second quarter of 2012 were lower than the same period in 2011.  Residential furniture sales for the second quarter of 2012 were slightly less compared to the first quarter of 2012.  The difficult economic conditions led to a decline in residential sales orders in the second quarter of 2012 as compared to the prior quarter.  Shipments of commercial products increased in the second quarter of 2012 compared to both the prior year period and the first quarter of 2012.  We expect our acquisition of EOC, a California-based manufacturer and distributor of commercial office suites and waiting area furniture products, and with an extensive health care line, will continue to complement our current commercial product line by offering its branded products to our current customers while also expanding our customer base.

We continue to review our product offerings and reduce operating costs to be in line with our current revenue base.  A prolonged economic downturn could cause outcomes to differ materially from those expected above.

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Operations of Chromcraft Revington for the three and six months ended June 30, 2012 and July 2, 2011 expressed as a percentage of sales.

	Three Months Ended				Six Months Ended
	June 30,		July 2,		June 30,		July 2,
	2012		2011		2012		2011
Sales	100.0%		100.0%		100.0%		100.0%
Cost of sales	82.7		81.7		81.1		84.1
Gross margin	17.3		18.3		18.9		15.9
Selling, general and administrative expenses	29.2		26.9		27.3		27.0
Operating loss	(11.9)		(8.6)		(8.4)		(11.1)
Interest expense	(2.0)		(0.5)		(1.3)		(0.5)
Net loss	(13.9	) %	(9.1	) %	(9.7	) %	(11.6	) %

2012 Compared to 2011

Consolidated sales for the three and six months ended June 30, 2012 of $14.2 million and $28.1 million, respectively, represented a 2.5% and 6.7% increase, respectively from the same periods last year.

Shipments of residential furniture were lower in the three months ended June 30, 2012 as compared to the prior year period, primarily due to lower sales of bedroom and occasional furniture, partially offset by higher sales of dining room furniture.  The decrease in residential shipments reflected the impact of continued weakness in consumer demand for residential products in our price segment which we believe is consistent with industry trends; the continuing economic difficulties which reflect the ongoing labor and housing market struggles and reduced consumer access to credit.  Commercial furniture shipments for the second quarter of 2012 were higher than the same period last year due to sales of office suites and waiting area furniture, primarily to the health care industry resulting from our acquisition of EOC in March of 2012.

Shipments of residential furniture for the six months ended June 30, 2012 were comparable to the prior year period.  Shipments of commercial furniture for the six months ended June 30, 2012 were higher than the same period in 2011 due to shipments of office suites and waiting area furniture products, primarily to the health care industry, and increased sales of seating products.  The consolidated sales increase for the three months and six months ended June 30, 2012 compared to the same periods in 2011 was primarily due to higher unit volume.

Gross margin was approximately $2.5 million for both the quarter ended June 30, 2012 and the same period in 2011.  The incremental gross margin contributed by EOC products in the second quarter of 2012 was offset by the reduced margin on the Company’s other product lines, primarily due to material cost increases and an unfavorable product sales mix.

Gross margin for the six months ended June 30, 2012 was $5.3 million, representing a 26.6% increase over the $4.2 million gross margin in the prior year period.  The higher gross margin in the first half of 2012 as compared to the same period last year was primarily due to a favorable product sales mix, lower unabsorbed fixed manufacturing costs and increased sales.

Index

Selling, general and administrative expenses were $4.1 million, or 29.3% of net sales, in the second quarter of 2012 as compared to $3.7 million, or 26.9% of net sales, in the prior year period.  Selling, general and administrative expenses for the six months ended June 30, 2012 were $7.6 million, or 27.3% of net sales as compared to $7.1 million, or 27.0% of net sales in the prior year period.  The increase in selling, general and administrative expenses for both the three and six months ended June 30, 2012 compared to the prior year periods was primarily a result of the operating expenses of EOC which was acquired in March 2012 and $0.2 million in fees resulting from the termination of our revolving credit facility with First Business Capital Corp. in April 2012.

Net interest expense, which includes Credit Facility fees, was $0.3 million and $0.4 million for the three months and six months ended June 30, 2012, respectively, compared to $0.1 million and $0.1 million for the prior year periods, respectively.  The increase for the 2012 periods was primarily due to the write-off of deferred financing fees resulting from the termination of the credit facility with FBCC in April 2012.

At December 31, 2011 and 2010, the Company maintained a full valuation allowance against the entire net deferred income tax balance.  The Company expects to maintain a full valuation allowance on its entire net deferred tax assets at December 31, 2012, resulting in an effective tax rate of zero for the six months ended June 30, 2012 and the prior year period.

Financial Condition, Liquidity and Capital Resources

Working capital, excluding cash, the revolving credit facility and the effect of the acquisition of EOC, decreased $0.9 million in the first six months of 2012 primarily due to a decrease in accounts receivable and inventories, partially offset by a decrease in accounts payable and accrued liabilities. Accounts receivable decreased at the end of the second quarter of 2012 compared to December 31, 2011 primarily due to lower sales in the second quarter of 2012 as compared to the fourth quarter of 2011, which experienced high sales volume late in the quarter.  The decrease in inventories and accounts payable at June 30, 2012 compared to December 31, 2011 is primarily due to lower import purchases in the second quarter of 2012.

 Operating activities of the Company used $1.5 million of cash in the first six months of 2012 as compared to $2.3 million of cash used in the prior year period.  The reduction in cash used for operating activities in the first half of 2012 compared to the prior year period was primarily due to a lower operating loss and an increase in cash from net working capital.

Investing activities includes the Company’s purchase of EOC on March 20, 2012 for $0.5 million, of which $0.1 million was paid at closing, net of cash acquired, and the balance will be paid in equal quarterly installments which began in July 2012 and will end April 2015. Investing activities also includes capital expenditures for the first half of 2012 which were comparable to the prior year period. The Company expects to spend approximately $0.2 million for capital expenditures in 2012.

Financing activities includes $1.8 million of net borrowings on the Company’s revolving credit facility for the first six months of 2012, primarily to fund the cash used in operating activities, partially offset by deferred financing costs associated with entering into the New Credit Facility with Gibraltar.

Index

On April 20, 2012, the Company terminated the Former Credit Facility with FBCC according to which FBCC had provided a secured revolving credit facility to the Company up to a maximum amount of $10.0 million (including letters of credit) based on qualified accounts receivable of the Company.  On the same day, the Company replaced the Former Credit Facility by entering into the New Credit Facility with Gibraltar according to which Gibraltar currently provides the Company with a two-year secured revolving credit facility up to a maximum amount of $5.0 million (including letters of credit) based upon eligible accounts receivable of the Company.  A summary of the New Credit Facility is included under Item 1 above in Note 7 to our Condensed Consolidated Financial Statements and is incorporated herein by reference.

The Company had net borrowings on its revolving credit facility of approximately $1.8 million in the first six months of 2012 and an outstanding loan balance of $2.7 million at June 30, 2012.  The Company had approximately $2.3 million of availability under the New Credit Facility at June 30, 2012.  The Company had approximately $1.1 of availability under the New Credit Facility at August 10, 2012.  Availability fluctuates during any given period based on the volume and timing of customer shipments, lockbox receipts, and advances against the loan.

As of the end of the second quarter of 2012, we were not in compliance with a financial covenant under the New Credit Facility because our net loss for the six month period ended June 30, 2012 exceeded the limit set forth in the covenant for the same period by approximately $1.0 million. Consequently, there is an event of default under the loan and security agreement with Gibraltar.  However, following discussions with the Company, Gibraltar has agreed to waive this event of default and our noncompliance with this covenant for the six month period ended June 30, 2012. As a condition to Gibraltar providing its waiver, the New Credit Facility will be amended to increase the interest rate on advances to the greater of (i) prime rate (the prime rate at June 30, 2012 was 3.25%) plus 6.25%, or (ii) 9.50% per annum, effective August 14, 2012.

The Company has negotiated a revised net income (loss) covenant with Gibraltar   under the New Credit Facility of approximately $3.5 million net loss for both the nine months ended September 29, 2012 and the year ended December 31, 2012.  However, it is possible that the Company will not satisfy this net income (loss) covenant and would need to seek additional waivers from Gibraltar.  These waivers, if needed, may impose additional conditions and contain other concessions from the Company beyond what Gibraltar required for the present waiver.

There is no assurance that Gibraltar will grant additional waivers of any events of default or noncompliance with financial or other covenants of the New Credit Facility in the future.  In the event that we are not in compliance with the amended financial covenants under the New Credit Facility on September 29, 2012 or December 31, 2012, Gibraltar could, if it is unwilling to provide us with a subsequent waiver, declare an event of default, terminate the New Credit Facility and not extend further credit to the Company, declare upon notice to the Company all amounts then outstanding under the New Credit Facility to be immediately due and payable, charge a default rate of interest, take possession and sell assets of the Company that constitute collateral for the New Credit Facility and exercise any other rights and remedies that Gibraltar may have.  Any of these actions would adversely affect our liquidity, business and ability to continue to operate.

Assuming that we are in compliance with the financial covenants and other terms of the New Credit Facility, we believe that our available line of credit under our New Credit Facility provides the Company with the borrowing capacity to meet our anticipated cash requirements for working capital purposes and normal capital expenditures for the foreseeable future and, in addition, provides greater flexibility than the Former Credit Facility.  However, there can be no assurance regarding these matters given the current state of the global economy, which has negatively impacted our ability to accurately forecast our results of operations and cash position, and which may result in deterioration of our revenues from what we anticipate.  We believe further deterioration in our revenues would expose us to declining margins as a result of unabsorbed fixed manufacturing overhead, operating inefficiencies and an imbalance between our inventory levels and customer demand which would likely result in continued losses and reduced liquidity.  In addition, the inability to fully utilize our current credit facility due to borrowing base limitations or the inability to raise additional financing, if needed, would have a material adverse effect on the future performance of the Company, our liquidity and our ability to continue to operate.  Further, if our trade creditors were to put forth unfavorable terms, it could negatively impact our ability to obtain raw materials, products and services on acceptable terms.  We have implemented expense controls and limitations on capital expenditures to conserve cash during the current economic downturn.

Index

Because we presently are incurring losses, the continued availability of credit under our New Credit Facility is critical to meeting our liquidity needs.  The Company expects additional borrowings under the New Facility in the second half of 2012.  In addition, the loan and security agreement for our New Credit Facility allows us to incur other indebtedness at a favorable interest rate under certain government programs up to $1.5 million for capital expenditures and improvements for our Senatobia, Mississippi facility without the consent of Gibraltar.

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

Recently Issued Accounting Standards

There have been no recent accounting standards or changes in accounting standards during the six months ended June 30, 2012, that are of significance, or potential significance to the Company, as compared to the recent accounting standards described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Among such risks and uncertainties that could cause actual results or outcomes to differ materially from those identified in the forward-looking statements are the impact of the current economic difficulties in the United States and elsewhere; import and domestic competition in the furniture industry; our ability to execute our business strategies; our ability to grow sales and reduce expenses to eliminate our operating losses; the recent slowdown in the U.S. office furniture market will continue; our ability to sell the right product mix; our inability to raise prices in response to increasing costs: our ability to fully utilize our current credit facility; our ability to raise additional financing, if needed; our ability to anticipate or respond to changes in the tastes or needs of our end users in a timely manner; supply disruptions with products manufactured in China, Vietnam and other Asian countries; continued credit availability under the Company’s credit facility; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new home and existing home sales; financial viability of our customers and their ability to continue or increase product orders; loss of key management; other factors that generally affect business; and certain risks  set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Index

 The Company does not undertake any obligation to update or revise publicly any forward-looking statements to reflect information, events, circumstances or outcomes after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Index

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

There were no changes in Chromcraft Revington’s internal control over financial reporting that occurred during the second quarter of 2012 that may have materially affected, or are reasonably likely to materially affect, Chromcraft Revington’s internal control over financial reporting.

PART II. Other Information

Item 5.   Other Information

On August 10, 2012, and as indicated above, Gibraltar has verbally agreed to waive an event of default and our noncompliance with a financial covenant under the New Credit Facility for the six month period ended June 30, 2012, subject to a written waiver and loan modification agreement being executed by the Company and Gibraltar.  Among the provisions contained in the waiver and modification agreement and as a condition to Gibraltar executing it, are amendments to the New Credit Facility such that (a) the interest rate on advances will be increased to the greater of (i) prime rate plus 6.25%, or (ii) 9.50% per annum, and (b) the net income (loss) covenant for both the nine months ended September 29, 2012 and the year ended December 31, 2012 will be a net loss of $3.5 million.

The foregoing is only a summary of the proposed waiver and loan modification agreement and is qualified in its entirety by reference to the waiver and loan modification agreement that will be filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 29, 2012.

Index

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

10.1
Loan and Security Agreement, dated April 20, 2012, by and between the Registrant and Gibraltar Business Capital, LLC, filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 15, 2012, is incorporated herein by reference.

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

Chromcraft Revington, Inc.
(Registrant)

Date: August 14, 2012	By:	/s/ Ronald H. Butler
Ronald H. Butler,
Chairman and Chief Executive Officer

Date: August 14, 2012	By:	/s/ James M. La Neve
James M. La Neve,
Vice President and Chief Financial Officer