Form 10-Q
period 2012-09-29
CHROMCRAFT REVINGTON INC
filed 2012-11-13
CIK 884130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

Common Stock, $.01 par value – 6,490,311 as of November 1, 2012

Index

PART I.  Financial Information

Item 1.  Financial Statements

Condensed Consolidated Statements of Operations (unaudited)
Chromcraft Revington, Inc.
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011

Sales	$13,673	$13,226	$41,729	$39,528

Cost of sales	11,023	10,709	33,772	32,818

Gross margin	2,650	2,517	7,957	6,710

Selling, general and administrative expenses	3,484	3,491	11,132	10,598

Operating loss	(834)	(974)	(3,175)	(3,888)

Interest expense, net	(121)	(68)	(500)	(212)

Loss before income tax benefit	(955)	(1,042)	(3,675)	(4,100)

Income tax benefit	238	-	238	-

Net Loss	$(717)	$(1,042)	$(3,437)	$(4,100)

Basic and diluted loss per share of common stock	$(.14)	$(.22)	$(.69)	$(.86)

Shares used in computing basic and diluted loss per share	5,061	4,791	4,976	4,765

See accompanying notes to condensed consolidated financial statements.

Index

Condensed Consolidated Balance Sheets (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	September 29,	December 31,
	2012	2011

Assets

Accounts receivable, less allowance of $165 in 2012 and $150 in 2011	$7,522	$8,581

Inventories	15,108	14,194

Prepaid expenses and other	701	745

Current assets	23,331	23,520

Property, plant and equipment, net	6,444	6,483

Other assets	1,390	819

Total assets	$31,165	$30,822

Liabilities and Stockholders' Equity

Revolving credit facility	$2,425	$901

Current maturity of note payable	99	-

Accounts payable	6,040	3,955

Accrued liabilities	3,503	3,699

Current liabilities	12,067	8,555

Note payable, less current maturity	167	-

Deferred compensation	223	327

Other long-term liabilities	1,102	1,075

Total liabilities	13,559	9,957

Stockholders' equity	17,606	20,865

Total liabilities and stockholders' equity	$31,165	$30,822

See accompanying notes to condensed consolidated financial statements.

Index

Condensed Consolidated Statements of Cash Flows (unaudited)
Chromcraft Revington, Inc.
(In thousands)

	Nine Months Ended
	September 29,	October 1,
	2012	2011
Operating Activities
Net loss	$(3,437)	$(4,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	499	593
Non-cash share based and ESOP compensation expense	178	353
Deferred income tax benefit	(238)	-
Provision for doubtful accounts	36	23
Write-off of deferred financing costs	186	-
Amortization of deferred financing costs	40	38
Non-cash inventory write-downs	11	171
Non-cash accretion expense	27	26
Changes in operating assets and liabilities, net of effect of acquired business
Accounts receivable	1,204	759
Inventories	(587)	(440)
Prepaid expenses and other	119	84
Accounts payable and accrued liabilities	1,212	144
Long-term liabilities and assets	(393)	(224)
Cash used in operating activities	(1,143)	(2,573)

Investing Activities
Capital expenditures	(107)	(25)
Proceeds on disposal of assets	5	2
Acquisition of a business, net of cash acquired	(138)	-
Cash used in investing activities	(240)	(23)

Financing Activities
Debt Issuance Costs	(117)	-
Payments on EOC note	(24)	-
Net borrowings on revolving credit facility	1,524	-
Cash provided by financing activities	1,383	-

Change in cash	-	(2,596)

Cash at beginning of the period	-	4,179

Cash at end of the period	$-	$1,583

Supplemental Disclosure of Non-Cash Investing Activities
Acquisition of a business:
Identifiable assets acquired and liabilities assumed, net	$367
Goodwill	123
	490

Less: cash acquired	(62)
Less: note due to seller	(290)
	$138

See accompanying notes to condensed consolidated financial statements.

Index

Condensed Consolidated Statement of Stockholders' Equity (unaudited)
Chromcraft Revington, Inc.
Nine Months Ended September 29, 2012
(In thousands, except share data)

			Capital in	Unearned				Total
	Common Stock		Excess of	ESOP	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Par Value	Shares	Earnings	Shares	Amount	Equity

Balance at January 1, 2012	7,968,547	$80	$16,313	$(13,325)	$38,957	(1,819,154)	$(21,160)	$20,865

ESOP compensation expense	-	-	(446)	507	-	-	-	61

Share based compensation	-	-	117	-	-	-	-	117

Issuance of restricted stock awards	201,875	2	(2)	-	-	-	-	-

Net loss	-	-	-	-	(3,437)	-	-	(3,437)

Balance at September 29, 2012	8,170,422	$82	$15,982	$(12,818)	$35,520	(1,819,154)	$(21,160)	$17,606

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 29, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

As further disclosed in Note 2 and effective March 20, 2012, the Company purchased all the outstanding stock of Executive Office Concepts, Inc. (EOC).  As a result of the acquisition, the Company recorded initial goodwill of approximately $123. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For this test, the fair value of Company’s relevant reporting unit is determined using a combination of valuation techniques, including a discounted cash flow methodology. As the goodwill was recorded as of March 20, 2012, annual impairment tests will commence in the fourth quarter of 2012.

Index

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The guidance regarding the qualitative approach to goodwill impairment testing is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

Intangible assets are recorded at their estimated fair value at the date of acquisition. Definite lived intangible assets are amortized using the straight-line method over their estimated useful lives. In assessing the recoverability of the Company’s intangible assets, the Company considers the qualitative indicators of impairment.  If qualitative indicators of impairment are identified, the Company will perform quantitative tests which include estimating the cash flows expected to result from use of the asset.  An impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value.

Note 2.  Acquisition of Executive Office Concepts, Inc.

On March 20, 2012, the Company completed its acquisition of EOC, a California-based privately held company, through a stock purchase for total consideration of $509, of which $200 was paid in cash and the remaining balance of $309 payable through the issuance of an interest-bearing note to the seller. The note has been discounted by the Company in the amount of $19 to reflect fair value of the note. The balance will be paid in equal quarterly installments of $28 which began July 2012 and will end April 2015.    EOC is a manufacturer and distributor of commercial furniture, primarily within the health care sector.  The Company acquired EOC to complement its existing product line of seating, tables and waiting area furniture.

The EOC acquisition resulted in a new basis of accounting whereby the total purchase price was allocated to tangible and intangible assets and liabilities based on the fair values on the date of acquisition.   The Company also incurred acquisition related costs of approximately $10 and $78, respectively, for the three and nine months ended September 29, 2012, which were recorded in selling, general and administrative expenses on the Consolidated Statement of Operations.

Index

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Consideration:
Cash	$200
Seller note payable	290
Total consideration	$490

Recognized amounts of identifiable assets acquired:
Cash	$62
Accounts receivable	181
Inventories	338
Prepaid expenses and other current assets	75
Property, plant and equipment	357
Intangible assets	270
Goodwill	123
1,406

Recognized amounts of identifiable liabilities assumed:
Accounts payable and accrued expenses	539
Deferred revenue	139
Deferred income tax liability	238
916
Total net assets acquired	$490

Goodwill of $123 arising from the acquisition includes the expected synergies and other benefits that we believe will result from combining the operations of EOC with the operations of the Company, and any intangible assets that do not qualify for separate recognition such as the assembled workforce. The goodwill is not deductible for federal income tax purposes.

The fair value of the identifiable intangible assets was determined by utilizing various valuation models which include the relief from royalty method and the excess earnings method.  Key assumptions include management’s projections of future cash flows based upon past experience and future expectations, and a discount rate of 18.0%.

Index

The fair value assigned to identifiable intangible assets and their useful lives at the acquisition date is as follows:

		Useful
	Amount	Life

Customer relationships	$60	18 Years
Trademark	80	20 Years
Air Quality Permits	130	20 Years
	$270

For the nine months ended September 29, 2012, the Company recognized amortization expense related to the acquired customer relationships of $2.

Actual net sales of $1,639 and net earnings of $68 of EOC for the period since the acquisition on March 20, 2012 are included in our consolidated results of operations for the nine months ended September 29, 2012.

The following table summarizes the pro forma net sales and net loss of the combined entity for the three and nine months ended September 29, 2012 and October 1, 2011 as if the acquisition had occurred on January 1, 2011:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Pro forma net sales	$13,673	$14,535	$41,963	$42,449
Pro forma net loss	$(717)	$(757)	$(3,683)	$(3,386)

Note 3.  Cash Equivalents

Cash and short-term, highly liquid investments with an original maturity of three months or less are considered cash and cash equivalents.  There are no cash and cash equivalents on the balance sheet.  Cash is swept daily from our bank accounts to be applied against outstanding borrowings under our loan and security agreement with Gibraltar Business Capital, LLC (“Gibraltar”).

Note 4.  Inventories

Inventories at September 29, 2012 and December 31, 2011 consisted of the following:

	September 29,	December 31,
	2012	2011
Raw materials	$5,267	$5,139
Work-in-process	1,532	1,336
Finished goods	8,309	7,719
	$15,108	$14,194

Index

Inventory reserves decreased $112, on a net basis, in the nine months ended September 29, 2012.

Note 5.  Property, Plant and Equipment

Property, plant and equipment at September 29, 2012 and December 31, 2011 consisted of the following:

	September 29,	December 31,
	2012	2011

Land	$324	$324
Buildings and improvements	18,438	18,438
Machinery and equipment	23,501	23,159
Leasehold improvements	760	737
Construction in progress	91	-
	43,114	42,658
Less accumulated depreciation and amortization	(36,670)	(36,175)
	$6,444	$6,483

Note 6.  Accrued Liabilities

Accrued liabilities at September 29, 2012 and December 31, 2011 consisted of the following:

	September 29,	December 31,
	2012	2011
Employee-related benefits	$669	$794
Other accrued liabilities	2,834	2,905
	$3,503	$3,699

Note 7.  Debt

Note Payable

The Company acquired all of the outstanding stock of EOC on March 20, 2012 for a purchase price of $509, of which $200 was paid at closing and $309 is payable under a promissory note issued by the Company (“Note”).  The Note has been discounted by the Company in the amount of $19 to reflect fair value of the Note.  The Note has a term of three years, bears interest at 5.0% per annum and provides for equal quarterly payments of principal and interest of $28 with the first payment made in July 2012 and thereafter at the beginning of each quarter until April 2015.  The outstanding balance of the Note at September 29, 2012 was $266, of which $99 is included in current liabilities and $167 in non-current liabilities.

Index

Revolving Credit Facility

On April 20, 2012, the Company replaced its former credit facility with First Business Capital Corp. (“FBCC”) by entering into a new loan and security agreement with Gibraltar according to which Gibraltar currently provides the Company with a two-year secured revolving credit facility up to a maximum amount of $5,000 (including letters of credit) based upon eligible accounts receivable of the Company (the “Credit Facility”).

The Company had net borrowings on its revolving credit facilities of $1,524 in the first nine months of 2012 and an outstanding loan balance of $2,425 at September 29, 2012.  The Company had approximately $2,535 of availability under the Credit Facility at September 29, 2012, which reflects a $40 reduction for reserves.  The Company had approximately $1,908 of availability under the Credit Facility at November 9, 2012.  Availability under the Credit Facility is calculated using a borrowing base equal to 85%, or such lesser percentage as determined by Gibraltar, of the net amount of the Company’s eligible accounts receivable.  Availability fluctuates from time to time based on the amount of the Company’s eligible accounts receivable, lockbox receipts and outstanding advances under the Credit Facility.

The Credit Facility will expire on April 20, 2014 and will automatically be extended one time for one year, unless either the Company or Gibraltar provides the other with timely written notice of its intent not to extend the Credit Facility.  All advances under the Credit Facility must be used for general working capital needs of the Company and capital expenditures up to $300 in a calendar year, except that the initial advance under the Credit Facility was used to pay outstanding borrowings and other obligations owed to FBCC under the former credit facility and certain fees and expenses owed to Gibraltar upon entering into the new Credit Facility.

Advances under the Credit Facility currently bear interest at the greater of (i) prime rate (the prime rate at September 29, 2012 was 3.25%) plus 6.25%, or (ii) 9.50% per annum.  In addition, the Credit Facility requires the Company to pay a monthly collateral management fee and certain other fees and expenses to Gibraltar.  The Company’s obligations under the Credit Facility are secured by all of the Company’s assets, including, but not limited to, accounts receivable, inventory, machinery, equipment, deposit accounts, real estate and general intangibles.  The Credit Facility also includes a lockbox arrangement whereby all payments received by the Company to the lockbox are applied to any outstanding loan balance the Company has with Gibraltar.

Interest on advances under the Credit Facility formerly accrued at the greater of (i) prime rate plus 3.0%, or (ii) 6.25% per annum.  However, effective August 14, 2012, the loan and security agreement for the Credit Facility was amended to provide that interest on advances was increased as provided above.  This increase to the interest rate was a condition to Gibraltar agreeing to waive our noncompliance with the net income (loss) financial covenant under the Credit Facility.  This financial covenant required that we have a net loss for the six month period ended June 30, 2012 of not more than $1,750.  Our actual net loss for the six month period ended June 30, 2012 was $2,720.  The net income (loss) financial covenant under the Credit Facility for the nine months ended September 29, 2012 was also amended on August 14, 2012 to provide for not more than a $3.5 million net loss.

Index

The loan and security agreement for the Credit Facility contains representations and warranties as well as affirmative, negative and financial covenants of the Company.  The covenants include, but are not limited to, minimum net income (loss) requirements as well as restrictions or limitations on other indebtedness, other liens on Company assets, capital expenditures, sales of assets (other than sales of inventory in the ordinary course of business), mergers with or acquisitions of other businesses and certain amendments to the Company’s Certificate of Incorporation and By-Laws.

The Credit Facility also contains events of default.  The events of default include, but are not limited to, nonpayment of any of the Company’s obligations to Gibraltar, a failure by the Company to perform any of its covenants under the loan and security agreement for the Credit Facility or other related loan documents, a breach by the Company of any of its representations and warranties set forth in the loan and security agreement or other related loan documents, the occurrence of a condition or event that has a material adverse effect on the Company or if the Company’s current Chief Executive Officer or Chief Financial Officer is no longer employed in a senior management position at the Company.  Certain events of default (for example, certain payment obligations and a change in the current Chief Executive Officer or Chief Financial Officer of the Company) have cure or grace periods.

Upon the occurrence of an event of default, Gibraltar may terminate the Credit Facility and not extend further credit to the Company, declare upon notice to the Company all amounts then outstanding under the Credit Facility to be immediately due and payable, charge a default rate of interest, take possession of and sell assets of the Company that constitute collateral for the Credit Facility and exercise any other rights and remedies that Gibraltar may have.

In order for the Company to be in compliance with its net income (loss) financial covenants under the Credit Facility, our net loss for the nine months ended September 29, 2012 and for the year ended December 31, 2012 must not exceed $3.5 million.  The Company was in compliance with this financial covenant for the nine months ended September 29, 2012.  However, management believes it is probable that the Company will not be in compliance with this financial covenant for the year ended December 31, 2012.  As such, we will need to seek a waiver of this likely noncompliance from Gibraltar.

In addition, based upon management’s current financial projections, management believes it is probable that the Company will not be in compliance with the net income (loss) financial covenants under the Credit Facility in 2013.  The financial covenants for 2013 were established in 2012 and at a time when management’s operating plan for 2013 had not yet been prepared.  Although management is still in the process of finalizing our 2013 operating plan, management believes that the current net income (loss) financial covenant for the first three quarters in 2013 and for the year ending December 31, 2013, as set forth in the Waiver and Loan Modification Agreement attached as Exhibit 10.1 to this Form 10-Q, will need to be amended.

In this regard, we have initiated discussions with Gibraltar regarding obtaining a waiver of our probable noncompliance with our net income (loss) financial covenant for the year ended December 31, 2012 as well as an amendment to our financial covenants for 2013.  If Gibraltar grants such a waiver and amends the covenants for 2013, it is possible that Gibraltar may impose additional conditions and require other concessions from the Company beyond what Gibraltar required as a condition to providing its previous waiver of the Company’s noncompliance with the net income (loss) financial covenant under the Credit Facility for the six months ended June 30, 2012.  We also are discussing with Gibraltar the possibility of including eligible inventory to our borrowing base as a means to assure that we have adequate credit availability under our Credit Facility.

There is no assurance that Gibraltar will grant such a waiver or agree to such an amendment.  In the event that Gibraltar is unwilling to agree to the waiver and amend the net income (loss) financial covenants for 2013 to levels that the Company believes it can achieve, then Gibraltar could declare an event of default, terminate the Credit Facility and not extend further credit to the Company, declare upon notice to the Company all amounts then outstanding under the Credit Facility to be immediately due and payable, charge a default rate of interest, take possession and sell assets of the Company that constitute collateral for the Credit Facility and exercise any other rights and remedies that Gibraltar may have.  Any of these actions would adversely affect our liquidity, business and ability to continue to operate.

Further, if our trade creditors were to impose unfavorable terms on us, this could negatively impact our ability to obtain raw materials, products and services on acceptable terms.  We have implemented expense controls and limitations on capital expenditures to conserve cash at the present time.

Because we presently are incurring losses, the continued availability of credit under our Credit Facility is critical to meeting our short term liquidity needs and to our ability to continue to operate.  Assuming that Gibraltar grants the waiver and agrees to the amendment discussed above, the Company expects additional borrowings under the Credit Facility in the fourth quarter of 2012 and throughout 2013.

Index

Note 8.  Employee Stock Ownership Plan

Chromcraft Revington sponsors the Employee Stock Ownership and Savings Plan (the “Plan”) which consists of the following two components:  (i) a leveraged employee stock ownership plan qualified under Section 401(a) of the Internal Revenue Code (the “Code”) which is designed to invest primarily in Company stock (the “ESOP”); and (ii) a qualified cash or deferred arrangement under Code Section 401(k) (the “401(k) Plan”).  The Plan covers substantially all employees who have completed six months of service with the Company.  The Company matching contribution with respect to participants’ pre-tax contributions to the 401(k) Plan for the 2011 plan year was made to the ESOP.  The Company matching contribution with respect to participants’ pre-tax contributions to the 401(k) Plan for the 2012 plan year is expected to be made to the ESOP.

When the ESOP was established, Chromcraft Revington loaned $20,000 to the ESOP Trust to finance the ESOP’s purchase of common stock of the Company.  The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum.  Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust’s repayment obligation under the loan to the ESOP from the Company.  The unallocated shares of Company common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company’s loan to the ESOP Trust.  As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of total debt service paid in the year.  Unearned ESOP shares are reported as a reduction of stockholders’ equity as reflected in the Consolidated Statement of Stockholders’ Equity of the Company.  As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  ESOP compensation expense for the three and nine months ended September 29, 2012 was $33 and $106, respectively, compared to $48 and $122, respectively, for the prior year periods.

ESOP shares at September 29, 2012 and December 31, 2011, respectively, consisted of the following:

	September 29,	December 31,
	2012	2011
Allocated ESOP shares	401,624	301,357
Unearned ESOP shares	1,281,795	1,332,546
Total ESOP shares	1,683,419	1,633,903
Unearned ESOP shares, at cost	$12,818	$13,325
Fair value of unearned ESOP shares	$974	$1,452

Index

Note 9.  Income Taxes

At September 29, 2012 and December 31, 2011, the Company maintained a full valuation allowance against the entire net deferred income tax balance after considering relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carryforwards, and the ability to generate future taxable income.  The Company expects to maintain a full valuation allowance on its entire net deferred tax assets in 2012.

The Company assumed a deferred income tax liability in the amount of $238 as part of its acquisition of EOC.  As a result of this business combination, the Company recorded a deferred income tax benefit of $238 for the three and nine months ended September 29, 2012.  The Company estimates the deferred income tax liability will provide future taxable income to offset future taxable expense and, as such, has reduced its valuation allowance.

Note 10.  Loss per Share of Common Stock

Due to the net loss in the three and nine months ended September 29, 2012 and October 1, 2011, loss per share, basic and diluted, are the same, as the effect of potential issuances of common stock would be antidilutive.  There were 135,736 and 370,800 shares at September 29, 2012 and October 1, 2011, respectively, which were issuable upon the exercise of outstanding stock options, at a weighted average exercise price of $12.79 and $11.58, respectively.    In addition, there were 139,043 and 275,000 shares of restricted stock outstanding at September 29, 2012 and October 1, 2011, respectively, for which vesting was contingent upon future performance and/or service conditions.

Note 11.  Recently Issued Accounting Standards

There have been no recent accounting standards or changes in accounting standards during the nine months ended September 29, 2012, that are of significance, or potential significance to the Company, as compared to the recent accounting standards described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 12.  Management’s Plans for Operations

The Company incurred a net loss of $717 and $3,437, respectively, for the three and nine months ended September 29, 2012 compared to $1,042 and $4,100 for the same periods in 2011.  The decrease in the net loss of $325 for the third quarter of 2012 compared to the same period in 2011 was primarily due to a $238 deferred income tax benefit resulting from the final allocation of the purchase price of EOC to the assets acquired and liabilities assumed.

 In order for the Company to be in compliance with its net income (loss) financial covenants under the Credit Facility, our net loss for the nine months ended September 29, 2012 and for the year ended December 31, 2012 must not exceed $3,500.  The Company was in compliance with this financial covenant for the nine months ended September 29, 2012.  However, management believes it is probable that the Company will not be in compliance with this financial covenant for the year ended December 31, 2012.  As such, we will need to seek a waiver of this likely noncompliance from Gibraltar.

In addition, based upon management’s current financial projections, management believes it is probable that the Company will not be in compliance with the net income (loss) financial covenants under the Credit Facility in 2013.  The financial covenants for 2013 were established in 2012 and at a time when management’s operating plan for 2013 had not yet been prepared.  Although management is still in the process of finalizing our 2013 operating plan, management believes that the current net income (loss) financial covenant for the first three quarters in 2013 and for the year ending December 31, 2013, as set forth in the Waiver and Loan Modification Agreement attached as Exhibit 10.1 to this Form 10-Q, will need to be amended.

In this regard, we have initiated discussions with Gibraltar regarding obtaining a waiver of our probable noncompliance with our net income (loss) financial covenant for the year ended December 31, 2012 as well as an amendment to our financial covenants for 2013.  If Gibraltar grants such a waiver and amends the covenants for 2013, it is possible that Gibraltar may impose additional conditions and require other concessions from the Company beyond what Gibraltar required as a condition to providing its previous waiver of the Company’s noncompliance with the net income (loss) financial covenant under the Credit Facility for the six months ended June 30, 2012.  We also are discussing with Gibraltar the possibility of including eligible inventory to our borrowing base as a means to assure that we have adequate credit availability under our Credit Facility.

Index

Management has continued its efforts to reduce its net losses to improve the Company’s financial performance and to be in compliance with the financial and other covenants in the Credit Facility for the fiscal year ended December 31, 2012.   These efforts focus on increasing sales volume in both the residential and commercial product markets.   Management’s anticipation of future growth is not contingent solely upon a significant improvement in the economic conditions for the furniture industry, but instead on identifying key opportunities in the residential and commercial product markets and providing the product and strong service to exceed our customers’ expectations.  These efforts also focus on gross margin improvement, primarily by implementing identified cost reductions and improving efficiencies in its operating facilities and supply chain process, as well as exploring pricing opportunities.  In addition, the Company will continue to closely monitor and control its selling, general and administrative expenses to be in line with its revenues.  We recently reorganized our sales management team to provide a more focused approach to increasing sales which resulted in reduced headcount and annual savings going forward of approximately $500.  Management is also revising its operating plan beyond 2012.

There is no assurance that Gibraltar will grant such a waiver or agree to such an amendment.  In the event that Gibraltar is unwilling to agree to the waiver and amend the net income (loss) financial covenants for 2013 to levels that the Company believes it can achieve, then Gibraltar could declare an event of default, terminate the Credit Facility and not extend further credit to the Company, declare upon notice to the Company all amounts then outstanding under the Credit Facility to be immediately due and payable, charge a default rate of interest, take possession and sell assets of the Company that constitute collateral for the Credit Facility and exercise any other rights and remedies that Gibraltar may have.  Any of these actions would adversely affect our liquidity, business and ability to continue to operate.

Further, if our trade creditors were to impose unfavorable terms on us, this could negatively impact our ability to obtain raw materials, products and services on acceptable terms.  We have implemented expense controls and limitations on capital expenditures to conserve cash at the present time.

Because we presently are incurring losses, the continued availability of credit under our Credit Facility is critical to meeting our short term liquidity needs and to our ability to continue to operate.  Assuming that Gibraltar grants the waiver and agrees to the amendment discussed above, the Company expects additional borrowings under the Credit Facility in the fourth quarter of 2012 and throughout 2013.

Under our Directors Stock Plan, our non-employee directors are granted an annual award of either restricted common stock or stock options of the Company.  There were an insufficient number of shares authorized and available for issuance to satisfy the full amount of the 2012 restricted stock award to our non-employee directors under our Directors Stock Plan.  Accordingly, our non-employee directors agreed to receive fewer shares of restricted stock at the present time, with the understanding that the directors will receive the balance of their 2012 restricted stock award on or before the 2013 annual meeting of stockholders of the Company in such form (either in cash or stock) as will be determined by the Compensation Committee.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

A sluggish economy, weak consumer confidence, continued high levels of unemployment and reduced consumer access to credit have continued to affect demand for residential furniture in our price segment and product categories.  We anticipate the ongoing difficult environment in the residential furniture market will continue at least into the first quarter of 2013.  We believe the recent signs of marginal improvement in the housing market are tempered by the uncertainty over the outcome of the upcoming federal “fiscal cliff” which includes increased taxes and reduced federal spending scheduled for the end of 2012 and its impact on consumer spending.

Index

Shipments of residential furniture in the third quarter of 2012 were comparable to the same period in 2011.  Residential furniture sales for the third quarter of 2012 were lower as compared to the second quarter of 2012, primarily due to lower sales of dining room furniture.  The challenging economic conditions led to a slight decline in residential sales orders in the third quarter of 2012 as compared to the prior quarter.  Shipments of commercial products increased in the third quarter of 2012 compared to the second quarter of 2012, primarily due to higher sales of seating products.  Commercial shipments increased for the third quarter of 2012 compared to the prior year period, primarily due to the acquisition of EOC.  Increased commercial sales orders in the third quarter of 2012 resulted in our highest order volume since the third quarter of 2011.  We expect our acquisition of EOC, a California-based manufacturer and distributor of commercial office suites and waiting area furniture products, and with an extensive health care line, will continue to complement our current commercial product line by offering its branded products to our current customers while also expanding our customer base.

We continue to review our product offerings and reduce operating costs to be in line with our current revenue base.  A prolonged economic downturn could cause outcomes to differ materially from those expected above.

In addition to management’s plans for operations as discussed in Note 12 to the Condensed Consolidated Financial Statements, we recently reorganized our sales management team to provide a more focused approach to increasing sales which resulted in reduced headcount and annual savings going forward of approximately $0.5 million.  We will continue to closely monitor opportunities for further cost reductions and improved efficiencies.

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Operations of Chromcraft Revington for the three and nine months ended September 29, 2012 and October 1, 2011 expressed as a percentage of sales.

	Three Months Ended				Nine Months Ended
	September 29,		October 1,		September 29,		October 1,
	2012		2011		2012		2011
Sales	100.0%		100.0%		100.0%		100.0%
Cost of sales	80.6		81.0		80.9		83.0
Gross margin	19.4		19.0		19.1		17.0
Selling, general and administrative expenses	25.5		26.4		26.7		26.8
Operating loss	(6.1)		(7.4)		(7.6)		(9.8)
Interest expense	(0.9)		(0.5)		(1.2)		(0.5)
Loss before income tax benefit	(7.0)		(7.9)		(8.8)		(10.3)
Income tax benefit	1.8		-		0.6		-
Net loss	(5.2	) %	(7.9	) %	(8.2	) %	(10.3	) %

Index

2012 Compared to 2011

Consolidated sales for the three and nine months ended September 29, 2012 of $13.7 million and $41.7 million, respectively, represented a 3.4% and 5.6% increase, respectively from the same periods last year.

Shipments of residential furniture for the three months ended September 29, 2012 were comparable to the prior year period, resulting primarily from an increase in shipments of home entertainment furniture offset by lower sales of dining room furniture.  The lower sales of dining room furniture reflected the impact of continued weakness in consumer demand for residential products in our price segment which we believe is consistent with industry trends; the continuing economic difficulties which reflect the ongoing labor market struggles and reduced consumer access to credit.  Commercial furniture shipments for the third quarter of 2012 were higher than the same period last year due to sales of office suites and waiting area furniture, primarily to the health care industry resulting from our acquisition of EOC in March of 2012.

Shipments of residential furniture for the nine months ended September 29, 2012 were comparable to the prior year period.  Shipments of commercial furniture for the nine months ended September 29, 2012 were higher than the same period in 2011 due to shipments of office suites and waiting area furniture products, primarily to the health care industry, and, to a lesser extent, increased sales of seating products.  The consolidated sales increase for the three months and nine months ended September 29, 2012 compared to the same periods in 2011 was primarily due to higher unit volume.

Gross margin was $2.7 million, or 19.4% of net sales, for the third quarter of 2012 compared to $2.5 million, or 19.0% of net sales, for the prior year period.  The incremental gross margin contributed by EOC products and lower import sourcing expense in the third quarter of 2012 was partially offset by higher labor costs as compared to the third quarter of 2011.

Gross margin for the nine months ended September 29, 2012 was $8.0 million, representing an 18.6% increase over the $6.7 million gross margin in the prior year period.  The higher gross margin in the nine months ended September 29, 2012 as compared to the same period last year was primarily due to a favorable product sales mix, lower import sourcing expense and increased sales.

Selling, general and administrative expenses were 25.5% of net sales in the three months ended September 29, 2012 as compared to 26.4% of net sales in the prior year period.  The decreased percentage was primarily due to the spreading of certain fixed costs over a higher sales volume for the third quarter of 2012 as compared to the prior year period.  Selling, general and administrative expenses for the nine months ended September 29, 2012 were $11.1 million, or 26.7% of net sales as compared to $10.6 million, or 26.8% of net sales in the prior year period.  The increase in selling, general and administrative expenses for the nine months ended September 29, 2012 compared to the prior year period was primarily a result of the operating expenses of EOC and $0.2 million in fees resulting from the termination of our revolving credit facility with FBCC in April 2012.

Index

Net interest expense, which includes Credit Facility fees, was $0.1 million and $0.5 million for the three months and nine months ended September 29, 2012, respectively, compared to $0.1 million and $0.2 million for the prior year periods, respectively.  The increase for the nine months ended September 29, 2012 compared to the prior year period was primarily due to the write-off of deferred financing fees resulting from the termination of the credit facility with FBCC in April 2012 and $0.1 million in interest expense on borrowings on our revolving credit facility in 2012.

The Company recorded a deferred income tax benefit of $238 for the three and nine months ended September 29, 2012, respectively, as compared to $0 and $0, respectively, for the same periods in 2011.  The tax benefit in 2012 resulted from the final allocation of the purchase price of EOC to the assets acquired and liabilities assumed.  At December 31, 2011 and 2010, the Company maintained a full valuation allowance against the entire net deferred income tax balance.  The Company expects to maintain a full valuation allowance on its entire net deferred tax assets at December 31, 2012.

Financial Condition, Liquidity and Capital Resources

Working capital, excluding cash, the revolving credit facility and the effect of the acquisition of EOC, decreased $2.1 million in the first nine months of 2012 primarily due to a decrease in accounts receivable and an increase in accounts payable. Accounts receivable decreased at the end of the third quarter of 2012 compared to December 31, 2011 primarily due to lower sales in the third quarter of 2012 as compared to the fourth quarter of 2011, which experienced high sales volume late in the quarter.  The increase in accounts payable at September 29, 2012 compared to December 31, 2011 is primarily due to the Company’s efforts to limit borrowings on the Company’s revolving credit facility.

 Operating activities of the Company used $1.1 million of cash in the first nine months of 2012 as compared to $2.6 million of cash used in the prior year period.  The reduction in cash used for operating activities in the first nine months of 2012 compared to the prior year period was primarily due to an increase in cash from net working capital and a lower operating loss.

Investing activities includes the Company’s purchase of EOC for $0.5 million, of which $0.1 million was paid at closing, net of cash acquired, and the balance of the purchase price will be paid in equal quarterly installments which began in July 2012 and will end April 2015. Investing activities also includes capital expenditures of $0.1 million for the first nine months of 2012. The Company expects to spend approximately $0.2 million for capital expenditures in 2012.

Financing activities provided $1.4 million in the first nine months of 2012 which includes $1.5 million of net borrowings on the Company’s revolving credit facility, primarily to fund the cash used in operating activities.

The Company had an outstanding loan balance of $2.4 million and approximately $2.5 million of availability under the Credit Facility at September 29, 2012.  The Company had approximately $1.9 million of availability under the Credit Facility at November 9, 2012.  Availability fluctuates from time to time during any given period based on the amount of the Company’s eligible accounts receivable, lockbox receipts, and outstanding advances under the Credit Facility.

Index

In order for the Company to be in compliance with its net income (loss) financial covenants under the Credit Facility, our net loss for the nine months ended September 29, 2012 and for the year ended December 31, 2012 must not exceed $3.5 million.  The Company was in compliance with this financial covenant for the nine months ended September 29, 2012.  However, management believes it is probable that the Company will not be in compliance with this financial covenant for the year ended December 31, 2012.  As such, we will need to seek a waiver of this likely noncompliance from Gibraltar.

In addition, based upon management’s current financial projections, management believes it is probable that the Company will not be in compliance with the net income (loss) financial covenants under the Credit Facility in 2013.  The financial covenants for 2013 were established in 2012 and at a time when management’s operating plan for 2013 had not yet been prepared.  Although management is still in the process of finalizing our 2013 operating plan, management believes that the current net income (loss) financial covenant for the first three quarters in 2013 and for the year ending December 31, 2013, as set forth in the Waiver and Loan Modification Agreement attached as Exhibit 10.1 to this Form 10-Q, will need to be amended.

In this regard, we have initiated discussions with Gibraltar regarding obtaining a waiver of our probable noncompliance with our net income (loss) financial covenant for the year ended December 31, 2012 as well as an amendment to our financial covenants for 2013.  If Gibraltar grants such a waiver and amends the covenants for 2013, it is possible that Gibraltar may impose additional conditions and require other concessions from the Company beyond what Gibraltar required as a condition to providing its previous waiver of the Company’s noncompliance with the net income (loss) financial covenant under the Credit Facility for the six months ended June 30, 2012.  We also are discussing with Gibraltar the possibility of including eligible inventory to our borrowing base as a means to assure that we have adequate credit availability under our Credit Facility.

There is no assurance that Gibraltar will grant such a waiver or agree to such an amendment.  In the event that Gibraltar is unwilling to agree to the waiver and amend the net income (loss) financial covenants for 2013 to levels that the Company believes it can achieve, then Gibraltar could declare an event of default, terminate the Credit Facility and not extend further credit to the Company, declare upon notice to the Company all amounts then outstanding under the Credit Facility to be immediately due and payable, charge a default rate of interest, take possession and sell assets of the Company that constitute collateral for the Credit Facility and exercise any other rights and remedies that Gibraltar may have.  Any of these actions would adversely affect our liquidity, business and ability to continue to operate.

Further, if our trade creditors were to impose unfavorable terms on us, this could negatively impact our ability to obtain raw materials, products and services on acceptable terms.  We have implemented expense controls and limitations on capital expenditures to conserve cash at the present time.

Because we presently are incurring losses, the continued availability of credit under our Credit Facility is critical to meeting our short term liquidity needs and to our ability to continue to operate.  Assuming that Gibraltar grants the waiver and agrees to the amendment discussed above, the Company expects additional borrowings under the Credit Facility in the fourth quarter of 2012 and throughout 2013.

Index

We will need to generate adequate cash flow from operations in the near future in order to meet our short term and long term liquidity needs.  We believe that further deterioration in our revenues would expose us to declining margins as a result of unabsorbed fixed manufacturing overhead, operating inefficiencies and an imbalance between our inventory levels and customer demand which would likely result in continued losses and reduced liquidity.  In the absence of adequate cash flow from operations, the Company will need to further restrict expenditures, sell assets, seek additional business funding or capital or consider other alternatives.

Our ability to obtain additional funding or capital would likely be limited because Gibraltar has a first-priority lien on all of our assets as collateral for our Credit Facility, and the Credit Facility contains restrictions on most other indebtedness of the Company as well as other liens on our assets without Gibraltar’s prior consent.  Our financial results also could adversely affect the availability and terms of any such funding or capital.  The loan and security agreement for our Credit Facility does allow us to incur other indebtedness at a favorable interest rate under certain government programs up to $1.5 million for capital expenditures and improvements for our Senatobia, Mississippi facility without the consent of Gibraltar.

Recently Issued Accounting Standards

There have been no recent accounting standards or changes in accounting standards during the nine months ended September 29, 2012, that are of significance, or potential significance to the Company, as compared to the recent accounting standards described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Among such risks and uncertainties that could cause actual results or outcomes to differ materially from those identified in the forward-looking statements are the impact of the current economic difficulties in the United States and elsewhere; import and domestic competition in the furniture industry; our ability to execute our business strategies; our ability to grow sales and reduce expenses to eliminate our operating losses; the recent slowdown in the U.S. office furniture market will continue; our ability to sell the right product mix; our inability to raise prices in response to increasing costs; continued credit availability under our Credit Facility and our ability to fully utilize the Credit Facility; our ability to raise additional financing, if needed; our ability to anticipate or respond to changes in the tastes or needs of our end users in a timely manner; supply disruptions with products manufactured in China, Vietnam and other Asian countries; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new home and existing home sales; financial viability of our customers and their ability to continue or increase product orders; loss of key management; other factors that generally affect business; and certain risks  set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

There were no changes in Chromcraft Revington’s internal control over financial reporting that occurred during the third quarter of 2012 that may have materially affected, or are reasonably likely to materially affect, Chromcraft Revington’s internal control over financial reporting.

PART II.  Other Information

Item 5.  Other Information

Waiver and Loan Modification Agreement with Gibraltar

On August 14, 2012, and as indicated above, the Company entered into a Waiver and Loan Modification Agreement with Gibraltar pursuant to which Gibraltar agreed to waive the Company’s noncompliance with the net income (loss) financial covenant under the Credit Facility for the six month period ended June 30, 2012.  Among other provisions contained in the Waiver and Loan Modification Agreement, and as a condition to Gibraltar executing it, is an amendment to the Credit Facility such that (a) the interest rate on advances was increased to the greater of (i) prime rate, plus 6.25%, or (ii) 9.50% per annum, and (b) the net income covenant for both the nine months ended September 29, 2012 and the year ended December 31, 2012 will be a net loss of not more than $3.5 million.  The Agreement also contains a general release of Gibraltar for any prior acts and claims, if any.

Index

Consulting Agreement with Former Named Executive Officer

As previously disclosed, Mr. William B. Massengill, the Company’s former Senior Vice President of Operations, resigned from his employment with the Company effective September 11, 2012.  On September 15, 2012, the Company entered into a consulting agreement with Mr. Massengill.  Among other provisions contained in the consulting agreement, effective September 15, 2012, Mr. Massengill will serve, on an independent contractor basis, as a consultant to the Company as may be requested by the Company’s Chief Executive Officer through June 15, 2013 effective September 15, 2012.  The Company has agreed to pay Mr. Massengill total consulting fees equal to $165,000, payable monthly in installments of $18,333.33, during the consulting period.  The Company and Mr. Massengill have agreed that the consulting fees are being paid in lieu of any severance payments that Mr. Massengill may otherwise be entitled to pursuant to his employment agreement with the Company or the Company’s severance pay policy.  Mr. Massengill continues to be bound by certain provisions of his employment agreement, including but not limited to the covenants regarding confidential information, non-competition and non-solicitation.

Severance Agreement with Vice President and Chief Financial Officer

On September 28, 2012, the Company entered into a severance agreement with Mr. James M. La Neve, the Company’s Vice President and Chief Financial Officer.  The severance agreement is not an employment agreement, and Mr. La Neve remains an employee-at-will of the Company.  The severance agreement provides, among other items, for severance payments to be made to Mr. La Neve upon his termination of employment by the Company under certain circumstances.  The severance payments provided in the severance agreement are in lieu of any severance benefits that would otherwise be payable to Mr. La Neve under any severance pay policy of the Company.  The severance agreement may be terminated by either party upon nine months’ prior written notice to the other or upon not less than ten days’ prior written notice to the other party after a six month period immediately following a change in control of the Company.

If Mr. La Neve’s employment is terminated by us for cause or by him without good reason, then Mr. La Neve will be entitled to a severance payment in a single lump sum equal to his monthly base salary for three months.  If Mr. La Neve’s employment is terminated by us without cause or by him for good reason, then we will pay him a severance payment equal to his monthly base salary for a period of nine months following his last day of employment with us.  In the event Mr. La Neve retires from the Company after reaching the age of 65, we will pay him a severance payment in a single lump sum equal to his monthly base salary for three months.

If Mr. La Neve’s employment is terminated due to death or disability, then we will pay Mr. La Neve or his estate a single lump sum equal to his monthly base salary for three months.  If Mr. La Neve terminates his employment under certain circumstances during the six month period immediately following a change in control of our Company, then we will pay him a severance payment in a single lump sum equal to his annual base salary then in effect.

The severance payments described above which are payable over monthly periods may be reduced or eliminated entirely or suspended under certain circumstances, including if Mr. La Neve obtains subsequent employment with another employer.

Index

While Mr. La Neve is employed by the Company and for a period of not less than nine months thereafter, the severance agreement prohibits Mr. La Neve from competing against the Company, from soliciting any customers or employees of the Company and from requesting any customer, supplier, vendor or others doing business with the Company to change their relationship with any of them.  At all times while Mr. La Neve is employed by the Company and thereafter, he is subject to certain confidentiality covenants.

Amendment to Employment Agreement with Chairman and Chief Executive Officer

On November 8, 2012, the Company and Mr. Ronald H. Butler, Chairman and Chief Executive Officer of the Company, entered into a second amendment to Mr. Butler’s employment agreement with the Company dated July 1, 2008, as previously amended effective December 31, 2009 (the “Employment Agreement”).  The amendment, among other items, (i) revised certain circumstances under which Mr. Butler may terminate his employment with the Company following a change in control of the Company, and (ii) provides for a severance payment to Mr. Butler equal to his monthly base salary payable for 12 months and 6 months, respectively, in the event that Mr. Butler terminates his employment with the Company under certain circumstances following a change in control of the Company or in the event that Mr. Butler elects not to extend the term of the Employment Agreement following a change in control of the Company.  Previously he would not have been entitled to any severance in either situation.

The foregoing is only a summary of the above agreements and amendments and is qualified in its entirety by reference to the agreements and amendments that are filed as exhibits to this Form 10-Q and that are incorporated herein by reference.

Index

Item 6.  Exhibits

3.1
Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

3.2	By-laws of the Registrant, as amended, filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2009, is incorporated herein by reference.

10.1	Waiver and Loan Modification Agreement, dated August 14, 2012, by and between the Registrant and Gibraltar Business Capital, LLC, (filed herewith).

10.58	Chromcraft Revington, Inc. Compensation Clawback Policy, dated August 8, 2012 (filed herewith).

10.91	Consulting Agreement dated September 14, 2012, between the Registrant and William B. Massengill (filed herewith).

10.92	Severance Agreement dated September 28, 2012, between the Registrant and James M. La Neve (filed herewith).

10.97	Amendment No. 2 dated November 8, 2012, to the Employment Agreement between the Registrant and Ronald H. Butler (filed herewith).

31.1	Certification of Chief Executive Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Vice President and Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Chromcraft Revington, Inc.
(Registrant)

Date: November 13, 2012	By:	/s/ Ronald H. Butler
Ronald H. Butler,
Chairman and Chief Executive
Officer

Date: November 13, 2012	By:	/s/ James M. La Neve
James M. La Neve,
Vice President and Chief Financial
Officer