Form 10-K
period 2012-12-31
CHROMCRAFT REVINGTON INC
filed 2013-06-20
CIK 884130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

(765) 807-2640
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each
Title of each class	exchange on which registered
Common Stock, $.01 par value	NYSE MKT*

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

As of May 23, 2013 there were 6,490,311 shares of the registrant’s common stock ($.01 par value) outstanding.  The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $6.3 million (based upon the closing price of the registrant’s common stock, as reported by the NYSE MKT).

* The registrant delisted its common stock from the NYSE MKT effective with the close of trading on April 29, 2013.

Index

Index
PART I

Item 1.	Business

General

Chromcraft Revington, Inc. (“Company”, “we”, “our”), a Delaware corporation incorporated in 1992, is engaged in the design, import, manufacture and marketing of residential and commercial furniture.  We are headquartered in West Lafayette, Indiana with furniture manufacturing, warehousing and distribution operations in Senatobia, Mississippi and Compton, California; and through the second quarter of 2013, warehouse and distribution operations in Delphi, Indiana.  Effective with the close of trading on April 29, 2013, the Company voluntarily delisted its common stock from the NYSE MKT.  Its common stock began trading under the ticker symbol “CRCV” on the OTC Pink Marketplace,  commencing April 30, 2013.  On May 30, 2013 the Company acquired ownership of its Senatobia facility and land through a property exchange with Tate County, Mississippi.

On April 18, 2013, the Company announced that it had entered into a non-binding letter of intent and term sheet with RMMJ LLC, a Delaware limited liability company led by Ronald H. Butler, Chairman and Chief Executive Officer of the Company, for the purpose of effecting a possible acquisition of the Company.  The non-binding letter of intent and term sheet contemplates structuring the transaction such that a subsidiary of RMMJ would be merged with and into the Company with the Company surviving the merger and becoming a subsidiary of RMMJ (the “Proposed Transaction”).  The non-binding letter of intent and term sheet also contemplates a $5 million valuation of the Company with record stockholders receiving cash in exchange for each common share held based upon a final valuation amount and the number of shares then outstanding.  Shares held by members and affiliates of RMMJ and shares held under the Company’s Employee Stock Ownership and Savings Plan (the “Plan”) are not expected to be cashed out in connection with the closing of the Proposed Transaction as RMMJ expects to maintain the Plan post-closing.  The Company and RMMJ are currently in negotiations and have not yet finalized or entered into a definitive agreement regarding the Proposed Transaction.  No assurances can be made that the Company and RMMJ will enter into any such definitive agreement, including an agreement containing terms consistent with those described above.  Further, the Company’s entry into any such definitive agreement will require the approval of the independent members of the Company’s Board of Directors.  Additionally, the definitive agreement will require the approval of the holders of a majority of the Company’s outstanding common stock.

On March 20, 2012, the Company acquired Executive Office Concepts (“EOC") through a stock purchase for a total consideration of $509, of which $200 was paid at closing, and the balance to be paid in equal quarterly installments beginning July 1, 2012, and ending April 1, 2015.  EOC is a manufacturer and distributor of commercial furniture, primarily within the health care sector.

We are manufacturing and distributing dining room and commercial furniture from our Senatobia, Mississippi facility; manufacturing and distributing office suites and waiting area seating furniture from our Compton, California facility, warehousing and distributing occasional, home entertainment, dining room and bedroom case goods furniture from our Delphi, Indiana facility; and performing administrative and finance functions at our corporate headquarters office in West Lafayette, Indiana.  In January 2013, we announced our plans to consolidate our Delphi, Indiana operations into our Senatobia, Mississippi operations, which is in the final stages of completion.  We are considering various options regarding the Delphi facility and equipment.

Index

The Company markets its residential furniture products under the primary brands of Chromcraft®, Peters-Revington®, Cochrane®, and CR Kids & Beyond®.  The Chromcraft® brand is also used in the commercial furniture markets along with Executive Office Concepts™.

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

The Cochrane® brand provides custom-design wood casual dining room furniture, allowing consumers to personalize their dining tables, chairs and china cabinets by selecting from a kiosk unit various wood finishes and styling, chair fabrics, hardware, accent finishes and table sizes and shapes. Non-customizable dining furniture styles are also offered at mid-to-high price points.  The Cochrane® brand case goods selection also includes mid-priced bedroom furniture.

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

The Executive Office Concepts™ brand is used for office suites, waiting area seating, and furniture for the health care sector.

Our Company markets and sells its residential furniture primarily to independent furniture retailers and regional furniture chains.

Chromcraft’s commercial furniture is sold primarily to office furniture dealers, wholesalers, distributors, furniture rental stores and contract customers, who in turn historically have sold these products to federal, state, and local government entities.

Significant customers include Nebraska Furniture Mart, Synergy Business Environments, Dinettes Unlimited, Staples, Dancker, Sellew, & Douglas, Wrightline, Wolf and the General Services Administration (GSA).  No material amount of our sales is dependent upon a single customer.  Sales outside the U.S. represent approximately one percent of total sales.

Index
The furniture industry has evolved to a global supply chain and foreign manufacturers have used substantially lower labor costs and somewhat lower material costs to achieve a competitive advantage over U.S. based manufacturers.

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

Certain Risks

The furniture industry generally and our business specifically are subject to a variety of risks. The risks described below should be considered in conjunction with the other disclosures in this annual report. Should any of these risks materialize, our business, results of operations and future prospects might be negatively impacted. There may be other risks that are presently unknown to us that could affect our business. The identified risks that are currently affecting our business and its ability to return to profitability include, among others, the following:

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

•
Our ability to stay in compliance with the provisions of our loan agreement relating to our revolving credit facility is critical to our continuing pursuit of profitability. While we expect to comply with the loan agreement, in the event that we are in default, the lender could declare all obligations then outstanding to be immediately due, terminate the credit facility extended to the Company and take certain other actions as a secured party, which could adversely affect our liquidity, our business relationships with certain customers and vendors and our ability to continue as a going concern.

•	Economic conditions deteriorated significantly in the United States and worldwide in recent years. Sales of residential furniture remain depressed due to weak consumer confidence and a number of ongoing factors in the global economy that have negatively impacted consumers’ discretionary spending. These ongoing factors included lower home values, prolonged foreclosure activity throughout the U.S., a weak market for home sales, reduced levels of new home construction, continued high levels of unemployment and reduced access to consumer credit. These factors are outside of our control, but have a direct impact on our sales due to resulting weak levels of consumer confidence and reduced consumer spending. These conditions have resulted in a decline in our sales and earnings and could continue to impact our sales, earnings and liquidity in the future. While access to consumer credit and the housing market have shown early signs of improvement beginning in 2012, we believe this is tempered by the uncertainty of whether this improvement will continue through 2013 and beyond. The general level of consumer spending is also affected by a number of other factors, including, among others, general economic conditions and inflation, which also are generally beyond our control.

•	Residential furniture is a highly styled product subject to trends and consumer tastes that can change rapidly. If we are unable to anticipate or respond to changes in trends and consumer tastes in a timely manner or to otherwise forecast demand accurately, we may lose sales and have excess inventory (both raw materials and finished goods), both of which could result in a decrease in our sales and earnings.

Index

•	Competition from a number of foreign and domestic manufacturers that are larger and have greater resources than the Company could adversely impact our results. The furniture industry remains very competitive and fragmented. Foreign producers constitute a much greater portion of the competitive landscape and, accordingly, our margins may be impacted by pricing pressures or by rising supplier costs. Container freight rates can vary depending upon demand, availability and fuel prices. In addition, some of our larger retail furniture customers could decide to directly source some of the products that they currently purchase from us.

•	The continuing shift in the U.S. furniture industry from domestic based manufacturing to foreign sourced products as well as the realignment of distribution channels and customer buying patterns from primarily traditional furniture stores to include specialty/lifestyle stores and internet sales could decrease future sales and gross margins since most of our customers are traditional furniture stores.

•	The Company operates a manufacturing plant which includes a distribution center in Senatobia, Mississippi. Products shipped from this facility range from products requiring significant fabrication and finishing, which accounted for approximately 54% of our consolidated net sales in 2012, to ready-to-ship imported products. While the Company maintains business interruption insurance, the occurrence of a fire or natural disaster event at this facility, or affecting our supply of sourced components, may impact future sales until such time as the Company can re-establish routine sourcing or adjust its business model appropriately to respond to such circumstances. The Company acquired Executive Office Concepts, Inc. in 2012, which operates the Company’s only other manufacturing center in Compton, California. Products shipped from this facility accounted for less than 5% of our consolidated net sales in 2012.

•	We are subject to federal, state, and local laws and regulations on environmental protection at our current and former plant sites. We engage in remedial and other compliance activities at certain of these sites. Management analyzes each site and has recorded a liability for estimated probable future costs. However, the timing and ultimate magnitude of costs for compliance with these environmental laws are difficult to predict and could reduce our future earnings.

•	Pressure to reduce deficit spending at various government entities that routinely purchase directly or indirectly seating and tables from our commercial division could adversely impact sales, margins, plant overhead and operating costs. In particular, the recent federal sequester has had a negative impact on sales from our commercial division.

•	Uncertainties associated with our increased reliance on foreign sourced products, such as the ability to purchase goods that meet our manufacturing and quality specifications at acceptable prices and delivery schedules, the political stability in the countries where we source products and the value of the U.S. dollar against other foreign currencies could significantly impact our ability to obtain competitively priced products for sale to our customers. Our ability to maintain the continuous flow of properly priced products could be severely interrupted by changes occurring outside the U.S. While we source our purchases in U.S. dollars, we are only protected against currency risk for the purchase orders we have in place. In addition, any interruption of delivery by our foreign sources could disrupt our supply of products to our customers causing delays in deliveries to them and possible cancelation of orders.

Index

•	If our trade creditors were to impose unfavorable terms on us, it would negatively impact our ability to obtain products and services on acceptable terms.

•	There can be no assurance as to our ability to adequately meet our anticipated cash requirements for working capital purposes and normal capital expenditures from our cash and available borrowings under our revolving credit facility. The economic downturn, particularly the slowdown in housing activity, has negatively impacted our ability to accurately forecast our results of operations and cash position. A continued recessionary environment may result in deterioration of our revenues from what we anticipate. We believe further deterioration in revenues would expose us to declining margins as a result of unabsorbed manufacturing overhead, operating inefficiencies and an imbalance between our inventory levels and customer demand which would likely result in continued losses.

•	We need to generate adequate cash flow from operations to meet our short and long term liquidity needs. In the absence of adequate cash flow from operations in the immediate future, we will need to further restrict expenditures, sell assets, seek additional business funding, raise additional capital or explore other alternatives, including a sale or liquidation of the Company. Our ability to obtain additional funding on favorable terms, or at all, at the time we would need such funding would likely be adversely affected because all of our assets have been secured as collateral for our existing revolving credit facility and because our financial results could adversely affect the availability and terms of any such funding. Failure to secure any necessary additional funding would have a material adverse effect on our operations and ability to continue as a going concern.

•	Our ability to retain management and other key employees in light of current industry conditions is important to our ability to implement our business strategy and return to profitability.

Products

We market our residential furniture products under the Chromcraft®, Peters-Revington®, CR Kids & Beyond®, and Cochrane® brands.  The Chromcraft® brand is also used in the commercial furniture markets, along with the Executive Office Concepts® brand.  Brands are primarily used to focus on specific market niches.

Dining Room Furniture
We manufacture, source and market dining furniture for use in dining rooms, great rooms, breakfast rooms and kitchens.  Dining furniture includes a broad line of tables, armed and side chairs, counter and bar height stools, buffets and china cabinets in a wide range of designs.

Index
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

Bedroom Furniture
This case goods category is addressed by two of our brands.  Cochrane® products are available in various wood finishes, solids and veneers utilizing our global sourcing model. CR Kids & Beyond® brand offers selections for the youth and “tween” markets.  Youth products combine solids, veneers and metal.

Commercial Furniture
Commercial furniture products are sold under the Chromcraft® and Executive Office Concepts® brands and include office chairs, conference, meeting room and training tables, office suites, and lounge-area seating furniture for airports and other public waiting areas.  Office chairs are offered in various grades and colors of fabric, vinyl or leather and include executive, ergonomic and computer task models.  Also, a limited number of commercial chairs are imported to broaden product offerings.  The Company’s commercial brand furniture mainly sells at mid-market price points and is marketed primarily through commercial dealers.

Sales and Distribution

We use independent representatives to sell our residential and commercial offerings to customers.

Index

There are many channels of furniture distribution including independent furniture stores, national and regional chains, office furniture stores, rental/rent-to-own stores, specialty/lifestyle stores, department stores, catalogs, wholesale clubs, internet based retailers and manufacturer dedicated stores.  We market and sell our residential furniture primarily to independent furniture retailers and regional furniture chains.  Chromcraft’s commercial furniture is sold primarily to office furniture dealers, wholesalers, distributors, furniture rental stores and contract customers, who in turn historically have sold these products to federal, state, and local government entities.

Significant customers include Nebraska Furniture Mart, Synergy Business Environments, Dinettes Unlimited, Staples, Dancker, Sellew & Douglas, Wrightline, Wolf and the General Services Administration (GSA).  No material amount of our sales is dependent upon a single customer.  Sales outside the U.S. represent approximately one percent of total sales.

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

Manufacturing and Global Sourcing

We operate a metal and wood furniture manufacturing facility that fabricates, machines, finishes and assembles commercial seating, training tables, task tables and casual dining furniture, a facility that produces office suites and waiting area seating, along with a manufacturing agreement with a third party for the assembly of certain casual dining furniture products.  We use agents and our own personnel to purchase furniture from overseas suppliers primarily located in China and Vietnam.  Suppliers are selected by their ability to provide high quality products on a timely basis and at competitive prices.  Agents and Company personnel perform quality control inspections at supplier locations.

We believe there are an adequate number of suppliers to source furniture overseas.  Imported furniture is purchased in U.S. dollars and, as a result, Chromcraft Revington is not subject to foreign currency exchange risk with respect to purchases that we make once we have entered into a purchase order.

Raw Materials

The major raw materials used in manufacturing our products are steel, plastics, wood, glass, chair mechanisms, fiberboard, finishing materials, hardware, cartons, fabric and foam.  We believe that supplies of raw materials are available in sufficient quantities from an adequate number of suppliers.  No significant shortages of raw materials were experienced during 2012.

Index
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

License Agreement

Our license agreement with Southern Living for the exclusive use of a trademark and accompanying logo design in connection with the manufacturing, marketing and distribution of certain categories of furniture expired June 30, 2012.  The license agreement was not renewed.

Associates

We employ a total of approximately 280 people.  None of the associates are represented by a collective bargaining agreement.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

Not applicable.

Index
Item 2.	Properties

The following table summarizes the Company’s principal facilities as of May 31, 2013:

Location	Square Feet	Operations	Product	Own/Lease
West Lafayette, IN	4,500	Headquarters		Lease
Delphi, IN (1)	519,000	Warehousing/	Occasional/	Own
		Distribution	Dining room/
			Entertainment/
			Bedroom/Accents/
			Youth
Senatobia, MS (2)	560,000	Manufacturing/	Dining room/	Own
		Distribution	Commercial
Compton, CA	60,000	Manufacturing/	Commercial	Lease
		Distribution
High Point, NC, Las Vegas, NV, and	19,000	Showrooms		Lease
Chicago, IL

(1)	In January 2013, the Company announced its plans to consolidate operations at this facility into its Senatobia facility. The Company is considering various options regarding the Delphi facility and equipment.

(2)	On May 30, 2013, the Company acquired ownership of this facility and approximately 59.86 acres of land pursuant to a property exchange with Tate County, Mississippi. See the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2013 for more information regarding this transaction.

We also use a contract manufacturing and distribution facility in Logansport, Indiana and lease trucks, trailers and other transportation equipment.  We believe our properties and equipment are maintained in good operating condition and are adequate to support present operations.  We are not utilizing all of our productive capacity.  All of the owned properties and equipment are pledged as collateral under the Company’s credit facility.  The Company’s lender is also entitled to a first priority lien on rent and leases at the Delphi and Senatobia properties.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Index
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

For 2012 and 2011, respectively, Chromcraft Revington’s common stock was traded on the NYSE MKT (formerly the NYSE Amex) under the ticker symbol “CRC”.  The following table sets forth the high and low prices of the common stock, as reported by the NYSE MKT, for the periods indicated:

	2012		2011
	High	Low	High	Low
First quarter	$1.52	$1.08	$2.34	$1.67
Second quarter	1.40	1.07	1.93	1.45
Third quarter	1.34	0.60	1.49	0.97
Fourth quarter	0.79	0.42	1.33	0.96

Effective with the close of trading on April 29, 2013, the Company voluntarily delisted its common stock from the NYSE MKT.  Its common stock began trading under the ticker symbol “CRCV” on the OTC Pink Marketplace, operated by the OTC Markets Group, commencing April 30, 2013.  As of that date, investors and other interested parties were able to view the Real Time Level II stock quotes for CRCV at http://www.otcmarkets.com/stock/CRCV/quote.  Although the Company expects to be quoted on the OTC Pink Marketplace, the Company can provide no assurance that any trading market for the Company’s securities will exist on the OTC Pink Marketplace.

The Company filed a Form 15 with the Securities and Exchange Commission (“SEC”) on April 29, 2013 in order to terminate the registration of its common stock under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Company expects the deregistration to become effective 90 days after the filing date if there are no objections from the SEC.  The Company’s SEC reporting obligations under Sections 13 and 15(d) of the Exchange Act, including its obligations to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, were immediately suspended upon filing of the Form 15 and will remain suspended unless the SEC denies the effectiveness of the Form 15, in which case the Company would be required to file all such reports within 60 days of such denial.  As of the date of this filing, the Company has not received any such notice from the SEC.

As of May 23 2013, there were approximately 241 security holders of record of Chromcraft Revington’s common stock.  The Company has never paid any cash dividends on its outstanding common stock.  In addition, Chromcraft Revington’s revolving credit facility restricts the payment of cash dividends, and the Company does not intend to pay cash dividends in the foreseeable future.  On May 23, 2013, the closing price of Chromcraft Revington’s common stock was $0.58 as reported by the OTC Pink Marketplace.

Index

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2012 with respect to the Company’s equity compensation plans under which equity securities of the Company are authorized for issuance.

	Number of securities	Weighted average
	to be issued upon	exercise price of	Number of
	exercise of outstanding	outstanding options,	securities
Plan Category	options, warrants and rights	warrants and rights	remaining(1)
Equity compensation plans approved by security holders (2)	135,736	$12.79	571,354	(3)

Equity compensation plans not approved by security holders (4)	-	-	-
Total	135,736	$12.79	571,354

(1)	Available for future issuance under equity compensation plans (excluding securities reflected in the first column).

(2)	Includes the 1992 Stock Option Plan, the 2007 Executive Incentive Plan and the Directors' Stock Plan of Chromcraft Revington, Inc.

(3)	Shares under the Chromcraft Revington, Inc. 2007 Executive Incentive Plan.

(4)	The Company has no equity compensation plan that has not been authorized by its stockholders.

Purchases of Equity Securities by the Issuer

None.

Item 6	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this document.  We have the intent and believe we have the ability to take actions necessary for the Company to continue as a going concern, as discussed herein, and accordingly our consolidated financial statements have been prepared assuming that we will continue as a going concern.

The Company filed a Form 15 with the SEC on April 29, 2013 in order to terminate the registration of its common stock under Section 12 of the Exchange Act and the Company expects the deregistration to become effective 90 days after the filing date if there are no objections from the SEC.  The Company’s SEC reporting obligations under Sections 13 and 15(d) of the Exchange Act, including its obligations to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, were immediately suspended upon filing of the Form 15 and will remain suspended unless the SEC denies the effectiveness of the Form 15, in which case the Company would be required to file all such reports within 60 days of such denial.  As of the date of this filing, the Company has not  received any such notice from the SEC.

Index

On May 31, 2013, we terminated our loan and security agreement (“Credit Facility”) with Gibraltar Business Capital, LLC (“Gibraltar”) and entered a new three year secured revolving credit facility (“New Facility”) with FCC, LLC (“First Capital”) of up to $9.0 million based upon eligible accounts receivable and inventory of the Company.  We believe the New Facility provides us with the additional borrowing capacity to meet our anticipated cash operating needs for at least the next twelve months along with more favorable financial covenants.  The borrowing base under the New Facility includes (i) 85% of eligible accounts receivable, and (ii) 70% of finished goods and 15% of raw material inventories, up to a maximum of $4.5 million, subject in total to a maximum of $9.0 million  The net income (loss) financial covenants are less restrictive than the prior Credit Facility on the amount of net income (loss) allowed.  The net income (loss) covenants for 2013 require a net (loss) of no greater than (i) ($2,650,000) for the six months ending June 29, 2013, (ii) ($3,550,000) for the nine months ending September 28, 2013, and (iii) ($4,100,000) for the twelve months ending December 31, 2013.  The net income (loss) covenants are replaced in the fourth quarter of 2014 with a fixed charge coverage ratio.  The New Facility also includes a covenant which requires that we maintain a tangible net worth of at least $8 million.

The obligation of First Capital to fund our borrowings under the New Facility is subject to our satisfaction of certain financial covenants, including, among others, the quarterly and annual net income (loss) financial covenants.  While we believe that we will meet the covenants in the New Facility, there can be no assurance regarding these matters.  The risk that we may not be able to successfully meet the financial covenants in the New Facility, and hence not have adequate liquidity to fund our operations, raises substantial doubt about our ability to continue as a going concern.  Management’s plans concerning these matters are discussed in this Item 7 below and in Note 17 (Management’s Plans for Operations) to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Overview

Sluggish economic growth, weak consumer confidence, continued high levels of unemployment and reduced consumer access to credit have continued to affect demand for residential furniture in our price segment and product categories.  We anticipate the ongoing difficult environment in the residential furniture market will continue at least through the third quarter of 2013.  While the housing market showed early signs of recovery during 2012, we believe this is tempered by the uncertainty of whether this improvement will continue and the extent of the impact on consumer spending from higher social security taxes in 2013 that leave American workers with reduced take-home pay.

2012 Financial Highlights

Sales of residential furniture in 2012 were lower than 2011 which reflected the challenging economic conditions.  Residential furniture shipments in the fourth quarter of 2012 were lower than the same period in 2011, primarily due to lower sales of entertainment and dining room furniture.  Residential sales in the fourth quarter of 2012 were also negatively affected by the impact of Hurricane Sandy.

Residential furniture sales for the fourth quarter of 2012 were higher as compared to the third quarter of 2012, primarily due to higher sales of occasional furniture.  Residential sales orders were higher in the fourth quarter as compared to the prior quarter, primarily due to an increase in occasional furniture orders, which led to an increased order backlog for residential furniture at the end of 2012.

Commercial shipments increased for 2012 compared to 2011, primarily due to the acquisition of EOC.  Shipments of commercial products increased in the fourth quarter of 2012 compared to the third quarter of 2012, primarily due to higher sales of seating products.  Commercial sales orders decreased in the fourth quarter of 2012 compared to the prior quarter, primarily due to the September government fiscal year-end and the timing of certain large orders.

Index
Key Initiatives and Strategic Objectives

Since January of 2012, we have taken various steps aimed at reducing costs, managing our liquidity effectively and growing sales.

•	Cost Reductions resulting from consolidating the operations of our Delphi, Indiana distribution center into our Senatobia, Mississippi manufacturing and distribution facility. This move is intended to streamline the ordering and shipping process for our customers. Other initiatives we have taken to reduce costs include the relocation of our High Point, North Carolina showroom under more favorable lease terms; the discontinuation of our licensing agreement on the Southern Living furniture line; annual cost savings of approximately $0.5 million resulting from a reduction in headcount in our sales management team; and anticipated future cost savings in fees and outside service expense resulting from the recent voluntary delisting of our common stock from the NYSE MKT and deregistration from reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

•	Sales Growth is expected from the reorganization of our sales management team and sales force realignment; the acquisition of EOC has provided incremental sales and selling opportunities for our other commercial products, particularly in the growing health care facility sector; and the consolidation of our Delphi, Indiana distribution center into our Senatobia manufacturing and distribution facility, which serves our customers better by offering all brands on the same delivery truck which is in alignment with current market demands.

•	Other initiatives include negotiating more favorable payment terms with vendors and recently obtaining increased availability and borrowing capacity along with more favorable financial covenants under the New Facility.

We continue to review our product offerings and reduce operating costs to be in line with our current revenue base.  Continued slow economic growth could cause outcomes to differ materially from expected outcomes expressed in this Item 7.

Outlook for 2013

While we continue to be committed to improving our financial results and a return to profitability through the operational and strategic initiatives outlined above, we are taking prudent actions to reduce expense and closely manage our liquidity to provide the borrowing availability to fund operations.

We believe the New Facility provides us with the additional borrowing capacity to meet our anticipated cash operating needs for at least the next twelve months along with more favorable financial covenants.  In particular, the less restrictive net (loss) covenants for 2013 will allow us to maximize our focus on effectively managing through a difficult economic environment. A description of the material terms of the New Facility is included later in this Item 7.

Index
In 2013, we expect to continue facing the challenges of a slow growing economy, weak consumer confidence, and stagnant employment levels.  We believe these factors will particularly hinder demand for our residential products, especially if recent signs of the start of a housing recovery are not sustained.  At the same time, we face the uncertain implications of the extent and duration of the Federal sequester in 2013.  We believe that the actions we have taken to reduce costs and diversify our product offerings will mitigate these challenges; however, there can be no assurances that the conditions currently affecting the U.S. economy which could influence consumer confidence and spending will not further alter our strategic objectives.

As previously announced, the Company has entered into a non-binding letter of intent with RMMJ LLC, an entity led by Ronald H. Butler, our Chairman and Chief Executive Officer, for the purpose of effecting a possible acquisition of the Company.  The Company and RMMJ are currently in negotiations and have not yet finalized or entered into a definitive agreement regarding the Proposed Transaction.  No assurances can be made that the Company and RMMJ will enter into any such definitive agreement, including an agreement containing terms consistent with those described above. Further, the Company’s entry into any such definitive agreement will require the approval of the independent members of the Company’s Board of Directors.  Additionally, the definitive agreement will require the approval of the holders of a majority of the Company’s outstanding common stock.  The Proposed Transaction is described in further detail in Item 1 of this Form 10-K.

The Company also closed on its acquisition of ownership of the Senatobia facility and land through a property exchange with Tate County, Mississippi on May 30, 2013.  No cash was exchanged in this transaction and no gain or loss was recognized.

See “Financial Condition, Liquidity and Capital Resources” below and Note 9 to the consolidated financial statements for discussion of our New Facility with First Capital.

Results of Operations

The table below sets forth the results of operations of Chromcraft Revington for the years ended December 31, 2012 and 2011 expressed as a percentage of sales:

	2012	2011
Sales	100.0%	100.0%
Cost of sales	82.0	82.6
Gross margin	18.0	17.4
Selling, general and administrative expenses	26.3	24.7
Long-lived asset impairment	1.6	-
Goodwill impairment	0.2	-
Operating loss	(10.1)	(7.3)
Interest expense, net	(1.2)	(0.6)
Loss before income tax benefit	(11.3)	(7.9)
Income tax benefit	0.5	-
Net loss	(10.8)%	(7.9)%

Index
2012 Compared to 2011

Consolidated sales in 2012 were $56.6 million, a 2.5% increase over sales of $55.3 million in 2011 attributable to price increases and an increase in total unit sales volume, primarily due to the acquisition of EOC in 2012.

Shipments of residential furniture in 2012 were lower than 2011 primarily due to lower sales of occasional, bedroom and entertainment furniture which reflected the impact of continued weakness in consumer demand for residential products in our segment which we believe is consistent with industry trends, the continuing economic difficulties which reflect the ongoing labor market struggles and reduced consumer access to credit.  Shipments of commercial furniture for 2012 were higher than 2011 due to shipments of office suites and waiting area furniture products, primarily to the health care industry resulting from our acquisition of EOC in March 2012, and, to a lesser extent, increased sales of seating products.

Gross margin in 2012 was $10.2 million or 18.0% of net sales, as compared to $9.6 million, or 17.4% of net sales in 2011.  The improved gross margin as a percentage of sales was primarily due to lower import sourcing expenses, partially offset by higher labor expense for 2012 as compared to 2011.

Selling, general and administrative expenses were $14.9 million, or 26.3% of net sales in 2012 as compared to $13.6 million, or 24.7% of net sales in 2011.  The increase in selling, general and administrative expenses as a percent of sales for 2012 as compared to 2011 was primarily a result of the inclusion of selling, general and administrative expenses at EOC, the reversal in the fourth quarter of 2011 of a $0.6 million accrual for estimated environmental costs related to land that was sold in December 2011, and $0.2 million in fees in 2012 resulting from the termination of our revolving credit facility with First Business Capital Corp. (“FBCC”).

Long-lived asset impairment expense was $0.9 million in 2012 compared to $0 in 2011.  The Company recognized this impairment on its facility in Delphi, Indiana in order to write the asset down to its estimated fair value.

Goodwill impairment expense was $0.1 million in 2012 compared to $0 in 2011.  As a result of the Company’s annual impairment test, it concluded that the carrying value of goodwill exceeded its implied fair value and recorded a non-cash impairment charge of $0.1 million for 2012.

Net interest expense, which includes credit facility fees, was $0.6 million for 2012  as compared to $0.3 million for 2011.  The increase for 2012 compared to the prior year period was primarily due to the write-off of deferred financing fees resulting from the termination of the credit facility with FBCC in April 2012 and $0.2 million in interest expense on borrowings on our Credit Facility in 2012.

The Company recorded a deferred income tax benefit of $0.3 million for 2012 as compared to $0 in 2011.  The tax benefit in 2012 resulted primarily from the final allocation of the purchase price of EOC to the assets acquired and liabilities assumed.  At December 31, 2012 and 2011, the Company maintained a full valuation allowance against the entire net deferred income tax balance.

Index
Financial Condition, Liquidity and Capital Resources

Working capital, excluding the Credit Facility and the effect of the acquisition of EOC, decreased $2.9 million in 2012 primarily due to a decrease in accounts receivable of $2.2 million, and to a lesser extent, an increase in accounts payable  Accounts receivable decreased at December 31, 2012 compared to December 31, 2011 primarily due to improved collections in 2012 and lower sales in the fourth quarter of 2012 as compared to the fourth quarter of 2011, which experienced high sales volume late in the quarter.  The increase in accounts payable was due to the Company’s efforts to negotiate more favorable payment terms with suppliers to minimize borrowings and the resulting interest expense on our revolving credit facility.

Operating activities of the Company used $1.7 million of cash in 2012 as compared to $4.9 million of cash used in the prior year.  The reduction in cash used for operating activities in 2012 compared to 2011 was primarily due to an increase in cash from net working capital, primarily from a reduction in accounts receivable.  Operating activities in 2011 included $1.1 million of cash used resulting from an increase in accounts receivable.

Investing activities includes the Company’s purchase of EOC for $0.5 million, of which $0.1 million was paid at closing, net of cash acquired, and the balance of the purchase price will be paid in equal quarterly installments which began in July 2012 and will end April 2015. Investing activities also includes capital expenditures of $0.1 million for 2012. The Company expects to spend approximately $0.2 million for capital expenditures in 2013.

Financing activities provided $2.0 million in 2012 which includes $2.2 million of net borrowings on the Company’s revolving credit facility, primarily to fund the cash used in operating activities.

The Company had an outstanding loan balance of $3.1 million and approximately $1.6 million of availability under the Credit Facility with Gibraltar at December 31, 2012.  Availability fluctuated from time to time during any given period based on the amount of the Company’s eligible accounts receivable, lockbox receipts, and outstanding advances under the Credit Facility.

Advances under the Credit Facility initially bore interest at the annual rate of 3% above the Prime Rate (as published in the Wall Street Journal) with the Prime Rate never being lower than 3.25%, or 6.25% per annum.  However, effective August 14, 2012, the loan and security agreement for the Credit Facility was amended to provide that interest on advances was increased to the greater of (i) prime rate (the prime rate at December 31, 2012 was 3.25%) plus 6.25%, or 9.50%.  The Company was also required to pay annual collateral management and other fees and expenses.  Obligations under the Credit Facility were secured by all of the assets of the Company and its subsidiaries.

The Credit Facility contained representations and warranties as well as affirmative and negative covenants of the Company.  The covenants included, but were not limited to net income (loss) requirements, and restrictions or limitations on other indebtedness, other liens on Company assets, capital expenditures, a merger or sale of the Company, sales of assets (other than in the ordinary course of business), acquisitions of other businesses, and amendments to the Company’s Certificate of Incorporation and By-Laws.  Upon the occurrence of an event of default, Gibraltar could terminate its commitment to make advances under the Credit Facility, declare all amounts then outstanding under the Credit Facility to be immediately due and payable, charge a default rate of interest and exercise any other rights and remedies that they may have. The Credit Facility included a lockbox service agreement whereby all payments received by the Company to the lockbox were transferred directly to Gibraltar’s general funding account for application to any outstanding loan balance the Company had with Gibraltar.

Index
The Company reported a net loss of $6,101 for the year ended December 31, 2012, compared to a net loss of $4,355 for the year ended December 31, 2011 and was not in compliance with its net income (loss) financial covenants under the Credit Facility, which provided for a net loss for the year ended December 31, 2012 of not more than $3,500.  We obtained a waiver of this noncompliance from Gibraltar, the terms of which are described in further detail in Item 9B of this Form 10-K.

The New Facility with First Capital replaced the Credit Facility with Gibraltar and will expire on May 31, 2016.  All advances under the New Facility will be used for working capital and other corporate purposes, subject to the initial pay off of any outstanding borrowings and associated fees to Gibraltar at closing.

The Company had an outstanding loan balance of $3.5 million and approximately $1.5 million of net availability under the New Facility at June 15, 2013.  Availability fluctuates from time to time during any given period based on the amount of the Company’s eligible accounts receivable and inventory, lockbox receipts, and outstanding advances under the New Facility.

Advances under the New Facility will bear interest at the annual rate of 5% above the Libor Rate (as published in the Wall Street Journal or another national publication selected by First Capital).   The Company is also required to pay annual and monthly administration fees, a monthly commitment fee on the unused portion of the maximum borrowing amount and other expenses.  Obligations under the New Facility are secured by all of the assets of the Company and its subsidiaries.

The New Facility contains representations and warranties as well as affirmative and negative covenants of the Company.  The covenants include, but are not limited to, net income (loss) requirements, tangible net worth requirements, and restrictions or limitations on other indebtedness, other liens on Company assets, capital expenditures, a merger or sale of the Company, sales of assets (other than in the ordinary course of business), acquisitions of other businesses, and amendments to the Company’s Certificate of Incorporation and By-Laws.  Upon the occurrence of an event of default, First Capital may terminate its commitment to make advances under the New Facility, declare all amounts then outstanding under the New Facility to be immediately due and payable, charge a default rate of interest and exercise any other rights and remedies that they may have. The New Facility includes a lockbox service agreement whereby all payments received by the Company to the lockbox are transferred directly to First Capital’s general funding account for application to any outstanding loan balance the Company has with First Capital.

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

Index
The risk that we may not be able to successfully meet the financial covenants in the New Facility, and hence not have adequate liquidity to fund our operations, raises substantial doubt about our ability to continue as a going concern.  Because we presently are incurring losses, the continued availability of credit under our New Facility is critical to meeting our short term liquidity needs and to our ability to continue to operate.  The Company expects additional borrowings under the New Facility throughout 2013.

Our independent registered public accounting firm has issued an opinion on our 2012 consolidated financial statements that includes an emphasis paragraph that expresses substantial doubt about our ability to continue as a going concern.  This opinion does not constitute an event of default or otherwise affect our ability to continue to borrow under our New Facility with First Capital.

We will need to generate adequate cash flow from operations in the near future in order to meet our short term and long term liquidity needs.  In the absence of adequate cash flow from operations in the immediate future, the Company will need to further restrict expenditures, sell assets, seek additional business funding or capital or consider other alternatives, including a sale or liquidation of the Company.

Our ability to obtain additional funding or capital would likely be limited because First Capital has a first-priority lien on all of our assets as collateral for our New Facility, and the New Facility contains restrictions on most other indebtedness of the Company as well as other liens on our assets without First Capital’s prior consent.  Our financial results also could adversely affect the availability and terms of any such funding or capital.  The loan and security agreement for our New Facility does allow us to incur indebtedness in connection with a mortgage or synthetic lease of our Senatobia, Mississippi facility; provided, that (i)  such indebtedness is incurred on or prior to December 31, 2013, (ii) First Capital enters into a satisfactory access agreement with the mortgagor, (iii) the documentation regarding such indebtedness is satisfactory to First Capital, and (iv) no default under the loan and security agreement has occurred or will be caused by entering into the transaction.

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

Index
Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (“FIFO”) method.  We evaluate our inventories for excess or slow moving items based on sales order activity and expected market changes.  If circumstances indicate the cost of inventories exceeds their recoverable value, inventories are reduced to net realizable value.

Employee Related Benefits

Accounting for self-insured health care and workers’ compensation liabilities involves assumptions of expected claims based on past experience and a review of individual claims.  We establish a liability based on claims information supplied by insurance and third party administrators.  Actual claims expense could differ from the estimates made by the Company.

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

Impairment of Long-Lived Assets

We periodically review the carrying value of our property and equipment and our intangible assets to test whether current events or circumstances indicate that such carrying value may not be recoverable. For the testing of long-lived assets that are "held for use," if the tests indicate that the carrying value of the asset group that contains the long-lived asset being evaluated is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment loss is recognized. The impairment loss is determined by the amount by which the carrying value of such asset group exceeds its estimated fair value. We generally measure fair value by considering sale prices for similar assets or other generally accepted valuation methods.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed.  We have determined that we operate in a single segment and have a single reporting unit. In September 2011, the Financial Accounting Standards Board ("FASB") amended its guidance to simplify the testing of goodwill for impairment, allowing an entity to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. If an entity determines as a result of the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative impairment test is required. Otherwise, no further testing is required. The performance of the quantitative impairment test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the terminal value method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, we perform the second step of the quantitative impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill.

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

The Company and its wholly-owned U.S. subsidiaries file a consolidated federal income tax return. The Company is subject to the income tax laws of the United States and the states in which the Company operates. The manner in which these tax laws apply to the taxpayer’s facts is sometimes open to interpretation.  Therefore, the Company must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The amount of benefit recognized for financial reporting purposes is based on management’s best judgment of the most likely outcome resulting from examination given the facts, circumstances and information available at the reporting date. The Company adjusts the level of unrecognized tax benefits when there is new information available to assess the likelihood of the outcome. ASC 740 liabilities for uncertain tax positions are included in other long-term liabilities. Accrued interest and penalties for unrecognized tax positions are recorded in income tax expense.

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards (“IFRSs”).   This standard updates accounting guidance to clarify the measurement of fair value to align the guidance and improve the comparability surrounding fair value measurement within GAAP and IFRSs.  The standard also updates requirements for measuring fair value and expands the required disclosures. The standard does not require additional fair value measurements and was not intended to establish valuation standards or affect valuation practices outside of financial reporting. This standard became effective for the Company on January 1, 2012.  The Company adopted the provisions of this standard during the first quarter of 2012.

Index
In July 2012, the FASB issued ASU No. 2012-02, Intangibles--Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU were effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The company adopted the provisions of this standard during the third quarter of 2012.

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

Among such risks and uncertainties that could cause actual results or outcomes to differ materially from those identified in the forward-looking statements are the impact of the current economic difficulties in the United States and elsewhere; import and domestic competition in the furniture industry; our ability to execute our business strategies; our ability to grow sales and reduce expenses to eliminate our operating losses; the recent slowdown in the U.S. office furniture market will continue; pressure to reduce deficit spending at various governmental entities that directly or indirectly purchase our products; our ability to sell the right product mix; our inability to raise prices in response to increasing costs; continued credit availability under our New Facility and our ability to fully utilize the New Facility; our ability to negotiate and enter into a definitive agreement with RMMJ LLC on favorable terms concerning the sale of the Company and consummate such transaction; our ability to raise additional financing, if needed; our ability to anticipate or respond to changes in the tastes or needs of our end users in a timely manner; supply disruptions with products manufactured in China, Vietnam and other Asian countries; market interest rates; consumer confidence levels; cyclical nature of the furniture industry; consumer and business spending; changes in relationships with customers; customer acceptance of existing and new products; new home and existing home sales; financial viability of our customers and their ability to continue or increase product orders; loss of key management; other factors that generally affect business; and the risks identified in Item 1. of this Form 10-K under the caption “Certain Risks.”

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this evaluation, management used the criteria set forth in Internal Control over Financial Reporting – Guidance for Smaller Public Companies drafted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that, as of December 31, 2012, the Company maintained effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no significant changes in Chromcraft Revington’s internal control over financial reporting which occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Chromcraft Revington’s internal control over financial reporting.

Index
Item 9B.	Other Information

Effective March 29, 2013, and as indicated above, the Company entered into a Waiver Agreement with Gibraltar pursuant to which Gibraltar agreed to waive the Company’s noncompliance with the net income (loss) financial covenant under the Company’s Credit Facility for the twelve (12) month period ended December 31, 2012.  Among other provisions contained in the Waiver Agreement, and as a condition to Gibraltar executing it, the Company agreed to pay a fee of $25,000 to Gibraltar.  The Waiver Agreement also contains a general release of Gibraltar for any prior acts and claims, if any.

The foregoing is only a summary of the Waiver Agreement and is qualified in its entirety by reference to the Waiver Agreement, which is attached hereto as Exhibit 10.11 and incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Our Board of Directors currently consists of five members.  Our directors are each elected to serve a term of one year and hold office until a successor is duly elected and qualified or until his earlier death, resignation or removal.   Each of our director nominees has particular experience, qualifications, attributes and skills that qualify him to serve as a director of the Company.  These particular attributes are set forth below.  Except for Mr. Butler, who is our Chairman and Chief Executive Officer, each of these nominees is independent under the independence criteria for directors and board committee members adopted by the NYSE MKT.  There are no family relationships among any of our directors or executive officers.

Ronald H. Butler, age 63, is our Chairman and Chief Executive Officer.  Mr. Butler began serving in these positions on July 1, 2008.  From 2004 to July, 2008, Mr. Butler served as President and Chief Executive Officer of Pet Resorts, Inc., a privately-held company that builds premium pet boarding, daycare, pet training and grooming facilities.  Previously, Mr. Butler served as the Chief Executive Officer of Three Dog Bakery, Inc., a manufacturer of pet foods.  Mr. Butler has held senior management positions at various companies, including PETsMART and Payless Cashways, Inc.  Prior to becoming Chairman and Chief Executive Officer of the Company, Mr. Butler served as our lead independent director and as a member of the Board’s Compensation Committee, which he chaired.  He has served as a director of our Company since 2004.

Mr. Butler’s significant chief executive, senior management and operational experience at other companies, as well as his knowledge of the furniture industry and the markets in which we operate, provide our Board of Directors with essential insights into our operations, opportunities and challenges and also allow us to better develop and execute our corporate strategies.  His responsibilities for sales and marketing functions in his previous positions are important to us as we strive to grow sales at the Company.

Index
David L. Kolb, age 74, served as the Chairman of the Board of Directors of Mohawk Industries, Inc. from 1988 until his retirement in 2004 and as Chief Executive Officer from 1988 until 2000.  Mohawk Industries is a global producer of floor covering products for residential and commercial applications.  From 1980 until 1988, Mr. Kolb served as the President of Mohawk Carpet Corporation.  Mr. Kolb retired as a director of Mohawk Industries in 2013.  He currently serves as a director of Aaron’s, Inc. (formerly, Aaron Rents, Inc.).  Aaron’s, Inc. is a specialty retailer of consumer electronics, computers, residential and office furniture, household appliances and accessories.  Mr. Kolb also served as a director of Paxar Corporation from 2002 until it was acquired by Avery Dennison Corporation in 2007.  Paxar Corporation was a provider of brand development, information services and supply chain logistics to retailers and apparel manufacturers.  Mr. Kolb is a member of our Audit, Compensation and Nominating and Corporate Governance Committees.  He has served as a director of our Company since 1992.

Mr. Kolb’s chief executive officer experience at a Fortune 500 company and his board experience at several public companies are critical resources for us, as is his experience with compensation related matters.  In addition, Mr. Kolb has a long history of familiarity with our products and distribution methods because Mohawk Industries’ principal products are sold in an industry that is complementary to the Company’s with product distribution primarily through independent retail channels, which is similar to the Company’s distribution model.

Larry P. Kunz, age 78, served as the President and Chief Operating Officer of Payless Cashways, Inc., a retailer of building materials and home improvement products, from 1986 until his retirement in 1993.  Mr. Kunz is a member of our Nominating and Corporate Governance Committee, which he chairs, and our Audit and Compensation Committees.  He has served as a director of our Company since 1992.

Mr. Kunz’s senior executive experience, as well as his long tenure in the consumer products industry, allow him to make essential contributions to our Board of Directors.  Mr. Kunz has served on several other public company boards and provides a keen understanding of strategic versus operational issues that assists the directors in keeping Board discussions at an appropriate level.

Theodore L. Mullett, age 71, has been a management consultant since 1998.  From 1965 until his retirement in 1998, Mr. Mullett was a certified public accountant with KPMG LLP and was a partner with that firm from 1973 until 1998.  Mr. Mullett is a member of our Audit Committee, which he chairs, and our Compensation and Nominating and Corporate Governance Committees.  He has served as a director of our Company since 2002.

During his tenure at KPMG, Mr. Mullett served as the audit partner for a number of public companies in the financial services and manufacturing industries.  He also served as the audit partner for the Company for five years.  These experiences, together with his current management consulting practice, allow him to provide essential contributions to our Board of Directors and our Audit Committee on financial and accounting matters, as well as guidance in general business and management areas.

John D. Swift, age 71, served as the Vice President-Finance and Chief Financial Officer of Mohawk Industries, Inc. from 1987 until his retirement in 2004.  Mohawk Industries is a global producer of floor covering products for residential and commercial applications.  Earlier in his career, he held various finance and accounting positions at General Electric Company and Firestone Tire and Rubber Company.  Mr. Swift is a member of our Compensation Committee, which he chairs, and our Audit and Nominating and Corporate Governance Committees.  He has served as a director of our Company since 2005.

Index
Mr. Swift’s experience as the chief financial officer at a Fortune 500 company allows him to provide integral input on financial and accounting matters to our Board of Directors and our Audit Committee.  In addition, his experience as a member of the senior management team at Mohawk Industries and his prior management positions at other large public companies provide us with important general business and management insights.

Executive Officers

Each of our executive officers serves a term of office of one year and until his successor is duly elected and qualified, except for Mr. Butler whose term of office will expire on December 31, 2013 unless his term is extended or ends earlier as provided in his employment agreement with the Company.  Except for Mr. Butler whose information is provided in this Item 10 under the caption “Board of Directors,” set forth below is certain information about the individuals who are serving as our executive officers as of May 23, 2013.  There are no family relationships among any of our directors or executive officers, and there are no arrangements or understandings between our directors and any other person which resulted in the person being elected as an executive officer, other than our employment agreement with Mr. Butler.

E. Michael Hanna, age 60, has served as our Senior Vice President of Sales since February, 2010 and of residential sales since August, 2008.  Mr. Hanna has responsibility for all sales functions and operations at our operating facilities.  Mr. Hanna previously held various senior management positions at subsidiaries of the Company from 1989 until 2007, including President of the Company’s Chromcraft Corporation subsidiary from 1999 until 2007.  From December, 2007 until rejoining the Company in August, 2008, Mr. Hanna served as President of Karavan, Inc., which is a direct container furniture importer of casual dining products.

James M. La Neve, age 55, has served as our Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer since August, 2010.  Mr. La Neve served as our Vice President-Administration from July, 2009 until being appointed to his present positions in 2010 and our Vice President and Controller from March, 2007 until May, 2008.  From June, 2008 until rejoining the Company as a consultant in January, 2009, Mr. La Neve served as Vice President-Finance of Zimmer Holdings, Inc., an NYSE-listed company which manufactures orthopedic products.  Prior to joining Chromcraft Revington, Mr. La Neve was employed by Raytech Corporation from 2003 until 2007, an international manufacturer of automotive and heavy-duty components, where he was named Vice President-Corporate Controller in 2005.  In addition, he held the position of Interim Chief Financial Officer from 2006 until 2007.  Mr. La Neve was also previously employed by CTS Corporation, an NYSE-listed company and global manufacturer of electronic components, where he held a variety of senior financial positions, DePuy, Inc., a manufacturer of orthopedic products, and Arthur Young & Co., a predecessor firm of Ernst & Young.

Myron D. Hamas, age 57, has served as our Vice President-Finance since December, 2008 and as our Secretary since January, 2009.  Mr. Hamas has been employed by the Company since 2002 and, prior to becoming our Vice President-Finance, served as the Company’s Director of Corporate Services.  Previously, Mr. Hamas served as Director of Corporate Accounting at the Company.  Mr. Hamas’ prior experience includes positions at KPMG LLP and other public companies.

Index
Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, our directors and executive officers, and any persons beneficially owning more than 10% of our common stock, are required to report their initial ownership of our common stock and any subsequent changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established by the Securities and Exchange Commission, and we are required to disclose in this proxy statement any failure to file timely the required reports.  The Company believes that all Section 16(a) filing requirements were met for 2012, with the exception of William B. Massengill, a former executive officer who filed a late Form 4 relating to the forfeiture of 21,109 shares of restricted common stock upon his resignation from employment with the Company, and Theodore Mullett, who is one of our directors and who filed two late Form 4s relating to gifts of 5,156 and 8,750 shares, respectively, of Company stock in 2011 and 2012, respectively.  In making this disclosure, we have relied solely upon written representations of our directors and executive officers and copies of reports that those persons have filed with the Securities and Exchange Commission and provided to us.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees and a Code of Ethics applicable to our Chief Executive Officer, Chief Financial and Accounting Officer, senior financial managers and any person performing similar functions.    Copies of these documents are available on our internet website at www.chromcraft-revington.com on the “Investor Info” page or upon written request to:  Corporate Secretary, Chromcraft Revington, Inc., 1330 Win Hentschel Blvd., Suite 250, West Lafayette, IN 47906.

Board Committees

Our Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.  The members of each of these committees consist solely of outside directors who satisfy the independence requirements for Board committee membership under the criteria adopted by the NYSE MKT.  Our Board of Directors has adopted charters for each of its standing committees as well as a set of Corporate Governance Guidelines.  Copies of these documents are also available on our internet website at www.chromcraft-revington.com on the “Investor Info” page or upon written request to:  Corporate Secretary, Chromcraft Revington, Inc., 1330 Win Hentschel Blvd., Suite 250, West Lafayette, IN 47906.

Audit Committee.  The Audit Committee’s primary objectives are to assist the Board of Directors in its oversight of (i) the integrity of our financial statements, (ii) the qualifications and independence of our independent registered public accounting firm, (iii) the performance of our internal audit function, and (iv) our compliance with certain applicable legal and regulatory requirements.  In addition, among other responsibilities, the Audit Committee appoints, oversees the performance of and approves the fees of our independent registered public accounting firm; reviews and discusses with management and the independent registered public accounting firm our annual audited and quarterly financial statements; reviews with management and the independent registered public accounting firm the adequacy and effectiveness of our internal controls; discusses with management our major financial risk exposures; assures that we maintain an internal audit function; reviews and recommends any changes to our Code of Ethics applicable to our chief executive officer, chief financial and accounting officer, senior financial managers; annually reviews the Audit Committee’s charter and evaluates the Committee’s performance; and prepares the Audit Committee report for inclusion in our annual meeting proxy statement.

Index
The members of the Audit Committee are Messrs. Mullett (Chairman), Kolb, Kunz and Swift.  Our Board of Directors has determined that each of these individuals is “financially sophisticated” under the rules of the NYSE MKT and has designated each as an “audit committee financial expert” as defined by the Securities and Exchange Commission.  All members of the Audit Committee are independent as defined in the Securities and Exchange Commission regulations and NYSE MKT listing standards applicable to audit committee members.

Compensation Committee.  The Compensation Committee’s primary objective is to assist our Board of Directors in fulfilling its responsibilities relating to the compensation of our executive officers.  In addition, among other responsibilities, the Compensation Committee determines the compensation of our Chief Executive Officer and, based on the recommendation of our Chief Executive Officer, our other executive officers; evaluates the job performance of our Chief Executive Officer; develops the philosophies, policies and practices relating to compensation and benefits for the executive management of our Company and its subsidiaries; administers our stock plan for directors; administers our executive incentive plan; reviews and makes recommendations to our Board of Directors regarding any employment, change in control, severance and other related agreements for executive management of our Company and its subsidiaries; reviews and makes recommendations to our Board of Directors regarding director compensation; and annually reviews the Compensation Committee’s charter and evaluates the Committee’s performance.

The members of the Compensation Committee are Messrs. Swift (Chairman), Kolb, Kunz and Mullett.

Nominating and Corporate Governance Committee.  The primary objectives of the Nominating and Corporate Governance Committee are to assist our Board of Directors by (i) identifying individuals who are qualified to serve as directors of our Company, (ii) recommending to our Board the director nominees for election at each annual meeting of stockholders, (iii) recommending to our Board any matters relating to the structure, authority and membership of the Board’s committees, and (iv) overseeing the evaluation process of our Board of Directors and our Board committees.  In addition, among other responsibilities, the Nominating and Corporate Governance Committee develops and recommends to our Board of Directors qualifications for the selection of individuals to be considered as candidates for election as directors; reviews possible candidates for election to our Board of Directors; reviews and recommends to our Board of Directors any changes in our Code of Business Conduct and Ethics for our directors, officers and employees and our Corporate Governance Guidelines; and annually reviews the Nominating and Corporate Governance Committee’s charter and evaluates the Committee’s performance.

The members of the Nominating and Corporate Governance Committee are Messrs. Kunz (Chairman), Kolb, Mullett and Swift.

Item 11.	Executive Compensation

In our discussion of “Executive Compensation” in this Item 11, the current and former officers named in the Summary Compensation Table below are referred to as Named Executive Officers.

Overview of Executive Compensation

The Compensation Committee of our Board of Directors is responsible for assisting the Board on certain compensation matters at our Company and determining the philosophy and objectives relating to overall compensation of our executive officers.  Each year, this Committee also establishes the base salary and any incentive compensation award opportunities for our Chief Executive Officer.  Based upon the recommendations of our Chief Executive Officer, the Committee also sets the base salaries and any incentive compensation award opportunities for our other executive officers.

Index
Executive Compensation Philosophy

Our Company’s overall executive compensation philosophy strives to provide compensation that is designed to retain and motivate the executives of our Company in a highly competitive business environment and in an industry and an economy that are experiencing extremely challenging times.  Under our compensation philosophy, we strive to provide incentive compensation to our executives to encourage and reward the achievement of our corporate goals.

Components of Executive Compensation

The Compensation Committee together with our Chief Executive Officer annually reviews our executive compensation to ensure that it is competitive and is consistent with our compensation philosophy.  Our compensation program consists of two primary components: base salary and incentive compensation.

Base Salary.  Base salary is the component of our executive compensation that is payable in cash and is not subject to the achievement of any performance goals.  The Compensation Committee reviews and establishes annually the base salaries of our Chief Executive Officer and our other executive officers.  As a cost-savings measure, we did not increase the base salaries of our executive officers for 2010 and 2011 other than for Mr. La Neve, whose base salary was increased in 2010 when he became our Chief Financial Officer.  In 2012, Messrs. Hanna and La Neve each received a $10,000 increase in their respective base salaries.

Incentive Compensation Awards.  Each year, the Compensation Committee selects performance measures and establishes performance goals required for our executive officers to earn performance share award opportunities under our Executive Incentive Plan which, if earned, are settled in cash and/or restricted common stock of the Company, at the sole discretion of the Compensation Committee, and are subject to continuing service conditions prior to vesting.  The Compensation Committee selects performance measures and establishes performance goals based on input from our Chief Executive Officer and an operating plan prepared by senior management of the Company.  Performance measures are selected from among the performance measures listed in our Executive Incentive Plan, which was approved by our stockholders in 2007.

In 2012, the Compensation Committee selected performance measures and established performance goals and certain other terms and conditions for proposed performance share award opportunities for our executive officers under our Executive Incentive Plan for the one-year performance period ended December 31, 2012.  Such performance measures (sales and earnings before interest and taxes (EBIT)), fiscal 2012 performance goals (threshold: sales of $62,500,000 and EBIT of $0; target:  sales of $65,625,000 and EBIT of $500,000; and maximum: sales of $68,750,000 and EBIT of $1,000,000 and other terms and conditions were consistent with the performance share award opportunities granted to our executives in 2011.  The Compensation Committee selected sales and EBIT as the 2012 performance measures because the Committee and senior management believed that the Company’s focus in 2012 should continue to be on increasing or stabilizing sales and improving EBIT at the Company.  However, as it became apparent during 2012 that the Company would not achieve the performance goals established by Compensation Committee, the terms of the award opportunities were never finalized and the applicable award agreements were never entered into with our executive officers.  Accordingly, the Summary Compensation Table below does not reflect any award opportunities for our Named Executive Officers for 2012 under our Executive Incentive Plan.

Index
Because of the present challenging conditions affecting our industry and the economy in general as well as the resulting difficulty of establishing performance goals for periods of longer than one year, the Compensation Committee anticipates using one-year performance periods for the near future.

Employee Benefits.  Our executive officers participate in the same retirement and health plans as our other employees.  We maintain an Employee Stock Ownership and Savings Plan with a 401(k) component (Savings Plan) for our employees who meet certain eligibility requirements.  In 2012, we allocated shares of common stock to the ESOP accounts of our eligible employees, including our executive officers, based on their contributions to their accounts in the Savings Plan and their eligible wages.  In addition, our Chief Executive Officer participates in a supplemental executive health care program that reimburses him, and his eligible dependents, for certain expenses not covered by the Company’s group health plan.  We also provide an automobile or an automobile allowance to certain of our executive officers.

2012 Summary Compensation Table

The following table summarizes the compensation that the Company paid in 2012 to our Chief Executive Officer, our two next most highly compensated executive officers serving as of December 31, 2012 and a former executive officer of the Company.

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)(3)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($) (3)	Nonquali- fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)		Total Compen-sation ($)

Ronald H. Butler	2012	$400,000	-0-	-0-	-0-	-0-	-0-	$41,161		$441,161
Chairman and Chief Executive Officer	2011	400,000	-0-	399,688	-0-	55,335	-0-	45,191		900,214

E. Michael Hanna	2012	235,833	-0-	-0-	-0-	-0-	-0-	21,646		257,479
Senior Vice President – Sales	2011	230,000	-0-	41,269	-0-	24,496	-0-	21,200		316,965

James M. La Neve (4)	2012	220,833	-0-	-0-	-0-	-0-	-0-	18,750		239,583
Vice President and Chief Financial Officer

William B. Massengill (5)	2012	155,833	-0-	-0-	-0-	-0-	-0-	85,292	(6)	241,125
Former Senior Vice President –Operations	2011	220,000	-0-	39,474	-0-	23,431	-0-	19,700		302,605

(1)	The Company is a party to an employment agreement with Mr. Butler that specifies a minimum base salary. The Company is also a party to severance agreements with each of Mr. Hanna and Mr. La Neve, but these agreements do not specify a minimum base salary to be paid to them.

Index
(2)	In 2011, Mr. Butler received an incentive compensation award opportunity under our Executive Incentive Plan of 240,000 shares of restricted common stock of the Company for the performance period ended December 31, 2011. As discussed in Note 11 (Stock-Based Compensation) to our consolidated financial statements in our Form 10-K for the year ended December 31, 2011, Mr. Butler earned 166,875 of these shares based on the achievement of certain performance goals for the Company for the year ended December 31, 2011. These shares vested on March 23, 2012. The remaining 73,125 shares of restricted stock were forfeited. The amount included in this column for the shares of restricted stock earned by Mr. Butler was $312,056, which is the fair value of the 166,875 shares on the grant date of this award computed in accordance with FASB ASC Topic 718 for restricted stock awards. The 240,000 shares of restricted stock had a fair value on the grant date of the award of $448,800 computed in accordance with FASB ASC Topic 718 for restricted stock awards.

(3)	In 2011, each of our Named Executive Officers received a performance share award opportunity under our Executive Incentive Plan for the performance period ended December 31, 2011. Each Named Executive Officer earned a portion of his performance share award opportunity as a result of the partial achievement of the sales goal at the threshold performance level (based on the achievement of certain quarterly sales goals) and of the EBIT performance goal at the threshold performance level for 2011. Accordingly, 50% of the performance shares earned were converted into restricted common stock of the Company subject to a vesting requirement and the remaining 50% of the performance shares earned were converted into cash payable currently. The number of shares of restricted stock issued was determined based upon the average of the high and low prices of our common stock on December 31, 2011, which was $1.11 per share, as reported by the NYSE MKT. However, the amounts included in the “Stock Awards” column represent the fair value on the grant date of the shares of restricted stock computed in accordance with FASB ASC Topic 718 for restricted stock awards. The amounts included in the “Non-Equity Incentive Plan Compensation” column represent the portion of the performance share award earned that was converted into cash. The shares of restricted stock had the following grant date fair values computed in accordance with FASB ASC Topic 718 for restricted stock awards at the target and maximum award levels for both the sales performance goal and the EBIT performance goal:

Mr. Butler: Target = $200,000; Maximum = $400,000
Mr. Hanna: Target = $92,000; Maximum = $184,000
Mr. Massengill: Target = $88,000; Maximum = $176,000

(4)	Mr. La Neve was not a Named Executive Officer in 2011; therefore, his compensation for 2011 is not reported.

(5)	Mr. Massengill resigned from his employment with the Company effective September 11, 2012, and the Company and Mr. Massengill entered into a consulting agreement effective September 15, 2012. In 2012, 21,109 shares of unvested restricted stock that were earned by Mr. Massengill pursuant to a 2011 performance share award opportunity were forfeited upon his termination of employment with the Company.

(6)	Includes an accrual for Company contributions to a tax-qualified retirement plan, reimbursed group health plan premiums, and an automobile allowance. Also includes $66,792 paid in 2012 relating to a consulting agreement entered into effective September 15, 2012 between the Company and Mr. Massengill. See the discussion in this Item 11 under the caption “Consulting Agreement.”

Index
Outstanding Equity Awards at Fiscal Year Ended December 31, 2012

The following table summarizes certain information concerning outstanding equity awards at December 31, 2012 to the Named Executive Officers included in the Summary Compensation Table.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options That Are Exercisable (#) (1)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ronald H. Butler (3)	10,000	(4)	$13.35	7/29/2014	46,862	$24,368	-0-	-0-
	2,500	(5)	12.21	5/5/2015

E. Michael Hanna	-0-		-0-	-0-	22,069	11,476	-0-	-0-

James M. La Neve	-0-		-0-	-0-	20,629	10,727	-0-	-0-

William B. Massengill	-0-		-0-	-0-	-0-	-0-	-0-	-0-

(1)	Although all of the stock options reported in this column are vested and presently exercisable, they had exercise prices above the closing price of our common stock on December 31, 2012.

(2)	The number of shares reported include the shares of restricted stock that were earned by Messrs. Butler, Hanna and La Neve with respect to their respective 2011 performance share awards. These shares of restricted stock vested on January 1, 2013. The shares of restricted stock that were earned with respect to Mr. Massengill’s 2011 performance share award were forfeited upon his termination of employment with the Company in 2012.

The market value of the restricted stock was determined based upon the closing price of $0.52 of the Company’s common stock as reported by the NYSE MKT on December 31, 2012.

(3)	All of the outstanding stock options for Mr. Butler were awarded to him when he served as a non-employee director of the Company prior to his appointment as our Chairman and Chief Executive Officer effective on July 1, 2008.

(4)	The vesting date of these options was July 29, 2004, and the expiration date is July 29, 2014.

(5)	The vesting date of these options was May 5, 2005, and the expiration date is May 5, 2015.

Index
Employment Agreement

Set forth below is a brief description of the material terms of the employment agreement with Mr. Butler.  This description does not purport to be complete and is qualified in its entirety by reference to the employment agreement and its related amendments, which are filed as Exhibits 10.93, 10.94 and 10.97, respectively, to this Form 10-K.

We entered into an employment agreement with Mr. Butler at the time that he became our Chairman of the Board and Chief Executive Officer.  The initial term of Mr. Butler’s employment under his employment agreement began on July 1, 2008 and ended on December 31, 2011.  Upon the expiration of the initial term, Mr. Butler’s employment is automatically extended on the same terms and conditions for successive one-year terms, unless Mr. Butler’s employment has been terminated earlier or unless either the Company or Mr. Butler elects not to renew the agreement at least 90 days before the end of the then-existing term.

Under his employment agreement, Mr. Butler will serve as our Chairman and Chief Executive Officer and will have such other authority, duties and responsibilities as set forth in our By-Laws or as our Board of Directors may from time to time prescribe that are consistent with his position as Chief Executive Officer of our Company.  Our Board of Directors is required to nominate Mr. Butler as one of its director nominees to be considered for election at each annual meeting of stockholders during the period of time that Mr. Butler is serving as our Chief Executive Officer.

Under his employment agreement, Mr. Butler’s annual base salary will be not less than $400,000 per calendar year, as may be increased by the Board of Directors from time to time, although Mr. Butler voluntarily reduced his annual base salary by 20% to $320,000 per year December 1, 2008 through the end of 2009.  Mr. Butler is entitled to participate in all incentive compensation plans and employee benefit plans generally available to executive officers of our Company and also receives an automobile allowance of $1,500 per month.

Mr. Butler’s employment may be terminated, subject to a limited right to cure in certain circumstances, (i) by us with or without cause, (ii) by Mr. Butler with or without good reason, (iii) upon Mr. Butler’s death or disability, or (iv) by Mr. Butler in the event of a change in control of our Company.  In addition, either the Company or Mr. Butler may elect not to renew the employment agreement at the end of any term.

If Mr. Butler’s employment is terminated by us for cause or by Mr. Butler without good reason, then the Company will not, except under certain circumstances, pay Mr. Butler any severance.  If Mr. Butler’s employment is terminated by us without cause or by Mr. Butler for good reason, then we will pay him a severance payment equal to two times his base salary (calculated as a monthly amount) payable in twenty-four equal monthly installments.  If Mr. Butler’s employment is terminated by the Company due to death or disability, then the Company will pay Mr. Butler or his estate a single lump sum equal to his base salary (calculated as a monthly amount) for three months.  In the event Mr. Butler retires from the Company after reaching the age of 65, we will pay him a severance payment in a single lump sum equal to his monthly base salary for three months.  If Mr. Butler terminates his employment upon 30 days’ prior written notice to the Company under certain circumstances during the one year period immediately following a change in control of the Company, then we will pay him a severance payment equal to his annual base salary then in effect (calculated as a monthly amount) for twelve months.

Index
Prior to a change in control of the Company, if we determine not to renew the employment agreement, we will pay Mr. Butler an amount (payable in twelve equal monthly installments) equal to his base salary following the end of the applicable term.  Following a change in control of the Company, if we determine not to renew the employment agreement, we will pay Mr. Butler his monthly base salary through the end of the then current term (and Mr. Butler shall continue to perform his duties and responsibilities under the employment agreement through the end of such term) and, in addition, we will pay Mr. Butler a severance payment equal to his annual base salary (calculated as a monthly amount) for twelve months following the end of the applicable term.  Prior to a change in control of the Company, if Mr. Butler determines not to renew the employment agreement, then he will not be entitled to a severance payment from the Company.  Following a change in control of the Company, if Mr. Butler determines not to renew the employment agreement upon 30 days’ prior written notice to the Company, then we will pay Mr. Butler his monthly base salary during the 30 day notice period (and Mr. Butler shall continue to perform his duties and responsibilities under the employment agreement through the end of such period) and, in addition, we will pay Mr. Butler a severance payment equal to his annual base salary (calculated as a monthly amount) for six months following the end of such 30 day notice period.

The severance payments described above which are payable in monthly amounts may be reduced or eliminated entirely under certain circumstances.  Upon any termination of Mr. Butler’s employment, his incentive compensation awards will become earned or vested and will be distributed, paid or exercisable as provided in our Executive Incentive Plan unless provided otherwise in a written award agreement between our Company and Mr. Butler relating to these awards.

In addition, under certain circumstances following a termination of Mr. Butler’s employment with us, we are required to reimburse him for the premiums associated with continuation coverage under COBRA for himself and/or his spouse and legal dependents under our group health plan for up to 18 months following his last day of employment.

While Mr. Butler is employed by the Company and for a period of one year thereafter (or, in the event he is entitled to receive severance payments over a period of twenty-four months, then for a period of two years), the employment agreement prohibits Mr. Butler from competing against the Company or its subsidiaries or affiliates, from soliciting any customers or employees of the Company or its subsidiaries or affiliates and from requesting any customer, supplier, vendor or others doing business with the Company or its subsidiaries or affiliates to change their relationship with any of them.  At all times while Mr. Butler is employed by the Company and thereafter, he is subject to certain confidentiality covenants.

Severance Agreements

Set forth below are brief descriptions of the material terms of the severance agreements with Messrs. Hanna and La Neve.  These descriptions do not purport to be complete and are qualified in their entirety by reference to the severance agreements, which are filed as Exhibits 10.99 and 10.92, respectively, to this Form 10-K.

E. Michael Hanna.  We entered into a severance agreement with Mr. Hanna on March 31, 2010 which terminated and superseded a prior severance agreement executed by the Company and Mr. Hanna in 2008.  The severance agreement provides, among other items, for payments to be made to Mr. Hanna upon his termination of employment by the Company under certain circumstances, including following a change in control of our Company.

Index
The severance agreement is not an employment agreement, and Mr. Hanna is an employee-at-will of the Company.  The severance benefits provided in the severance agreement are in lieu of any severance benefits that would otherwise be payable to Mr. Hanna under any severance pay policy or practice of the Company.  The severance agreement may be terminated by either party upon nine months’ prior written notice to the other party or upon not less than ten days’ prior written notice to the other party after a six month period has elapsed immediately following a change in control of the Company.

If Mr. Hanna’s employment is terminated by us for cause or by him without good reason, then Mr. Hanna will not be entitled to a severance payment.  If Mr. Hanna’s employment is terminated by us without cause or by him for good reason, then we will pay him a severance payment equal to his monthly base salary for a period of nine months following his last day of employment with us.  In the event Mr. Hanna retires from the Company after reaching the age of 65, we will pay him a severance payment in a single lump sum equal to his monthly base salary for three months.

If Mr. Hanna’s employment is terminated due to death or disability, then we will pay Mr. Hanna or his estate a single lump sum equal to his monthly base salary for three months.  If Mr. Hanna terminates his employment under certain circumstances during the six month period immediately following a change in control of our Company, then we will pay him a severance payment in a single lump sum equal to his annual base salary then in effect.

The severance payments described above which are payable over monthly periods may be reduced or eliminated entirely or suspended under certain circumstances.

Upon the termination of Mr. Hanna’s employment, all outstanding awards of cash bonuses, stock options, restricted stock and other incentive compensation (whether cash or stock based) will vest and be paid or distributed to, or be exercisable by, as the case may be, Mr. Hanna or, if applicable, his estate or authorized representative, in accordance with (i) the incentive compensation plan applicable to the award, (ii) the applicable written agreement between our Company and Mr. Hanna relating to an incentive compensation award, or (iii) in the absence of an incentive plan or an award agreement relating to a particular award, as determined by our Board of Directors (or a committee thereof) or the Chairman of the Company.

While Mr. Hanna is employed by the Company and for a period nine months thereafter, the severance agreement prohibits Mr. Hanna from competing against the Company or its subsidiaries or affiliates, from soliciting any customers or employees of the Company or its subsidiaries or affiliates and from requesting any customer, supplier, vendor or others doing business with the Company or its subsidiaries or affiliates to change their relationship with any of them.  In the event that Mr. Hanna terminates his employment under certain circumstances during the six month period immediately following a change in control of the Company, the foregoing non-competition and non-solicitation covenants will be in effect for twelve instead of nine months.  At all times while Mr. Hanna is employed by the Company and thereafter, he is subject to certain confidentiality covenants.

James M. La Neve.  We entered into a severance agreement with Mr. La Neve on September 28, 2012.  The severance agreement provides, among other items, for payments to be made to Mr. La Neve upon his termination of employment by the Company under certain circumstances, including following a change in control of our Company.

Index
The severance agreement is not an employment agreement, and Mr. La Neve is an employee-at-will of the Company.  The severance benefits provided in the severance agreement are in lieu of any severance benefits that would otherwise be payable to Mr. La Neve under any severance pay policy or practice of the Company.  The severance agreement may be terminated by either party upon nine months’ prior written notice to the other party or upon not less than ten days’ prior written notice to the other party after a six month period has elapsed immediately following a change in control of the Company.

If Mr. La Neve’s employment is terminated by us for cause or by him without good reason, then Mr. La Neve will not be entitled to a severance payment.  If Mr. La Neve’s employment is terminated by us without cause or by him for good reason, then we will pay him a severance payment equal to his monthly base salary for a period of nine months following his last day of employment with us.  In the event Mr. La Neve retires from the Company after reaching the age of 65, we will pay him a severance payment in a single lump sum equal to his monthly base salary for three months.

If Mr. La Neve’s employment is terminated due to death or disability, then we will pay Mr. La Neve or his estate a single lump sum equal to his monthly base salary for three months.  If Mr. La Neve terminates his employment under certain circumstances constituting good reason during the six month period immediately following a change in control of our Company, then we will pay him a severance payment in a single lump sum equal to his annual base salary then in effect; provided, however, that the Company will have the right to cure any such fact or circumstance within 30 days following its receipt of notice from Mr. La Neve setting forth the particular fact or circumstance which he believes constitutes good reason for such termination of employment.

The severance payments described above which are payable over monthly periods may be reduced or eliminated entirely or suspended under certain circumstances.

Upon the termination of Mr. La Neve’s employment, all outstanding awards of cash bonuses, stock options, restricted stock, performance shares and other incentive compensation (whether cash or stock based) will vest and be paid or distributed to, or be exercisable by, as the case may be, Mr. La Neve or, if applicable, his estate or authorized representative, in accordance with (i) the incentive compensation plan applicable to the award, (ii) the applicable written agreement between our Company and Mr. La Neve relating to an incentive compensation award, or (iii) in the absence of an incentive plan or an award agreement relating to a particular award, as determined by our Board of Directors (or a committee thereof) of the Company.

While Mr. La Neve is employed by the Company and for a period nine months thereafter, the severance agreement prohibits Mr. La Neve from competing against the Company or its subsidiaries or affiliates, from soliciting any customers or employees of the Company or its subsidiaries or affiliates and from requesting any customer, supplier, vendor or others doing business with the Company or its subsidiaries or affiliates to change their relationship with any of them.  In the event that Mr. La Neve terminates his employment under certain circumstances during the six month period immediately following a change in control of the Company, the foregoing non-competition and non-solicitation covenants will be in effect for twelve instead of nine months.  At all times while Mr. La Neve is employed by the Company and thereafter, he is subject to certain confidentiality covenants.

Index
Consulting Agreement

The Company entered into a consulting agreement effective September 15, 2012 with William B. Massengill, the Company’s former Senior Vice President of Operations who resigned from his employment with the Company effective September 11, 2012.  Among other provisions contained in the consulting agreement, effective September 15, 2012, Mr. Massengill will serve, on an independent contractor basis, as a consultant to the Company as may be requested by the Company’s Chief Executive Officer through June 15, 2013.  The Company agreed to pay Mr. Massengill total consulting fees up to $165,000, payable monthly in installments of $18,333.33, subject to reduction if Mr.  Massengill accepts a position with another company during the consulting period.  The monthly installment payments were reduced to $7,916.67 effective January 1, 2013 under this provision of the agreement.  The Company and Mr. Massengill have agreed that the consulting fees are being paid in lieu of any severance payments that Mr. Massengill may otherwise be entitled to pursuant to his employment agreement with the Company or the Company’s severance pay policy.  Mr. Massengill continues to be bound by certain provisions of his employment agreement, including but not limited to the covenants regarding confidential information, non-competition and non-solicitation.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the consulting agreement, which is filed as Exhibit 10.91 to this Form 10-K.

Supplemental Retirement Plan

We maintained a fully-funded supplemental retirement plan funded by a secular trust which grants certain key employees of the Company, including Mr. Hanna, an “option” to purchase certain mutual fund shares (“Option Plan”).  During 2012, Mr. Hanna was 100% vested in his account under the Option Plan.  The account consisted primarily of nonqualified deferred compensation from years prior to 2002 which was vested when earned along with employer contributions and earnings thereon.  In 2012, Mr. Hanna exercised his option under the Option Plan and received payment of $294,713 which represented his total balance of his account under the Option Plan.  The Option Plan, which was previously frozen, does not have any remaining employee participants.

Director Compensation

The Compensation Committee periodically reviews and makes recommendations to our Board of Directors regarding the compensation that we pay to our directors.  Our Board ultimately decides the compensation paid to our directors taking into account the Compensation Committee’s recommendations.

In 2012, our independent directors were each paid an annual retainer of $25,000 and received an annual award under our Directors’ Stock Plan of shares of restricted common stock of the Company.  As previously disclosed, the independent directors also have a practice of using at least one-half of their annual retainer (or $12,500) to purchase shares of Company common stock in the open market.  During 2012, 7,444 shares were purchased pursuant to this practice.

Our independent directors also received a fee in 2012 of $750 for each in-person meeting of the Board of Directors and $500 for each in-person Board committee meeting.  For telephonic meetings, our directors receive no fees for the first 10 telephonic Board and committee meetings.  After the first 10 telephonic meetings have occurred during the year, non-employee directors receive $375 for each telephonic meeting of the Board of Directors and $250 for each telephonic Board committee meeting.  We paid no fees for telephonic Board or committee meetings in 2012.

Index
In addition, the following annual retainers are paid to Board committee chairs:

Audit Committee Chair	$7,000

Compensation Committee Chair	$5,000

Nominating and Corporate Governance Committee Chair	$4,000

Our presiding independent director does not receive any additional compensation for serving in this position.

Independent directors also are reimbursed for their expenses incurred while traveling on behalf of the Company.  A director who also is an employee of our Company does not receive a retainer or director or committee fees for his service on the Board of Directors but is reimbursed for his expenses incurred while traveling on behalf of the Company.

Directors who are not employees of our Company are eligible to participate in our Directors’ Stock Plan.  Under this plan, our independent directors receive upon initial appointment or election to our Board of Directors an award of either 3,000 shares of restricted common stock or an option to purchase 10,000 shares of our common stock.  Upon re-election to the Board, our directors receive either an option to purchase 2,500 shares of our common stock or an award of shares of restricted common stock having a market value of $14,000.  The number of shares of restricted common stock awarded under the Directors’ Stock Plan is based on the average of the high and low price of the Company’s common stock, as reported by the NYSE MKT, on the day following the date of the annual meeting of stockholders at which the director was elected.  Stock options vest and are exercisable immediately upon grant and have an exercise price of not less than 100% of the fair market value of the underlying shares on the grant date.  Restricted stock vests on the day immediately preceding the next annual meeting of stockholders following the grant of the shares.

In 2012, because there was an insufficient number of shares authorized and available for issuance to our independent directors under the Directors’ Stock Plan to satisfy the full amount of the 2012 restricted stock awards (or 11,200 shares each), the Company issued to each of Messrs. Kolb, Kunz, Mullett and Swift 6,254 shares of restricted common stock under the plan, which had a market value of $7,818 on the date of the award.  Under the terms of the applicable award agreements, these directors agreed to receive the balance of their 2012 restricted stock award in such form (either in cash or stock) as determined by the Compensation Committee.  On March 27, 2013, the Compensation Committee determined to settle the balance of each award (or $6,182 each) in cash.

Index
The following table sets forth certain information concerning the compensation that we paid in 2012 to our current directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Ronald H. Butler (2)	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

David L. Kolb	34,000	14,000	-0-	-0-	-0-	-0-	48,000

Larry P. Kunz	38,000	14,000	-0-	-0-	-0-	-0-	52,000

Theodore L. Mullett	41,000	14,000	-0-	-0-	-0-	-0-	55,000

John D. Swift	39,000	14,000	-0-	-0-	-0-	-0-	53,000

(1)	The amounts shown represent the grant date fair value computed in accordance with FASB ASC Topic 718 for restricted stock awards. We believe it is probable that restricted stock awards to our independent directors granted in 2012 will vest in accordance with our Directors’ Stock Plan and, as a result, compensation expense was calculated under the assumption that there will be no forfeitures. A discussion of the assumptions used to value the restricted stock awards is included in Note 13 (Stock-Based Compensation) to our consolidated financial statements in this Form 10-K. The aggregate outstanding restricted stock awards to our independent directors as of May 23, 2013 are described in footnote 1 to the “Stock Ownership of Directors and Executive Officers” table in Item 12 to this Form 10-K, as are the aggregate outstanding stock options held by each director as of May 23, 2013.

Under our Directors’ Stock Plan, our independent directors receive either an option to purchase 2,500 shares of our common stock or an award of shares of restricted common stock having a market value of $14,000.  The number of shares of restricted common stock awarded under the plan is based on the average of the high and low price of the Company’s common stock, as reported by the NYSE MKT, on the day following the date of the annual meeting of stockholders at which the director was elected.  In 2012, awards of restricted common stock were made to our independent directors.  However, because there was an insufficient number of shares authorized and available for issuance to our independent directors under the plan to satisfy the full amount of the 2012 restricted stock awards (or 11,200 shares each), the Company issued to each of Messrs. Kolb, Kunz, Mullett and Swift 6,254 shares of restricted common stock under the plan, which had a market value of $7,818 on the date of the award.  Under the terms of the applicable award agreements, these directors agreed to receive the balance of their 2012 restricted stock award in such form (either in cash or stock) as determined by the Compensation Committee.  On March 27, 2013, the Compensation Committee determined to settle the balance of each award (or $6,182 each) in cash.

(2)	Mr. Butler is employed as our Chairman and Chief Executive Officer and, as such, is not entitled to any director’s fees, stock awards or other compensation for his services as a director of our Company in addition to the compensation that he receives in his capacity as our Chief Executive Officer.

Index
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in Item 5 of this Form 10-K under the caption “Equity Compensation Plan Information” is incorporated herein by reference.

Owners of More than Five Percent of Common Stock

The stockholders listed in the following table are known by management to beneficially own more than 5% of the outstanding shares of our common stock as of May 23, 2013.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Common Stock (1)
Chromcraft Revington Employee Stock Ownership and Savings Plan – ESOP Component Trust (2) 1330 Win Hentschel Boulevard West Lafayette, Indiana 47906	1,631,620	25.1%

Aldebaran Capital, LLC and Kenneth R. Skarbeck (3) 10293 North Meridian Street, Ste. 100 Indianapolis, Indiana 46290	507,644	7.8%

(1)	Percentages are based on 6,490,311 shares of our common stock outstanding on May 23, 2013.

(2)	Unless the trust or the fiduciary duties of the trustee require otherwise, the trustee of the ESOP trust will vote (i) the shares allocated to participants’ accounts under the ESOP in accordance with the instructions received in a timely manner from participants, and (ii) the shares that have not been allocated to participants’ accounts in accordance with the directions of the Benefits Plan Administrative Committee of the Company (the “Benefits Committee”). Any shares allocated to a participant’s account for which the trustee has not received voting instructions in a timely or proper manner will be voted by the trustee in accordance with the directions of the Benefits Committee. The Benefits Committee consists of Ronald H. Butler, our Chairman and Chief Executive Officer, and Myron D. Hamas, our Vice President-Finance and Secretary. The members of the Benefits Committee are appointed by the Board of Directors and may be changed by the Board at any time.

(3)	Based solely on information provided by Aldebaran Capital, LLC in a Schedule 13D/A filed with the Securities and Exchange Commission on February 21, 2012. Included as reporting persons in the Schedule 13D/A are Aldebaran Capital, LLC and Kenneth R. Skarbeck, the managing member of Aldebaran Capital, LLC. The Schedule 13D/A indicates that the reporting persons have sole power to dispose of all shares beneficially owned and that the reporting persons expressly disclaim beneficial ownership of these securities.

Index
Stock Ownership of Directors and Executive Officers

The following table shows the number of shares of our common stock beneficially owned as of May 23, 2013 by each of our directors and our executive officers named in the table below and in our Summary Compensation Table (“Named Executive Officers”), as well as the number of shares beneficially owned by all directors and executive officers as a group.

Name of Person	Number of Shares Beneficially Owned (1)		Percent of Common Stock (2)

Ronald H. Butler	265,414		4.1%
David L. Kolb	61,550		*
Larry P. Kunz	51,704		*
Theodore L. Mullett	68,400	(3)	1.0%
John D. Swift	51,480		*

E. Michael Hanna	46,088		*
James M. La Neve	33,971		*
William B. Massengill	19,206		*

Directors, Named Executive Officers and Other Executive Officers as a Group (9 Persons)	623,560		9.6%

*Represents less than 1% of the outstanding common stock of our Company.

(1)	Includes 45,000 shares which certain directors and executive officers have the right to acquire pursuant to stock options exercisable within sixty days of May 23, 2013 as follows: Mr. Butler, 12,500; Mr. Kolb, 5,000; Mr. Kunz, 5,000; Mr. Mullett, 5,000; and Mr. Swift, 10,000. Also includes 6,254 shares of restricted common stock issued to each non-employee director under the Directors’ Stock Plan that will vest on the day before the Company’s 2013 annual meeting of stockholders. All of the stock options are vested and presently exercisable but had exercise prices above the closing price of our common stock on May 23, 2013.

(2)	Percentages are based on 6,490,311 shares of our common stock outstanding on May 23, 2013 plus outstanding options exercisable within 60 days.

(3)	Includes 17,200 shares held in an individual retirement account and 39,946 shares held by Mr. Mullett’s spouse.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

We do not allow our directors, officers or employees to be involved in transactions with us or one of our subsidiaries where the director, officer or employee (or a relative) has a direct financial interest or will receive a personal benefit, unless a waiver of this policy is first granted.  Our Audit Committee has the responsibility to review and grant waivers of transactions involving any of our directors or executive officers.  Our Chief Executive Officer has the responsibility to review and grant waivers of transactions involving any of our non-executive employees.  No waivers were requested in 2011 or 2012.

Index
On April 18, 2013, the Company announced that it had entered into a non-binding letter of intent and term sheet with RMMJ LLC, a Delaware limited liability company led by Ronald H. Butler, Chairman and Chief Executive Officer of the Company, for the purpose of effecting a possible acquisition of the Company.  In addition to Mr. Butler, the following members of the Company’s management team are also members of RMMJ:  E. Michael Hanna, Senior Vice President of Sales; James M. La Neve, Vice President and Chief Financial Officer; and Matthew L. Prochaska, President and Chief Operating Officer of EOC.  The non-binding letter of intent and term sheet contemplates structuring the transaction such that a subsidiary of RMMJ would be merged with and into the Company with the Company surviving the merger and becoming a subsidiary of RMMJ (the “Proposed Transaction”).  The non-binding letter of intent and term sheet also contemplates a $5 million valuation of the Company with record stockholders receiving cash in exchange for each common share held based upon a final valuation amount and the number of shares then outstanding.  Shares held by members and affiliates of RMMJ and shares held under the Company’s Employee Stock Ownership and Savings Plan (the “Plan”) are not expected to be cashed out in connection with the closing of the Proposed Transaction as RMMJ expects to maintain the Plan post-closing.  The Company and RMMJ are currently in negotiations and have not yet finalized or entered into a definitive agreement regarding the Proposed Transaction.  No assurances can be made that the Company and RMMJ will enter into any such definitive agreement, including an agreement containing terms consistent with those described above.  Further, the Company’s entry into any such definitive agreement will require the approval of the independent members of the Company’s Board of Directors.  Additionally, the definitive agreement will require the approval of the holders of a majority of the Company’s outstanding common stock.

Director Independence

Our Board of Directors has determined that all of our directors who served during 2012 are independent under the director independence standards of the NYSE MKT and our Company, with the exception of Mr. Butler.  Under our director independence standards as well as those of the NYSE MKT, an independent director is a person, other than an executive officer of the Company, who has no relationship with us that would interfere with the exercise of his independent judgment in carrying out his responsibilities as a director.  Mr. Butler is not independent because he serves as our Chairman and Chief Executive Officer.

Item14.	Principal Accounting Fees and Services

Fees to Independent Registered Public Accounting Firm

McGladrey LLP audited our financial statements as of and for the years ended December 31, 2012 and 2011.  The following table sets forth the fees billed or expected to be billed by McGladrey LLP to us for services performed in connection with the years ended December 31, 2012 and 2011.

	2012	2011
Audit fees (1)	$306,000	$196,000
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$306,000	$196,000

(1)	Audit fees represent fees for professional services rendered in connection with the audit of our financial statements for the years ended December 31, 2012 and 2011 and the review of our financial statements included in our Quarterly Reports on Form 10-Q filed in 2012 and 2011. The audit fees for the year ended December 31, 2012 were billed or are expected to be billed by McGladrey LLP and are subject to increase for final billing for the audit. The audit fees for 2012 include audit services related to the Company’s acquisition of Executive Office Concepts in 2012.

Index

Audit Committee Pre-Approval Policy

McGladrey LLP is permitted to provide us only with services that have been pre-approved by the Audit Committee.

Index
Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1. and 2.  List of Financial Statements:

The following Consolidated Financial Statements of Chromcraft Revington are included in this report on Form 10-K:

(a) 3.  Listing of Exhibits

(3.1)	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

(3.2)	By-laws of the Registrant, as amended, filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2009, is incorporated herein by reference.

(10.1)	Loan and Security Agreement, dated April 20, 2012, by and between the Registrant and Gibraltar Business Capital, LLC, filed as Exhibit 10.1 to Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2012, is incorporated herein by reference.

(10.10)	Waiver and Modification Agreement, dated August 14, 2012, by and between the Registrant and Gibraltar Business Capital, LLC, filed as Exhibit 10.1 to Form 10-Q as filed with the Securities and Exchange Commission on November 13, 2012, is incorporated herein by reference.

(10.11)*	Waiver Agreement, dated March, 29, 2013 by and between the Registrant and Gibraltar Business Capital, LLC

(10.19)	Term Loan and Security Agreement, dated March 15, 2002, by and between the Registrant and Reliance Trust Company (as successor trustee), not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust, filed as Exhibit 10.19 to Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2002 (Commission File No. 0-19894), is incorporated herein by reference.

Index

(10.23)	Chromcraft Revington, Inc. Employee Stock Ownership and Savings Plan – ESOP Component Trust, dated May 13, 2010 by and between the Registrant and Reliance Trust Company (as successor trustee), filed as Exhibit 10.23 to Form 10-Q for the quarter ended July 3, 2010, is incorporated herein by reference.

(10.32)	Amendment No. 2 to the Term Loan and Security Agreement, dated December 21, 2005, by and between the Registrant and Reliance Trust Company (as successor trustee), not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust, filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2005 (Commission File No. 1-13970) is incorporated herein by reference.

(10.34)	Amendment No. 3 to the Term Loan and Security Agreement, dated May 13, 2010, by and between the Registrant and Reliance Trust Company (as successor trustee), not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust, filed as Exhibit 10.34 to Form 10-Q for the quarter ended July 3, 2010, is incorporated herein by reference.

(10.35)	Contract, dated April 3, 1961, between City of Senatobia, Tate County, Mississippi, the Board of Supervisors of Tate County, Mississippi and Chromcraft Corporation, filed as Exhibit 10.12 to Form S-1, Pre-Effective Amendment No. 1, registration number 33-45902, as filed with the Securities and Exchange Commission on March 17, 1992, is incorporated herein by reference.

(10.36)	Lease, dated February 15, 1962, between Board of Supervisors of Tate County, Mississippi as Landlord and Chromcraft Corporation, as Tenant, filed as Exhibit 10.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

(10.37)	Lease, dated September 9, 1966, between the Board of Supervisors of Tate County, Mississippi as Landlord and Chromcraft, Corporation as Tenant, filed as Exhibit 10.13 to Form S-1, Pre-Effective Amendment No. 1, registration number 33-45902, as filed with the Securities and Exchange Commission on March 17, 1992, is incorporated herein by reference.

(10.38)	Contract, dated May 5, 1969, between the Board of Supervisors of Tate County, Mississippi and Chromcraft Corporation, filed as Exhibit 10.14 to Form S-1, Pre-Effective Amendment No. 1, registration number 33-45902, as filed with the Securities and Exchange Commission on March 17, 1992, is incorporated herein by reference.

(10.39)	Contract and Lease Agreement, dated April 17, 1972, between Tate County, Mississippi as Landlord and Chromcraft Corporation as Tenant, filed as Exhibit 10.15 to Form S-1, Pre-Effective Amendment No. 1, registration number 33-45902, as filed with the Securities and Exchange Commission on March 17, 1992, is incorporated herein by reference.

Index
(10.40)
Project Agreement and Agreement to Exchange Real Estate, by and between the Registrant and Tate County, Mississippi, filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2013, is incorporated herein by reference.

Executive Compensation Plans and Arrangements

(10.4)	Chromcraft Revington, Inc. 1992 Stock Option Plan, as amended and restated effective March 15, 2002, filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2001 (Commission File No. 0-19894), is incorporated herein by reference.

(10.46)	Directors’ Stock Plan of Chromcraft Revington, Inc., as amended and restated effective December 1, 2005, filed as Exhibit 10.46 to Form 10-Q for the quarter ended July 1, 2006 (Commission File No. 1-13970) is incorporated herein by reference.

(10.47)	First Amendment to the Amended and Restated Directors’ Stock Plan of Chromcraft Revington, Inc., effective January 1, 2010, filed as Exhibit 10.46 to Form 10-Q for the quarter ended April 3, 2010, is incorporated herein by reference.

(10.57)	Chromcraft Revington, Inc. 2007 Executive Incentive Plan, effective January 1, 2007, filed as Appendix A to the Registrant’s Proxy Statement dated April 11, 2007 (Commission File No. 1-13970) is incorporated herein by reference.

(10.58)	Chromcraft Revington, Inc. Compensation Clawback Policy, dated August 8, 2012, filed as Exhibit 10.58 to Form 10-Q with the Securities and Exchange Commission on November 15, 2012, is incorporated herein by reference.

(10.91)	Consulting Agreement dated September 14, 2012, between the Registrant and William B. Massengill, filed as Exhibit 10.91 to Form 10-Q with the Securities and Exchange Commission on November 15, 2012, is incorporated herein by reference.

(10.92)	Severance Agreement dated September, 28, 2012, between the Registrant and James M. La Neve, filed as Exhibit 10.92 to Form 10-Q with the Securities and Exchange Commission on November 15, 2012, is incorporated herein by reference.

(10.93)	Employment Agreement, dated July 1, 2008, between the Registrant and Ronald H. Butler, filed as Exhibit 10.94 to Form 10-Q, as filed with the Securities and Exchange Commission on August 12, 2008 (Commission File No. 1-13970) is incorporated herein by reference.

(10.94)	Amendment No. 1 dated December 31, 2009, to the Employment Agreement between the Registrant and Ronald H. Butler, filed as Exhibit 10.94 to Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2010, is incorporated herein by reference.

(10.95)	Form of Performance Share and Restricted Stock Award Agreement under the 2007 Executive Incentive Plan, filed as Exhibit 10.95 to Form 10-Q for the quarter ended July 2, 2011, is incorporated herein by reference.

Index
(10.97)	Amendment No. 2 dated November 8, 2012, to the Employment Agreement between the Registrant and Ronald H. Butler, filed as Exhibit 10.97 to Form 10-Q, as filed with the Securities and Exchange Commission on November 15, 2012, is incorporated herein by reference.

(10.98)*	Form of 2012 Restricted Stock Award Agreement under the Directors’ Stock Plan.

(10.99)	Severance Agreement dated March 31, 2010, between the Registrant and E. Michael Hanna filed as Exhibit 10.99 to Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2010, is incorporated herein by reference.

(21.1)*	Subsidiaries of the Registrant.

(31.1)*	Certification of Chief Executive Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Vice President and Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

(32.1)*	Certifications of Chief Executive Officer and Vice President and Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(101)*	Interactive Data File

(b)  Exhibits
The response to this portion of Item 15 is submitted as a separate section of this  report

*Filed herewith

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Chromcraft Revington, Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Chromcraft Revington, Inc.
(Registrant)

Date: June 20, 2013	By:	/s/ Ronald H. Butler
Ronald H. Butler,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Chromcraft Revington, Inc. and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ronald H. Butler	Chairman,Chief Executive Officer and Director	June 20, 2013
Ronald H. Butler	(principal executive officer)

/s/ James M. La Neve	Vice President and Chief Financial Officer	June 20, 2013
James M. La Neve	(principal accounting and financial officer)

/s/ David L. Kolb	Director	June 20, 2013
David L. Kolb

/s/ Larry P. Kunz	Director	June 20, 2013
Larry P. Kunz

/s/ Theodore L. Mullett	Director	June 20, 2013
Theodore L. Mullett

/s/ John D. Swift	Director	June 20, 2013
John D. Swift

Index
Consolidated Statements of Operations
Chromcraft Revington, Inc.
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011

Sales	$56,638	$55,266

Cost of sales	46,445	45,669

Gross margin	10,193	9,597

Selling, general and administrative expenses	14,898	13,620

Long-lived asset impairment	898	-

Goodwill impairment	123	-

Operating loss	(5,726)	(4,023)

Interest expense, net	(648)	(332)

Loss before income tax benefit	(6,374)	(4,355)

Income tax benefit	273	-

Net loss	$(6,101)	$(4,355)

Basic and diluted loss per share of common stock	$(1.22)	$(0.91)

Shares used in computing basic and diluted loss per share	5,001	4,775

See accompanying notes to consolidated financial statements.

Index
Consolidated Balance Sheets
Chromcraft Revington, Inc.
(In thousands, except share data)

	December 31,
	2012	2011
Assets

Cash	$-	$-
Accounts receivable, less allowance of $165 in 2012 and $150 in 2011	6,544	8,581
Inventories	13,925	14,194
Prepaid expenses and other	656	745
Current assets	21,125	23,520

Property, plant and equipment, net	5,437	6,483
Intangible assets	268	-
Other assets	1,002	819

Total assets	$27,832	$30,822

Liabilities and Stockholders' Equity
Revolving credit facility	$3,061	$901
Current maturities of note payable	92	-
Accounts payable	4,989	3,955
Accrued liabilities	3,195	3,699
Current liabilities	11,337	8,555
Note payable, less current maturities	155	-
Deferred compensation	181	327
Other long-term liabilities	1,068	1,075
Total liabilities	12,741	9,957

Stockholders' equity

Preferred stock, $1.00 par value, 100,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 8,170,422 shares issued in 2012 and 7,968,547 shares issued in 2011	82	80
Capital in excess of par value	15,962	16,313
Unearned ESOP shares	(12,649)	(13,325)
Retained earnings	32,856	38,957
	36,251	42,025

Less cost of common stock in treasury, 1,819,154 shares in 2012 and 2011	(21,160)	(21,160)
Total stockholders' equity	15,091	20,865

Total liabilities and stockholders' equity	$27,832	$30,822

See accompanying notes to consolidated financial statements.

Index
Consolidated Statements of Cash Flows
Chromcraft Revington, Inc.
(In thousands)

	Year Ended December 31,
	2012	2011
Operating Activities
Net loss	$(6,101)	$(4,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	648	763
Non-cash share based and ESOP compensation expense	262	391
Deferred income tax benefit	(273)	-
Provision for doubtful accounts	61	48
Write-off of deferred financing costs	186	-
Non-cash long-lived asset impairment	898	-
Non-cash goodwill impairment	123	-
Amortization of deferred financing costs	53	86
Non-cash inventory write-downs	126	200
Non-cash accretion expense	35	34
Changes in operating assets and liabilities, net of effect of acquired business:
Accounts receivable	2,157	(1,077)
Inventories	481	(203)
Prepaid expenses and other	164	(34)
Accounts payable and accrued liabilities	(79)	164
Long-term liabilities and assets	(462)	(872)
Cash used in operating activities	(1,721)	(4,855)

Investing Activities
Capital expenditures	(146)	(25)
Proceeds on disposal of assets	5	2
Acquisition of business, net of cash acquired	(138)	-
Cash used in investing activities	(279)	(23)

Financing Activities
Deferred financing costs	(117)	(202)
Payments on note payable	(43)	-
Net borrowings on revolving credit facility	2,160	901
Cash provided by financing activities	2,000	699

Change in cash	-	(4,179)

Cash at beginning of the period	-	4,179

Cash at end of the period	$-	$-

Supplemental Disclosure of Non-Cash Investing Activities
Acquisition of a business:
Assets acquired and liabilities assumed:
Identifiable assets acquired and liabilities assumed, net	$367
Goodwill	123
	490

Less: cash acquired	(62)
Less: note due to seller	(290)
	$138

See accompanying notes to condensed consolidated financial statements.

Index

Consolidated Statements of Stockholders' Equity
Chromcraft Revington, Inc.
(In thousands, except share data)

			Capital
			in Excess	Unearned				Total
	Common Stock		of Par	ESOP	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Value	Shares	Earnings	Shares	Amount	Equity
Balance at January 1, 2011	7,968,547	$80	$16,599	$(14,002)	$43,312	(1,819,154)	$(21,160)	$24,829

ESOP compensation expense	-	-	(578)	677	-	-	-	99

Share based compensation	-	-	292	-	-	-	-	292

Net loss	-	-	-	-	(4,355)	-	-	(4,355)
Balance at December 31, 2011	7,968,547	$80	$16,313	$(13,325)	$38,957	(1,819,154)	$(21,160)	$20,865

ESOP compensation expense	-	-	(606)	676	-	-	-	70

Release of restricted stock awards	201,875	2	(2)	-	-	-	-	-

Restricted stock award grant	-	-	65	-	-	-	-	65

Share based compensation	-	-	192	-	-	-	-	192

Net loss	-	-	-	-	(6,101)	-	-	(6,101)
Balance at December 31, 2012	8,170,422	$82	$15,962	$(12,649)	$32,856	(1,819,154)	$(21,160)	$15,091

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

Revenue Recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the related receivable is probable, persuasive evidence that an arrangement exists, and the sales price is fixed or determinable.

Cash

Cash accounts are primarily located at two financial institutions.  Cash is swept daily from our bank accounts to be applied against outstanding borrowings under our loan and security agreement with FCC, LLC, as was the case with our loan and security agreement with Gibraltar Business Capital, LLC.

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

Intangible Assets

 Intangible assets include principally customer relationships, trademarks, and air quality permits, and are amortized using methods that approximate the benefit provided by utilization of the assets, which may be on a straight-line or accelerated basis depending on the intangible asset.

We record all assets and liabilities acquired in purchase acquisitions, including intangibles, at estimated fair value. The initial recognition of intangible assets, the determination of useful lives and, if necessary, subsequent impairment analyses require management to make subjective estimates of how the acquired assets will perform in the future using certain valuation methods.

Impairment of Long-Lived Assets

 We periodically review the carrying value of our property, plant and equipment and our intangible assets to test whether current events or circumstances indicate that such carrying value may not be recoverable. For the testing of long-lived assets that are "held for use," if the tests indicate that the carrying value of the asset group that contains the long-lived asset being evaluated is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment loss is recognized. The impairment loss is determined by the amount by which the carrying value of such asset group exceeds its estimated fair value. We generally measure fair value by considering sale prices for similar assets or other generally accepted valuation methods.  For the year ended December 31, 2012, the Company recognized impairment of $898 on its facility in Delphi, Indiana in order to write the asset down to its estimated fair value of $2,900.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed.  We have determined that we operate in a single segment and have a single reporting unit. In September 2011, the Financial Accounting Standards Board ("FASB") amended its guidance to simplify the testing of goodwill for impairment, allowing an entity to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. If an entity determines as a result of the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative impairment test is required. Otherwise, no further testing is required. The performance of the quantitative impairment test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the terminal value method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, we perform the second step of the quantitative impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill.

Index
As a result of the Company's annual impairment test, we concluded that the implied carrying value of goodwill exceeded its implied fair value and recorded a non-cash impairment charge of $123 for the year ended December 31, 2012.

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

The Company and its wholly-owned U.S. subsidiaries file a consolidated federal income tax return. The Company is subject to the income tax laws of the United States and the states in which the Company operates. The manner in which these tax laws apply to the taxpayer’s facts is sometimes open to interpretation; therefore the Company must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position.  A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The amount of benefit recognized for financial reporting purposes is based on management’s best judgment of the most likely outcome resulting from examination given the facts, circumstances and information available at the reporting date. The Company adjusts the level of unrecognized tax benefits when there is new information available to assess the likelihood of the outcome. Accounting Standards Codification ("ASC") 740 liabilities for uncertain tax positions are included in other long-term liabilities.  Interest and penalties for unrecognized tax positions are recorded in income tax expense.

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

Index
Reclassifications

The Company has made certain reclassifications to the 2011 Consolidated Financial Statements to conform to the 2012 presentation.

Note 2.	Acquisition of Executive Office Concepts

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

The EOC acquisition resulted in a new basis of accounting for the related assets and liabilities whereby the total purchase price was allocated to tangible and intangible assets and liabilities based on the fair values on the date of acquisition.   The Company also incurred acquisition related costs of approximately $86 for the twelve months ended December 31, 2012, which were recorded in selling, general and administrative expenses in the Consolidated Statement of Operations.

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
	$270

Index

Actual net sales of $2,088 and net loss of $467 of EOC for the period since the acquisition on March 20, 2012 are included in our consolidated results of operations for the twelve months ended December 31, 2012.

The following table summarizes the pro forma net sales and net loss of the combined entity for the twelve months ended December 31, 2012 and December 31, 2011 as if the acquisition had occurred on January 1, 2011:

	(unaudited)
	Year Ended December 31,
	2012	2011
Pro forma net sales	$56,872	$57,655
Pro forma net loss	$(6,347)	$(3,994)

Note 3.	Inventories

Inventories at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Raw materials	$4,662	$5,139
Work-in-process	1,453	1,336
Finished goods	7,810	7,719
	$13,925	$14,194

Inventory reserves increased $3 and decreased $255 in 2012 and 2011, respectively, on a net basis.

Note 4.	Property, Plant and Equipment

Property, plant and equipment at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Land	$324	$324
Buildings and improvements	17,540	18,438
Machinery and equipment	23,511	23,159
Leasehold improvements	530	737
Construction in progress	115	-
	42,020	42,658
Less accumulated depreciation and amortization	(36,583)	(36,175)
	$5,437	$6,483

Index

Note 5.	Intangible Assets

Intangible assets at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Customer relationships	$60	$-
Trademark	80	-
Air quality permits	130	-
	270	-

Less accumulated amortization	(2)	-
	$268	$-

For the years ended December 31, 2012 and 2011, the Company recognized amortization expense related to intangible assets of $2 and $0, respectively.

Based on the carrying value of the intangible assets recorded as of December 31, 2012, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

Year	Amount
2013	$22
2014	14
2015	14
2016	14
2017	14
Thereafter	190
Total	$268

Note 6.	Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy has been established based on three levels of inputs, of which the first two are considered observable and the last unobservable.

●	Level 1 - Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

●	Level 2 - Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments.

●	Level 3 - Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

Index

The following table summarizes the Company's assets measured at fair value on a nonrecurring basis as of December 31, 2012 and the losses recognized as a result of this measurement in 2012:

		Fair Value Measurements at the End of
		the Reporting Period Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Gains
	12/31/2012	(Level 1)	(Level 2)	(Level 3)	(Losses)

Nonrecurring fair value measurements

Long-lived assets held and used (a)	$2,900		$2,900	-	$(898)
Goodwill (b)	-		-	-	(123)
Total nonrecurring fair value measurements	$2,900		$2,900	$-	$(1,021)

(a) In accordance with ASC Subtopic 360-10, long-lived assets held and used with a carrying amount of $3,748 were written down to their fair value of $2,900, resulting in an impairment charge of $898, which was included in earnings for the period.  The Company’s management determined the impairment charge by utilizing the sales comparison approach, in which the property was compared to similar properties that had been sold recently, or for which listing prices or offers were known.

(b) In accordance with ASC Subtopic 350-20, goodwill with a carrying amount of $123 was written down to its implied fair value of $0, resulting in an impairment charge of $123, which is included in earnings for the period.

For the year ended December 31, 2011, no assets were adjusted to fair value on a nonrecurring basis.

Note 7.   Accrued Liabilities

Accrued liabilities at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Employee-related benefits	$880	$861
Other accrued liabilities	2,315	2,838
	$3,195	$3,699

Index
Note 8.  Income Taxes

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (liabilities) at December 31, 2012 and 2011 are summarized below:

	2012	2011
Deferred tax assets attributable to:
Accounts receivable	$64	$58
Accrued expenses	597	706
ESOP compensation expense	1,226	1,151
Deferred compensation	170	340
Stock compensation expense	295	295
Intangibles	-	136
Net operating loss carryfowards	14,496	11,875
Asset retirement/environmental obligations and other	391	384
Property, plant and equipment	99	-
Inventories	552	576
Total deferred tax assets	17,890	15,521

Deferred tax liabilities attributable to:
Property, plant and equipment	-	(87)
Intangibles	(18)	-
Total deferred tax liabilities	(18)	(87)
Net deferred tax asset before valuation allowance	17,872	15,434

Valuation allowance	(17,872)	(15,434)

Net deferred tax balance after valuation allowance	$-	$-

Components of income tax (benefit), expense in the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
Current:
Federal	$-	$-
State	(35)	-
	(35)	-
Deferred:
Federal	(2,104)	(918)
State	(572)	(633)
Change in valuation allowance	2,438	1,551
	(238)	-
Income tax (benefit) expense	$(273)	$-

The income tax benefit resulted primarily due to the recognition of a deferred tax liability associated with the purchase price allocation in the acquisition of EOC.

Index
A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
Statutory federal income tax rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(5.9)	(9.6)
Cash surrender value of officer's life insurance	(0.7)	(1.0)
Employee stock ownership plan	(2.8)	(4.1)
Goodwill impairment	0.7	-
Expiration of unused net operating loss	-	10.6
Deferred tax asset valuation allowance change	38.2	35.6
Other, net	0.2	2.5
Effective income tax rate	(4.3)%	0.0%

At December 31, 2012, the Company had federal net operating loss (NOL) carryforwards of approximately $34,859 with expiration dates ranging from 2013 through 2032.    After consideration of the relevant factors, including recent operating results, the likelihood of the utilization of net operating loss tax carryforwards and the ability to generate future taxable income, the Company maintained a full valuation allowance against the entire net deferred tax asset balances at December 31, 2012 and 2011.

The Company follows the accounting standards related to the accounting for uncertainty in income taxes.  At December 31, 2012 and December 31, 2011, the Company had $140 and $175 of unrecognized tax benefits, respectively, all of which would affect the effective tax rate if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
Unrecognized tax benefits balance at beginning of year	$175	$248
Gross increases for tax positions of prior years	-	-
Gross decreases for tax positions of prior years	-	-
Settlements	-	-
Lapse of statute of limitations	(35)	(73)
Unrecognized tax benefits balance at end of year	$140	$175

The Company files federal and various state income tax returns.  With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2009.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated financial statements.  As of December 31, 2012 and December 31, 2011, the Company had approximately $35 and $44 of accrued interest and penalties related to uncertain tax positions, respectively.

Index

Note 9.	Debt

Note Payable

The Company acquired all of the outstanding stock of EOC on March 20, 2012 for a purchase price of $509, of which $200 was paid at closing and $309 is payable under a promissory note issued by the Company (“Note”).  The Note has been discounted by the Company in the amount of $19 to reflect fair value of the Note.  The Note has a term of three years, bears interest at 5.0% per annum and provides for equal quarterly payments of principal and interest of $28 with the first payment made in July 2012 and thereafter at the beginning of each quarter until April 2015.  The outstanding balance of the Note at December 31, 2012 was $247, of which $92 is included in current liabilities and $155 in non-current liabilities.

Revolving Credit Facility

The Company terminated the loan and security agreement (“Credit Facility”) with Gibraltar Business Capital, LLC (“Gibraltar”) on May 31, 2013 and entered a new three year secured revolving credit facility (“New Facility”) with FCC, LLC (“First Capital”) of up to $9,000 based upon eligible accounts receivable and inventory of the Company

The Company had net borrowings on its revolving credit facilities of $2,160 in 2012 and an outstanding loan balance of $3,061 at December 31, 2012.  The Company had approximately $1,640 of availability under the Credit Facility at December 31, 2012, which reflects a $40 reduction for reserves.  Availability under the Credit Facility was calculated using a borrowing base equal to 85%, or such lesser percentage as determined by Gibraltar, of the net amount of the Company’s eligible accounts receivable.  Availability fluctuated from time to time based on the amount of the Company’s eligible accounts receivable, lockbox receipts and outstanding advances under the Credit Facility.

Advances under the Credit Facility initially bore interest at the annual rate of 3% above the Prime Rate (as published in the Wall Street Journal) with the Prime Rate never being lower than 3.25%, or 6.25% per annum.  However, effective August 14, 2012, the loan and security agreement for the Credit Facility was amended to provide that interest on advances was increased to the greater of (i) Prime Rate (the Prime Rate at December 31, 2012 was 3.25%) plus 6.25%, or (ii) 9.50% per annum.  In addition, the Credit Facility required the Company to pay a monthly collateral management fee and certain other fees and expenses to Gibraltar.  This increase to the interest rate was a condition to Gibraltar agreeing to waive our noncompliance with the net income (loss) financial covenant under the Credit Facility for the six month period ended June 30, 2012.  Obligations under the Credit Facility were secured by all of the assets of the Company and its subsidiaries.  The Credit Facility also included a lockbox arrangement whereby all payments received by the Company to the lockbox were applied to any outstanding loan balance the Company had with Gibraltar.

The loan and security agreement for the Credit Facility contained representations and warranties as well as affirmative, negative and financial covenants of the Company.  The covenants included, but are not limited to, minimum net income (loss) requirements as well as restrictions or limitations on other indebtedness, other liens on Company assets, capital expenditures, sales of assets (other than sales of inventory in the ordinary course of business), mergers with or acquisitions of other businesses and certain amendments to the Company’s Certificate of Incorporation and By-Laws.

Index
The Credit Facility also contained events of default.  Upon the occurrence of an event of default, Gibraltar could have terminated the Credit Facility and not extended further credit to the Company, declared upon notice to the Company all amounts then outstanding under the Credit Facility to be immediately due and payable, charge a default rate of interest, take possession of and sell assets of the Company that constitute collateral for the Credit Facility and exercise any other rights and remedies that Gibraltar had.

The Company reported a net loss of $6,101 for the year ended December 31, 2012, compared to a net loss of $4,355 for the year ended December 31, 2011 and was not in compliance with its net income (loss) financial covenants under the Credit Facility, which provided for a net loss for the year ended December 31, 2012 of not more than $3,500.  We obtained a waiver of this noncompliance from Gibraltar.

The New Facility with First Capital replaced the Credit Facility with Gibraltar and will expire on May 31, 2016.  All advances under the New Facility will be used for working capital and other corporate purposes, subject to the initial pay off of any outstanding borrowings and associated fees to Gibraltar at closing.

The Company had an outstanding loan balance of $3,529 and approximately $1,456  of net availability under the New Facility at June 15, 2013.  The borrowing base under the New Facility includes (i) 85% of eligible accounts receivable, and (ii) 70% of finished goods and 15% of raw material inventories, up to a maximum of $4,500, subject in total to a maximum of $9,000.  Availability fluctuates from time to time during any given period based on the amount of the Company’s eligible accounts receivable and inventory, lockbox receipts, and outstanding advances under the New Facility.

Advances under the New Facility will bear interest at the annual rate of 5% above the Libor Rate (as published in the Wall Street Journal or another national publication selected by First Capital).   The Company is also required to pay annual and monthly administration fees, a monthly commitment fee on the unused portion of the maximum borrowing amount and other expenses.  Obligations under the New Facility are secured by all of the assets of the Company and its subsidiaries.

The New Facility contains representations and warranties as well as affirmative and negative covenants of the Company.  The covenants include, but are not limited to net income (loss) requirements, tangible net worth requirements, and restrictions or limitations on other indebtedness, other liens on Company assets, capital expenditures, a merger or sale of the Company, sales of assets (other than in the ordinary course of business), acquisitions of other businesses, and amendments to the Company’s Certificate of Incorporation and By-Laws. The net income (loss) covenants for 2013 require a net (loss) of no greater than (i) ($2,650) for the six months ending June 29, 2013, (ii) ($3,550) for the nine months ending September 28, 2013, and (iii) ($4,100) for the twelve months ending December 31, 2013. The net income (loss) covenants are replaced in the fourth quarter of 2014 with a fixed charge coverage ratio. The New Facility also includes a covenant which requires that we maintain a tangible net worth of at least $8,000. Upon the occurrence of an event of default, First Capital may terminate its commitment to make advances under the New Facility, declare all amounts then outstanding under the New Facility to be immediately due and payable, charge a default rate of interest and exercise any other rights and remedies that they may have. The New Facility includes a lockbox service agreement whereby all payments received by the Company to the lockbox are transferred directly to First Capital’s general funding account for application to any outstanding loan balance the Company has with First Capital.

Index

Note 10.	Loss Per Share of Common Stock

Due to the net loss in both 2012 and 2011, loss per share, basic and diluted, are the same, as the effect of potential issuances of common stock would be anti-dilutive.  There were 135,736 shares and 370,800 shares on December 31, 2012 and December 31, 2011, respectively, which were issuable upon the exercise of stock options, at a weighted average exercise price of $12.79 and $11.58, respectively.  Of these options, 46,567 expired on February 3, 2013 and 7,500 expired on May 2, 2013.  In addition, there were 158,827 and 201,875 shares of restricted stock outstanding at December 31, 2012 and December 31, 2011, respectively, for which vesting was contingent upon service conditions.  Of the158,827 restricted stock shares outstanding at December 31, 2012, 114,027 shares vested on January 1, 2013.

Note 11.	Asset Retirement Obligation

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

	2012	2011
Asset retirement obligation balance at beginning of year	$839	$805
Liabilities (non-current) incurred	-	-
Liabilities settled	-	-
Accretion expense - cost of goods sold	35	34
Asset retirement obligation balance at end of year	$874	$839

Net book value of asset retirement obligation asset at end of year	$377	$448

Depreciation expense	$71	$72

The obligation is recorded in other long long-term liabilities in the consolidated balance sheets.

Note 12. Employee Stock Ownership Plan

Chromcraft Revington sponsors the Employee Stock Ownership and Savings Plan (the”Plan”) which consists of the following two components: (i) a leveraged employee stock ownership plan qualified under Section 401(a) of the Internal Revenue Code (the “Code”) which is designed to invest primarily in Company stock (the”ESOP”); and (ii) a qualified cash or deferred arrangement under Code Section 401(k) (the “401(k) Plan”).  The Plan covers substantially all employees who have completed six months of service with the Company.  The Company matching contribution with respect to participants’ pre-tax contributions to the 401(k) Plan for the plan year ending December 31, 2012 is expected to be made to the ESOP.

Index
When the ESOP was established, Chromcraft Revington loaned $20,000 to the ESOP Trust to finance the ESOP’s purchase of common stock of the Company.  The loan to the ESOP Trust provides for repayment to Chromcraft Revington over a 30-year term at a fixed rate of interest of 5.48% per annum.  Chromcraft Revington makes annual contributions to the ESOP Trust equal to the ESOP Trust’s repayment obligation under the loan to the ESOP from the Company.  The unallocated shares of common stock owned by the ESOP Trust are pledged to the Company as collateral for the Company’s loan to the ESOP Trust.  As the ESOP loan is repaid, shares are released from collateral and allocated to ESOP accounts of active employees based on the proportion of total debt service paid in the year.  Unearned ESOP shares are reported as a reduction of stockholders’ equity as reflected in the Consolidated Statement of Stockholders’ Equity of the Company.  As shares are committed to be released, Chromcraft Revington reports compensation expense equal to the current market price of the shares, and the shares become outstanding for the earnings per share computations.  ESOP compensation expense was $150 in 2012 and $154 in 2011.

ESOP shares at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Allocated ESOP shares	396,965	301,357
Unearned ESOP shares	1,264,879	1,332,546
Total ESOP shares	1,661,844	1,633,903
Unearned ESOP shares, at cost	$12,649	$13,325
Fair value of unearned ESOP shares	$658	$1,452

At December 31, 2012, the ESOP Trust owned approximately 26.2% of the issued and outstanding shares of the Company’s common stock.

Note 13.	Stock-Based Compensation

The Company has the following stock-based compensation plans:

2007 Executive Incentive Plan

On May 9, 2007, the Company’s stockholders approved the 2007 Executive Incentive Plan effective as of January 1, 2007 (“Executive Incentive Plan”).  The Executive Incentive Plan superseded and replaced the 1992 Stock Option Plan, as amended (“1992 Plan”), the Short Term Executive Incentive Plan and the Long Term Executive Incentive Plan, provided that options outstanding prior to 2007 continue to be subject to the 1992 Plan. The Executive Incentive Plan allows the Compensation Committee of the Board of Directors to make new stock-based awards of nonqualified stock options (“NQSOs”), stock appreciation rights, restricted stock and performance shares.  Incentive stock options ("ISOs") outstanding under the 1992 Plan are exercisable over a 10-year period and were granted at an exercise price no less than the fair market value of Chromcraft Revington's common stock as of the date of grant.  The Compensation Committee of the Board of Directors determines the vesting period and exercise prices of NQSOs.  All outstanding options were vested and exercisable at December 31, 2012 and 2011.  At December 31, 2012 and 2011, common stock available for future awards under the Executive Incentive Plan were 571,354 and 470,317, respectively.

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

Directors’ Stock Plan

The Company’s Amended and Restated Directors’ Stock Plan ("Directors’ Plan”) provides for the annual grant of restricted stock or NQSOs to members of the board of directors who are not employees of the Company.    Under the Directors' Plan, eligible directors of the Company receive on the day following their re-election to the Board an award of either shares of restricted common stock with a total fair market value of $14  or an option to purchase 2,500 shares of common stock.  Any new director who is elected or appointed for the first time to the board of directors receives an award of either 3,000 shares of restricted common stock or an option to purchase 10,000 shares of common stock.  The Compensation Committee of the board of directors determines whether awards under the Directors’ Plan are made in restricted stock or stock options.  The total number of shares of common stock subject to the Directors' Plan is 150,000 shares.  No restricted common stock or options will be granted under the Directors’ Plan after December 1, 2015 or, if earlier, there are no shares available for issuance.  Shares of restricted common stock granted to directors under the Directors’ Plan will vest on the day immediately preceding the next annual meeting of stockholders following the award date.  NQSOs granted under the Directors’ Plan are 100% vested on the date of the grant and are granted at an exercise price equal to the fair market value of the Company’s common shares as of the date of the grant. The options are exercisable for a period of ten years.  At December 31, 2012 and 2011, there were 0 and 5,016 shares, respectively, available for future awards.

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

In 2011, the Company granted 240,000 shares, with a grant date fair value of $449, of restricted common stock to its Chief Executive Officer, Ronald H. Butler under the Executive Incentive Plan. Mr. Butler earned 166,875 shares of the 2011 award based on the achievement of certain performance goals for the year ended December 31, 2011.  This award was amortized to expense over the service period from the grant date through the vesting date of March 23, 2012 and was subject to the Executive Incentive Plan and the related award agreement.  The fair market value of the restricted stock award that vested was $312.

Index
In addition, certain executives of the Company, including Mr. Butler, were granted an award opportunity of performance shares under the Executive Incentive Plan for the 1-year performance period ended December 31, 2011.  A portion of the awards was earned based on the achievement of certain performance goals.  The awards were subject to the terms of the Executive Incentive Plan and the related award agreements.  The performance shares earned for 2011 were paid 50% in cash in 2012 and 50% in restricted stock to the executives employed by the Company on the vesting date of January 1, 2013.  The cash portion of the performance share awards in the amount of $151 was amortized over the service period from the grant date through December 31, 2011 and the restricted stock portion was amortized over the period from the grant date through the vesting date of the restricted stock of January 1, 2013.

In 2012, the Compensation Committee selected performance measures and established performance goals and certain other terms and conditions for proposed performance share award opportunities for our executive officers under our Executive Incentive Plan for the one-year performance period ended December 31, 2012.  However, as it became apparent during 2012 that the Company would not achieve the performance goals established by Compensation Committee, the terms of the award opportunities were never finalized and the applicable award agreements were never entered into with our executive officers.

There were 114,027 shares and 166,875 shares of restricted stock awards outstanding to employees as of December 31, 2012 and December 31, 2011, respectively.  All of the 114,027 shares of restricted stock outstanding to employees as of December 31, 2012 vested on January 1, 2013.

In 2012, awards of restricted common stock were made to our independent directors.  However, because there was an insufficient number of shares authorized and available for issuance to our four independent directors under the plan to satisfy the full amount of the 2012 restricted stock awards (44,800 or 11,200 shares each), the Company issued to each of Messrs. Kolb, Kunz, Mullett and Swift 6,254 shares of restricted common stock under the plan, which had a market value of $8 on the date of the award.  Under the terms of the applicable award agreements, these directors agreed to receive the balance of their 2012 restricted stock award in such form (either in cash or stock) as determined by the Compensation Committee.  On March 27, 2013, the Compensation Committee determined to settle the balance of each award (or $6 each) in cash.  The outstanding shares of restricted stock awarded to non-employee directors for 2012 (including the cash portion of such awards) will vest on the day immediately preceding the 2013 annual meeting of stockholders, unless the person is not serving as a director on that day.

The Company granted 35,000 shares of restricted common stock in 2011 to its non-employee Directors under the Directors’ Plan.  The aggregate fair market value on the date of grant was $56.  The aggregate fair market value of restricted stock awards that vested was $56.

As of December 31, 2012, there was a total unearned compensation balance attributable to restricted stock awards of $21. The cost is expected to be recognized over a weighted average period of 0.4 years.

Index

Compensation expense recognized for restricted stock awards during the years ended December 31, 2012 and 2011 was $192 and $292, respectively.  The related tax benefit for the compensation expense was $0 for both years.

A summary of all restricted stock activity for the year ended December 31, 2012 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock Outstanding at January 1, 2012	201,875	$1.82
Granted	179,936	1.37
Forfeited	(21,109)	1.41
Vested	(201,875)	1.82
Restricted Stock Outstanding at December 31, 2012	158,827	$1.36

Stock Options

A summary of all stock option activity for the year ended December 31, 2012 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Options Outstanding at January 1, 2012	370,800	$11.58	0.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(10,064)	12.20	-	-
Expired	(225,000)	10.82	-	-

Options Outstanding and Exercisable at December 31, 2012	135,736	$12.79	1.1	$-

At December 31, 2012, the market price per share of Company common stock was less than the exercise price of all outstanding options and, therefore, no intrinsic value is reflected in the above table.

There were no stock options granted in 2012 and 2011.  The fair value of stock options on the date of grant is estimated using the Black-Scholes pricing valuation model.

The fair value of each option is amortized into compensation expense on a straight line basis between the grant date of the option and each vesting date.

Index
There were no stock options exercised during the years ended December 31, 2012 or 2011.  If any options are exercised, the Company intends to issue the shares related thereto from its authorized but unissued shares.

The intrinsic value of options that vested during the years ended December 31, 2012 and 2011 was $0 for both years.  As of December 31, 2012, there were no unvested options.

Compensation expense recognized for stock options for the years ended December 31, 2012 and 2011 was $0 for both years.  The related tax benefit for the compensation expense was $0 for both years.

Note 14.	Supplemental Cash Flow Information

Interest paid during the years ended December 31, 2012 and 2011 was $384 and $240, respectively.  Income taxes paid during the years ended December 31, 2012 and 2011 were $0 for both years.

Note 15.	Rental Commitments

Chromcraft Revington leases office and manufacturing space, showroom facilities and transportation and other equipment under non-cancelable operating leases which expire through 2016.  The future minimum lease payments under non-cancelable leases for the years ending December 31, 2013, 2014, 2015, and 2016 are $943, $897, $716, and $399, respectively.  The Company may not renew certain leases based on its current reduced business activity level.

Rental expense was $1,560 and $1,555 for the years ended December 31, 2012 and 2011, respectively.

Note16.    Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards (“IFRSs”).   This standard updates accounting guidance to clarify the measurement of fair value to align the guidance and improve the comparability surrounding fair value measurement within GAAP and IFRSs.  The standard also updates requirements for measuring fair value and expands the required disclosures. The standard does not require additional fair value measurements and was not intended to establish valuation standards or affect valuation practices outside of financial reporting. This standard became effective for the Company on January 1, 2012.  The Company adopted the provisions of this standard during the first quarter of 2012.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles--Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU were effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The company adopted the provisions of this standard during the third quarter of 2012.

Index
Note 17.   Management’s Plans for Operations

The Company reported a net loss of $6,101 for the year ended December 31, 2012, compared to a net loss of $4,355 for the year ended December 31, 2011 and was not in compliance with its net income (loss) financial covenants under the Credit Facility, which provided for a net loss for the year ended December 31, 2012 of not more than $3,500.  We obtained a waiver of this noncompliance from Gibraltar.

Since January of 2012, we have taken various steps aimed at reducing costs, managing our liquidity effectively and growing sales.

•	Cost Reductions resulting from consolidating the operations of our Delphi, Indiana distribution center into our Senatobia, Mississippi manufacturing and distribution facility. This move is intended to streamline the ordering and shipping process for our customers. Other initiatives we have taken to reduce costs include the relocation of our High Point, North Carolina showroom under more favorable lease terms; the discontinuation of our licensing agreement on the Southern Living furniture line; annual cost savings of approximately $0.5 million resulting from a reduction in headcount in our sales management team; and anticipated future cost savings in fees and outside service expense resulting from the recent voluntary delisting of our common stock from the NYSE MKT and deregistration from reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

•	Sales Growth is expected from the reorganization of our sales management team and sales force realignment; the acquisition of EOC has provided incremental sales and selling opportunities for our other commercial products, particularly in the growing health care facility sector; and the consolidation of our Delphi, Indiana distribution center into our Senatobia manufacturing and distribution facility, which serves our customers better by offering all brands on the same delivery truck which is in alignment with current market demands.

•	Other initiatives include negotiating more favorable payment terms with vendors and recently obtaining increased availability and borrowing capacity along with more favorable financial covenants under the New Facility.

Index
Management has continued its efforts to reduce its net losses to improve the Company’s financial performance and to be in compliance with the financial and other covenants in the New Facility for the fiscal year ended December 31, 2013.   These efforts focus on increasing sales volume in both the residential and commercial product markets.   Management’s anticipation of future growth is not contingent solely upon a significant improvement in the economic conditions for the furniture industry, but instead on identifying key opportunities in the residential and commercial product markets and providing strong customer service.  These efforts also focus on gross margin improvement, primarily by implementing identified cost reductions and improving efficiencies in its operating facilities and supply chain process, as well as exploring pricing opportunities.    In addition, the Company will continue to closely monitor and control its selling, general and administrative expenses to be in line with its revenues. As noted above, we reorganized our sales management team in 2012 to provide a more focused approach to increasing sales which resulted in reduced headcount and annual savings going forward of approximately $500.

The New Facility contains representations and warranties as well as affirmative and negative covenants of the Company.  The covenants include, but are not limited to, net income (loss) requirements, tangible net worth requirements, and restrictions or limitations on other indebtedness, other liens on Company assets, capital expenditures, a merger or sale of the Company, sales of assets (other than in the ordinary course of business), acquisitions of other businesses, and amendments to the Company’s Certificate of Incorporation and By-Laws.  Upon the occurrence of an event of default, First Capital may terminate its commitment to make advances under the New Facility, declare all amounts then outstanding under the New Facility to be immediately due and payable, charge a default rate of interest and exercise any other rights and remedies that they may have. The New Facility includes a lockbox service agreement whereby all payments received by the Company to the lockbox are transferred directly to First Capital’s general funding account for application to any outstanding loan balance the Company has with First Capital.

The risk that we may not be able to successfully meet the financial covenants in the New Facility, and hence not have adequate liquidity to fund our operations, raises substantial doubt about our ability to continue as a going concern.  Because we presently are incurring losses, the continued availability of credit under our New Facility is critical to meeting our short term liquidity needs and to our ability to continue to operate.  The Company expects additional borrowings under the New Facility  throughout 2013.

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

We will need to generate adequate cash flow from operations in the near future in order to meet our short term and long term liquidity needs.  In the absence of adequate cash flow from operations in the immediate future, the Company will need to further restrict expenditures, sell assets, seek additional business funding or capital or consider other alternatives, including a sale or liquidation of the Company.

Index
Our ability to obtain additional funding or capital would likely be limited because First Capital has a first-priority lien on all of our assets as collateral for our New Facility, and the New Facility contains restrictions on most other indebtedness of the Company as well as other liens on our assets without First Capital’s prior consent.  Our financial results also could adversely affect the availability and terms of any such funding or capital.  The loan and security agreement for our New Facility does allow us to incur indebtedness in connection with a mortgage or synthetic lease of our Senatobia, Mississippi facility; provided, that (i)  such indebtedness is incurred on or prior to December 31, 2013, (ii) First Capital enters into a satisfactory access agreement with the mortgagor, (iii) the documentation regarding such indebtedness is satisfactory to First Capital, and (iv) no default under the loan and security agreement has occurred or will be caused by entering into the transaction.

Note 18.	Subsequent Events

Consolidation of Delphi distribution operation into Senatobia operations

On January 11, 2013, our Board of Directors approved a restructuring plan to consolidate the Company’s Delphi, Indiana Distribution Center operations into its Senatobia, Mississippi manufacturing and distribution operations in the first half of 2013. The Company is considering various options regarding the facility and equipment in Delphi. The 16 employees located in Delphi were offered continued employment at other Company locations.  The purposes of this consolidation are to reduce costs and improve customer service by consolidating the inventory into a common point of distribution, while redeploying assets. The Company incurred total restructuring costs of approximately $110 through May 31, 2013 and expects to incur an additional $1,575 of restructuring costs after May 31, 2013.  Most of these charges are expected to be recorded in the third quarter of 2013.

Delisting of Company common stock and deregistration from SEC reporting requirements

On April 5, 2013, our Board of Directors concluded that voluntarily delisting the Company’s common stock from the NYSE MKT and voluntarily deregistering from the reporting requirements of the Exchange Act were in the best interests of the Company.  Accordingly, the Company filed a Form 25 with the NYSE MKT and the SEC to voluntarily delist its common stock from the NYSE MKT effective with the close of trading on April 29, 2013.  The Company’s common stock commenced trading on April 30, 2013 under the ticker symbol CRCV on the OTC Pink Marketplace.  As of that date, investors and other interested parties were able to view the Real Time Level II stock quotes for CRCV at http://www.otcmarkets.com/stock/CRCV/quote.

The Company also filed a Form 15 on April 29, 2013 to terminate the registration of its common stock under Section 12 of the Exchange Act and the Company expects the deregistration to become effective 90 days after the filing date if there are no objections from the SEC.  The Company’s SEC reporting obligations under Sections 13 and 15(d) of the Exchange Act, including its obligations to file reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, were immediately suspended upon filing of the Form 15 and will remain suspended unless the SEC denies the effectiveness of the Form 15, in which case the Company would be required to file all such reports within 60 days of such denial.  As of the date of this filing, the Company has not received any such notice from the SEC.

Index
New Credit Facility

On May 31, 2013 the Company terminated the Credit Facility with Gibraltar and entered into the New Facility with First Capital which is described in Note 9 to the Consolidated Financial Statements.

Senatobia Property Exchange

On May 30, 2013 the Company completed its acquisition of ownership of its Senatobia facility and land through a property exchange with Tate County, Mississippi. No cash was exchanged in this transaction and no gain or loss was recognized.

Letter of Intent with RMMJ, LLC

On April 18, 2013, the Company announced that it had entered into a non-binding letter of intent and term sheet with RMMJ LLC, a Delaware limited liability company led by Ronald H. Butler, Chairman and Chief Executive Officer of the Company, for the purpose of effecting a possible acquisition of the Company.  No assurances can be made that the Company and RMMJ will enter into any such definitive agreement, including an agreement containing terms consistent with those described above.  Further, the Company’s entry into any such definitive agreement will require the approval of the independent members of the Company’s Board of Directors.  Additionally, the definitive agreement will require the approval of the holders of a majority of the Company’s outstanding common stock.

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Chromcraft Revington, Inc.

We have audited the accompanying consolidated balance sheets of Chromcraft Revington, Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chromcraft Revington, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 17 to the consolidated financial statements, the Company has suffered recurring losses from operations.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 17.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey LLP

Schaumburg, Illinois
June 20, 2013

Index
EXHIBIT INDEX

(3.1)	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

(3.2)	By-laws of the Registrant, as amended, filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2009, is incorporated herein by reference.

(10.1)	Loan and Security Agreement, dated April 20, 2012, by and between the Registrant and Gibraltar Business Capital, LLC, filed as Exhibit 10.1 to Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2012, is incorporated herein by reference.

(10.10)	Waiver and Modification Agreement, dated August 14, 2012, by and between the Registrant and Gibraltar Business Capital, LLC, filed as Exhibit 10.1 to Form 10-Q as filed with the Securities and Exchange Commission on November 13, 2012, is incorporated herein by reference.

(10.11)*	Waiver and Modification Agreement, dated March, 29, 2013 by and between the Registrant and Gibraltar Business Capital, LLC

(10.19)	Term Loan and Security Agreement, dated March 15, 2002, by and between the Registrant and Reliance Trust Company (as successor trustee), not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust, filed as Exhibit 10.19 to Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2002 (Commission File No. 0-19894), is incorporated herein by reference.

(10.23)	Chromcraft Revington, Inc. Employee Stock Ownership and Savings Plan – ESOP Component Trust, dated May 13, 2010 by and between the Registrant and Reliance Trust Company (as successor trustee), filed as Exhibit 10.23 to Form 10-Q for the quarter ended July 3, 2010, is incorporated herein by reference.

(10.32)	Amendment No. 2 to the Term Loan and Security Agreement, dated December 21, 2005, by and between the Registrant and Reliance Trust Company (as successor trustee), not in its individual or corporate capacity, but solely as trustee of the Chromcraft Revington Employee Stock Ownership Trust, filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2005 (Commission File No. 1-13970) is incorporated herein by reference.

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

Index

(10.35)
Contract, dated April 3, 1961, between City of Senatobia, Tate County, Mississippi, the Board of Supervisors of Tate County, Mississippi and Chromcraft Corporation, filed as Exhibit 10.12 to Form S-1, Pre-Effective Amendment No. 1, registration number 33-45902, as filed with the Securities and Exchange Commission on March 17, 1992, is incorporated herein by reference.

(10.36)
Lease, dated February 15, 1962, between Board of Supervisors of Tate County, Mississippi as Landlord and Chromcraft Corporation, as Tenant, filed as Exhibit 10.1 to Form S-1, registration number 33-45902, as filed with the Securities and Exchange Commission on February 21, 1992, is incorporated herein by reference.

(10.37)	Lease, dated September 9, 1966, between the Board of Supervisors of Tate County, Mississippi as Landlord and Chromcraft, Corporation as Tenant, filed as Exhibit 10.13 to Form S-1, Pre-Effective Amendment No. 1, registration number 33-45902, as filed with the Securities and Exchange Commission on March 17, 1992, is incorporated herein by reference.

(10.38)
Contract, dated May 5, 1969, between the Board of Supervisors of Tate County, Mississippi and Chromcraft Corporation, filed as Exhibit 10.14 to Form S-1, Pre-Effective Amendment No. 1, registration number 33-45902, as filed with the Securities and Exchange Commission on March 17, 1992, is incorporated herein by reference.

(10.39)
Contract and Lease Agreement, dated April 17, 1972, between Tate County, Mississippi as Landlord and Chromcraft Corporation as Tenant, filed as Exhibit 10.15 to Form S-1, Pre-Effective Amendment No. 1, registration number 33-45902, as filed with the Securities and Exchange Commission on March 17, 1992, is incorporated herein by reference.

(10.40)
Project Agreement and Agreement to Exchange Real Estate, by and between the Registrant and Tate County, Mississippi, filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2013, is incorporated herein by reference.

Executive Compensation Plans and Arrangements

(10.4)	Chromcraft Revington, Inc. 1992 Stock Option Plan, as amended and restated effective March 15, 2002, filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2001 (Commission File No. 0-19894), is incorporated herein by reference.

(10.46)	Directors’ Stock Plan of Chromcraft Revington, Inc., as amended and restated effective December 1, 2005, filed as Exhibit 10.46 to Form 10-Q for the quarter ended July 1, 2006 (Commission File No. 1-13970) is incorporated herein by reference.

Index

(10.47)	First Amendment to the Amended and Restated Directors’ Stock Plan of Chromcraft Revington, Inc., effective January 1, 2010, filed as Exhibit 10.46 to Form 10-Q for the quarter ended April 3, 2010, is incorporated herein by reference.

(10.57)	Chromcraft Revington, Inc. 2007 Executive Incentive Plan, effective January 1, 2007, filed as Appendix A to the Registrant’s Proxy Statement dated April 11, 2007 (Commission File No. 1-13970) is incorporated herein by reference.

(10.58)	Chromcraft Revington, Inc. Compensation Clawback Policy, dated August 8, 2012, filed as Exhibit 10.58 to Form 10-Q with the Securities and Exchange Commission on November 15, 2012, is incorporated herein by reference.

(10.90)	Restricted Stock Award Agreement dated March 25, 2011, between the Registrant and Ronald H. Butler, filed as Exhibit 10.95 to Form 10-Q for the quarter ended April 2, 2011, is incorporated herein by reference.

(10.91)	Employment Agreement, dated April 23, 2007, between the Registrant and William B. Massengill, filed as Exhibit 10.91 to Form 10-Q for the quarter ended July 3, 2010, is incorporated herein by reference.

(10.92)	Severance Agreement dated September, 28, 2012, between the Registrant and James M. La Neve, filed as Exhibit 10.92 to Form 10-Q with the Securities and Exchange Commission on November 15, 2012, is incorporated herein by reference.

(10.93)	Employment Agreement, dated July 1, 2008, between the Registrant and Ronald H. Butler, filed as Exhibit 10.94 to Form 10-Q, as filed with the Securities and Exchange Commission on August 12, 2008 (Commission File No. 1-13970) is incorporated herein by reference.

(10.94)	Amendment No. 1 dated December 31, 2009, to the Employment Agreement between the Registrant and Ronald H. Butler, filed as Exhibit 10.94 to Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2010, is incorporated herein by reference.

(10.95)	Form of Performance Share and Restricted Stock Award Agreement under the 2007 Executive Incentive Plan, filed as Exhibit 10.95 to Form 10-Q for the quarter ended July 2, 2011, is incorporated herein by reference.

(10.97)	Amendment No. 2 dated November 8, 2012, to the Employment Agreement between the Registrant and Ronald H. Butler, filed as Exhibit 10.97 to Form 10-Q, as filed with the Securities and Exchange Commission on November 15, 2012, is incorporated herein by reference.

(10.98)	*Form of 2012 Restricted Stock Award Agreement under the Directors’ Stock Plan.

Index

(10.99)	Severance Agreement dated March 31, 2010, between the Registrant and E. Michael Hanna filed as Exhibit 10.99 to Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2010, is incorporated herein by reference.

(21.1)*	Subsidiaries of the Registrant.

(31.1)*	Certification of Chief Executive Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Vice President and Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

(32.1)*	Certifications of Chief Executive Officer and Vice President and Chief Financial Officer required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(101)*	Interactive Data File

*Filed herewith